Form 10-Q
period 1996-03-31
GENTA INCORPORATED /DE/
filed 1996-05-14
CIK 880643

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended                  Commission File Number
             March 31, 1996                              0-19635

                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)


                Delaware                               33-0326866
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

       3550 General Atomics Court
          San Diego, California                           92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (619) 455-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X             No
                             -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Shares Outstanding at April 30, 1996
                  -----                   ------------------------------------
      Common Stock, $.001 par value                    26,341,870


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               Genta Incorporated
                               INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1996
               and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations for the
               Quarters Ended March 31, 1996 and 1995. . . . . . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows for the
               Quarters Ended March 31, 1996 and 1995. . . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .10



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,         DECEMBER 31,
                                        ASSETS                                                   1996                1995
                                                                                             ------------        ------------
                                                                                              (UNAUDITED)           (NOTE)
Current assets:
   Cash and cash equivalents...........................................................      $  5,445,600        $    271,755
   Receivable from sale of preferred stock.............................................                 -           2,785,800
   Trade accounts receivable...........................................................           747,814             471,296
   Notes receivable from officers and employees........................................            62,000             362,000
   Inventories.........................................................................           795,808             702,644
   Other current assets................................................................           291,355             151,923
                                                                                             ------------        ------------
Total current assets...................................................................         7,342,577           4,745,418
                                                                                             ------------        ------------
Property and equipment, net............................................................         4,318,909           4,656,955
Investment in and advances to joint venture............................................                 -             258,896
Intangibles, net.......................................................................         3,583,984           3,577,654
Deposits and other assets..............................................................         2,466,609           2,392,220
                                                                                             ------------        ------------
                                                                                             $ 17,712,079        $ 15,631,143
                                                                                             ------------        ------------
                                                                                             ------------        ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................      $  1,888,500        $  2,260,495
   Accrued dividends payable...........................................................         2,216,081           1,572,588
   Other accrued expenses..............................................................         1,703,033           2,036,498
   Deficit in joint venture............................................................           294,944                   -
   Deferred revenue....................................................................           194,718             148,532
   Short-term notes payable............................................................                 -             760,000
   Current portion of notes payable and
      capital lease obligations........................................................         1,065,330           1,120,013
                                                                                             ------------        ------------
Total current liabilities..............................................................         7,362,606           7,898,126
                                                                                             ------------        ------------
Notes payable, less current portion....................................................         1,335,824           1,437,481
Capital lease obligations, less current portion........................................           733,923             896,465
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value; 600,000 shares issued and outstanding at March 31, 1996 and December 31, 1995,
         liquidation value $31,550,000 at March 31, 1996...............................               600                 600
      Series B convertible preferred stock, $.001 par value; no shares and 3,000 shares issued and outstanding at March 31, 1996 and December 31, 1995,
         respectively..................................................................                 -                   3
      Series C convertible preferred stock, $.001 par value; 7,044 shares and no shares issued and outstanding at March 31, 1996 and December 31, 1995,
         respectively, liquidation value $7,052,000 at March 31, 1996..................                 7                   -
   Common stock, $.001 par value; 45,000,000 shares
      authorized, 26,292,980 shares and 23,963,534 shares
      issued and outstanding at March 31, 1996 and December 31, 1995,
      respectively.....................................................................            26,293              23,964
   Additional paid-in capital..........................................................       108,473,356         102,374,105
   Accumulated deficit.................................................................      (100,170,554)        (96,949,625)
   Notes receivable from stockholders..................................................           (49,976)            (49,976)
                                                                                             ------------        ------------
Total stockholders' equity.............................................................         8,279,726           5,399,071
                                                                                             ------------        ------------
                                                                                             $ 17,712,079        $ 15,631,143
                                                                                             ------------        ------------
                                                                                             ------------        ------------


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                               GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         QUARTERS ENDED MARCH 31,
                                                                    --------------------------------
                                                                        1996                 1995
                                                                    ------------        ------------
Revenues:
   Product sales.................................................   $  1,245,559        $    708,747
   Collaborative research
     and development.............................................              -             375,000
                                                                    ------------        ------------
                                                                       1,245,559           1,083,747
                                                                    ------------        ------------

Cost and expenses:
   Cost of products sold.........................................        555,392             416,852
   Research and development......................................      1,576,436           3,545,954
   Charge for acquired in-process research and development.......              -           1,150,000
   Selling, general and administrative...........................      1,109,077           1,442,798
                                                                    ------------        ------------
                                                                       3,240,905           6,555,604
                                                                    ------------        ------------
Loss from operations.............................................     (1,995,346)         (5,471,857)
Equity in net loss of joint venture..............................     (1,207,847)         (1,983,442)
Other income (expense):
   Interest and other income.....................................         76,987              91,630
   Interest expense..............................................        (94,723)            (84,739)
                                                                    ------------        ------------
                                                                         (17,736)              6,891
                                                                    ------------        ------------
Net loss.........................................................   $ (3,220,929)       $ (7,448,408)
Dividends on preferred stock.....................................       (677,500)           (637,500)
                                                                    ------------        ------------
Net loss applicable to common shares.............................   $ (3,898,429)       $ (8,085,908)
                                                                    ------------        ------------
                                                                    ------------        ------------
Net loss per common share........................................   $       (.16)       $       (.58)
                                                                    ------------        ------------
                                                                    ------------        ------------
Shares used in computing net loss per
  common share...................................................     24,796,633          13,875,307
                                                                    ------------        ------------
                                                                    ------------        ------------


                             See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         QUARTERS ENDED MARCH 31,
                                                                    --------------------------------
                                                                        1996                 1995
                                                                        ----                 ----
OPERATING ACTIVITIES
Net loss.......................................................     $ (3,220,929)       $ (7,448,408)
Items reflected in net loss not requiring cash:
   Depreciation and amortization...............................          402,537             433,177
   Equity in net loss of joint venture.........................        1,207,847           1,983,442
   Changes in operating assets and liabilities.................         (743,466)            406,586
                                                                    ------------        ------------
Net cash used in operating activities..........................       (2,354,011)         (4,625,203)

INVESTING ACTIVITIES
Maturities of short-term investments...........................                -           3,843,685
Investment in and advances to joint venture....................         (654,007)         (2,632,639)
Deposits and other.............................................         (101,210)         (1,402,896)
                                                                    ------------        ------------
Net cash used in investing activities..........................         (755,217)           (191,850)

FINANCING ACTIVITIES
Proceeds from notes payable....................................          240,000           3,339,815
Receipt of proceeds from sale of preferred stock...............        2,785,800                   -
Repayments of notes payable and capital lease obligations......         (318,882)           (339,009)
Proceeds from issuance of preferred stock, net.................        5,568,658                   -
Other..........................................................            7,497                 650
                                                                    ------------        ------------
Net cash provided by financing activities......................        8,283,073           3,001,456
                                                                    ------------        ------------
Increase (decrease) in cash and cash equivalents...............        5,173,845          (1,815,597)
Cash and cash equivalents at beginning of period...............          271,755           7,259,220
                                                                    ------------        ------------
Cash and cash equivalents at end of period.....................     $  5,445,600        $  5,443,623
                                                                    ------------        ------------
                                                                    ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid..................................................     $     57,434        $     84,739
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Preferred stock dividends accrued..............................          677,500             637,500
Preferred stock issued upon conversion of short-term
  notes payable and accrued interest...........................        1,044,000                   -


                             See accompanying notes.

                               GENTA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain balances in 1995 have been reclassified to conform with the presentation in 1996.

     The consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

(2)  INVENTORIES

     Inventories are comprised of the following:


                                         March 31,    December 31,
                                            1996         1995
                                        ------------  -----------
                                         (Unaudited)

     Raw materials and supplies. . . .  $    301,545  $   280,621
     Work-in-process . . . . . . . . .       267,105      162,097
     Finished goods. . . . . . . . . .       227,158      259,926
                                        ------------  -----------
                                        $    795,808  $   702,644
                                        ============  ===========


(3)  NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted average number of common shares outstanding during each of the interim periods. Shares issuable upon the exercise of outstanding stock options and warrants and upon the conversion of convertible preferred stock are not reflected as their effect is anti-dilutive.

(4)  STOCKHOLDERS' EQUITY

     In March 1996, the Company raised gross proceeds of $6 million (approximately $5.6 million net of offering fees and costs) in a private placement of 6,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") sold to institutional investors. The Series C Preferred Stock is convertible at the option of the holders into shares of Genta's common stock at a conversion price based upon 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period. Terms of the Series C Preferred Stock also provide for dividends payable in shares of the Company's common stock. Concurrent with the closing of the private placement of Series C Preferred Stock, short-term promissory notes with an aggregate principal balance of $1 million plus accrued interest were converted into 1,044 shares of the Company's Series C Preferred Stock.

     During February 1996, holders of 3,000 shares of Series B Convertible Preferred Stock converted such shares and related accrued dividends into approximately 2,269,000 shares of the Company's common stock pursuant to terms of the Series B Purchase Agreements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date incurring substantial operating losses associated with ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, and development activities undertaken by Genta Jago Technologies B.V. ("Genta Jago"), the Company's joint venture with Jagotec AG. From the period since its inception to March 31, 1996, the Company has incurred a cumulative net loss of $100.2 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

     During 1995, the Company restructured its operations to focus on its near-term drug delivery (GEOMATRIX) development pipeline and the ANTICODE cancer area and reduce its operating expenses. Genta Jago entered into a collaborative licensing and development agreement with Apothecon, Inc. ("Apothecon"), the multisource subsidiary of Bristol-Myers Squibb in March 1996 and is currently negotiating with other pharmaceutical companies regarding additional collaborative agreements. If successfully completed, the Company believes that these collaborations would further reduce the Company's cash requirements associated with its development activities. The Company plans to reduce its investment in its ANTICODE program to a nominal level during 1996 through funding from corporate partners or other sources, if collaborative agreements or other sources of financing can be successfully secured, and expense reductions. However, depending on the level of financing available from corporate partners and other sources, and the status of technological advances and other factors, the Company may elect to pursue additional research and development in the ANTICODE area. The Company is also actively seeking additional equity financing and other funding arrangements. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and other risks detailed throughout this Form 10-Q. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.


RESULTS OF OPERATIONS

     Operating revenues increased to $1.25 million in the first quarter of 1996 compared to $1.1 million in the first quarter of 1995 due to increased sales of specialty chemical and pharmaceutical intermediate products. Increased sales of such products were primarily attributable to increased market penetration of existing products and, to a lesser degree, the introduction of new products.
The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing of customer demand for certain products, and the Company anticipates that these sales fluctuations may continue in future periods. Collaborative research and development revenues recorded during the first quarter of 1995 represented revenues earned pursuant to the Company's collaboration with The Procter & Gamble Company which ended in late 1995. The Company is actively seeking to establish new collaborative agreements with potential corporate partners. However, there can be no assurance that any such collaborative agreements will be successfully secured.

     Costs and expenses decreased to $3.2 million in the first quarter of 1996 compared to $6.6 million in the first quarter of 1995 primarily due to the Company's restructuring, related workforce reductions and other cost savings measures implemented during 1995 and early 1996. Costs and expenses during the first quarter of 1995 also included a charge of $1.15 million for acquired in-process research and development associated with the expansion of Genta Jago to obtain the rights to develop additional GEOMATRIX-based products. In addition to the Company's restructuring and cost saving measures implemented in 1995, the Company is seeking to realize additional reductions in operating expenses during the remaining quarters of 1996. However, the Company anticipates that, if sufficient collaborative revenues and other funding is available, research and development and other operating expenses may increase in future periods due to requirements for clinical trials and increased regulatory costs.

     The Company's equity in net loss of joint venture (Genta Jago) decreased to $1.2 million in the first quarter of 1996 from $2.0 million in the comparable quarter of 1995. Such decrease is largely attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements and that the joint venture's development efforts are now focused exclusively on GEOMATRIX-based drug delivery products.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Net cash provided from these offerings totaled approximately $96 million through March 31, 1996, including net proceeds of $5.6 million raised during the first quarter of 1996 and $4 million of financing obtained during 1995 in exchange for promissory notes later converted into shares of the Company's equity securities. At March 31, 1996, the Company had cash and cash equivalents totaling $5.4 million compared to a total of $272,000 at December 31, 1995. The increase in cash and cash equivalents during the first quarter of 1996 is largely attributable to proceeds from the Company's private placements of preferred stock, including the receipt of $2.8 million in net proceeds from the Company's sale of Series B Preferred Stock completed in December 1995 and reflected as a receivable at December 31, 1995, less cash used in the Company's operations.

     In connection with the Genta Jago joint venture, the Company entered into a working capital agreement with Genta Jago which expires in October 1998. Pursuant to this agreement, the Company is required to make loans to Genta Jago up to a mutually agreed upon maximum commitment amount, which amount is established by the parties on a periodic basis. As of March 31, 1996, the Company had advanced working capital loans of approximately $13.8 million to Genta Jago, net of principal repayments, which amount fully satisfied the loan commitment established by the parties through March 31, 1996. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. The amount of future loans by Genta to Genta Jago will depend upon several factors including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability to provide loans, and the timing and cost of Genta Jago's preclinical studies, clinical trials and regulatory activities. Genta Jago entered into collaborative development agreements with Gensia, Inc. and Apothecon during January 1993 and March 1996, respectively. Such agreements provide funding to Genta Jago for the development and clinical testing of selected controlled-release pharmaceuticals in addition to potential milestone payments and royalties on future product sales.

     Terms of the Company's Series A and Series C preferred stock require the payment of dividends. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option. The Company may redeem the Series A preferred stock under certain circumstances and is required to redeem the Series A preferred stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Redemption Price may be paid in cash or common stock or a combination thereof, at the Company's option. As the Company currently plans to redeem the Series A preferred stock with shares of its common stock, holders of common stock will experience substantial dilution at the time of such redemption. The Company has the ability and it intends to pay dividends and the

Redemption Price in shares of the Company's common stock. The Company is restricted from paying cash dividends on common stock until such time as all cumulative dividends on outstanding shares of Series A and Series C preferred stock have been paid. The Company also has commitments associated with its notes payable, capital leases and operating leases.

     The Company anticipates that its existing cash funds will enable the Company to maintain its presently planned operations into the third quarter of 1996. However, substantial additional sources of financing will be required in order for the Company to continue its planned operations thereafter. The Company is negotiating with potential corporate partners and other sources regarding collaborative agreements and other financing arrangements and is actively seeking additional equity financing. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of certain of its development programs, further reductions in workforce and spending, other restructuring alternatives and the implementing of other measures in order to continue its operations.

     If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, costs associated with the market introduction of potential products, expansion of its administrative activities, and development activities undertaken by Genta Jago. The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the availability of funding; (ii) the progress of the Company's research and development programs; (iii) the timing and results of preclinical testing and clinical trials; (iv) the timing and costs of obtaining regulatory approvals; (v) the level of resources devoted to Genta Jago; (vi) the level of resources that the Company devotes to sales and marketing capabilities; (vii) technological advances; (viii) the activities of competitors; and (ix) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits.

Exhibit
Number      Description of Document
- - -------     -----------------------

3(i).1 (1)  Restated Certificate of Incorporation as amended by the Certificate of the Powers, Designations, Preferences and Rights of the Series
            B Convertible Preferred Stock as amended by the Certificate of the Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock.

4.7 (1) Form of Securities Subscription Agreement entered into between the Company and certain purchasers of the Series C Convertible Preferred Stock.

10.19 (1)   Promissory Note dated March 7, 1996 between the Company and Dr.
            Donald Picker.

10.69 (2)   Amendment to promissory note effective March 22, 1996 between the
            Company and Institutional Venture Partners IV.

10.70 (2)   Amendment to promissory note effective March 22, 1996 between the
            Company and Domain Partners, L.P.

10.71 (2)   Amendment to promissory note effective March 22, 1996 between the
            Company and Domain Partners II, L.P.



(1) Incorporated herein by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635.

(2) Incorporated herein by reference to exhibits 10.1, 10.2 and 10.3, respectively, to the Company's Registration Statement on Form S-3 (Registration No. 333-3846).

            (b)     Reports on Form 8-K

                    The Company filed a Form 8-K dated as of December 29, 1995, reporting under Item 5, the sale of 3,000 shares of the Company's Series B Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTA INCORPORATED
                                           (Registrant)



Date:     May 8, 1996                   THOMAS H. ADAMS
                                        ----------------------------------------
                                        Thomas H. Adams, Ph.D.
                                        Chairman and Chief Executive Officer



Date:     May 8, 1996                   HOWARD SAMPSON
                                        ----------------------------------------
                                        Howard Sampson,
                                        Vice President and Chief Financial
                                        Officer