Form 10-Q
period 1996-06-30
GENTA INCORPORATED /DE/
filed 1996-08-14
CIK 880643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended        Commission File Number
            June 30, 1996                    0-19635

                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)






              Delaware                                  33-0326866
   -------------------------------                ----------------------
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

     3550 General Atomics Court
        San Diego, California                              92121
- ----------------------------------------               ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (619) 455-2700
- ----------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X             No
                             ------                ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Shares Outstanding at July 31, 1996
             ----------                 -----------------------------------
    common stock, $.001 par value                    30,958,135

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q







PART I. FINANCIAL INFORMATION                                    Page
                                                                 ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at June 30, 1996
          and December 31, 1995. . . . . . . . . . . . . . . . . . .3

        Consolidated Statements of Operations for the Quarters
          and Six Months Ended June 30, 1996 and 1995. . . . . . . .4

        Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1995. . . . . . . . . .5

        Notes to Consolidated Financial Statements . . . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . .8


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 13






SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                              GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,      DECEMBER 31,
                   ASSETS                      1996            1995
                                           -------------   ------------
                                            (UNAUDITED)       (NOTE)
Current assets:
   Cash and cash equivalents . . . . . .   $   2,320,731   $   271,755
   Receivable from sale of preferred
    stock  . . . . . . . . . . . . . . .              --     2,785,800
   Trade accounts receivable . . . . . .         733,352       471,296
   Notes receivable from officers and
    employees  . . . . . . . . . . . . .          62,000       362,000
   Inventories . . . . . . . . . . . . .         920,580       702,644
   Other current assets. . . . . . . . .         384,101       151,923
                                           -------------   -----------
Total current assets . . . . . . . . . .       4,420,764     4,745,418
                                           -------------   -----------
Property and equipment, net. . . . . . .       4,026,830     4,656,955
Investment in and advances to joint venture           --       258,896
Intangibles, net . . . . . . . . . . . .       3,710,212     3,577,654
Deposits and other assets. . . . . . . .       2,423,537     2,392,220
                                           -------------  ------------
                                           $  14,581,343  $ 15,631,143
                                           -------------   -----------
                                           -------------   -----------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . .   $   1,783,273  $  2,260,495
   Accrued dividends payable . . . . . .       2,831,336     1,572,588
   Other accrued expenses. . . . . . . .       1,539,445     2,036,498
   Deficit in joint venture. . . . . . .         685,210            --
   Deferred revenue. . . . . . . . . . .         193,799       148,532
   Short term notes payable. . . . . . .              --       760,000
   Current portion of notes payable and
      capital lease obligations. . . . .         983,724     1,120,013
                                           -------------  ------------
Total current liabilities. . . . . . . .       8,016,787     7,898,126
                                           -------------  ------------
Notes payable, less current portion. . .       1,264,821     1,437,481
Capital lease obligations, less current
 portion . . . . . . . . . . . . . . . .         587,089       896,465
Stockholders' equity:
   Preferred stock; 5,000,000 shares
     authorized:
       Series A convertible preferred
         stock, $.001 par value;
         584,000 and 600,000 shares
         issued and outstanding at
         June 30, 1996 and December 31,
         1995, respectively, liquidation
         value is $31,447,000 at June 30,
         1996  . . . . . . . . . . . . .             585           600
      Series B convertible preferred
        stock, $.001 par value; no
        shares and 3,000 shares issued
        and outstanding at June 30, 1996
        and December 31, 1995,
        respectively . . . . . . . . . .              --             3
      Series C convertible preferred
        stock, $.001 par value; 5,544
        shares and no shares issued and
        outstanding at June 30, 1996 and
        December 31, 1995, respectively,
        liquidation value is $5,605,000
        at June 30, 1996 . . . . . . . .               5            --
   Common stock, $.001 par value;
     45,000,000 shares authorized;
     27,526,677 and 23,963,534 shares
     issued and outstanding at June 30,
     1996 and December 31, 1995,
     respectively  . . . . . . . . . . .          27,526        23,964
   Additional paid-in capital. . . . . .     107,820,021   102,374,105
   Accumulated deficit . . . . . . . . .    (103,085,515)  (96,949,625)
   Notes receivable from stockholders. .         (49,976)      (49,976)
                                           -------------  ------------
Total stockholders' equity . . . . . . .       4,712,646     5,399,071
                                           -------------  ------------
                                           $  14,581,343 $  15,631,143
                                           -------------  ------------
                                           -------------  ------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         See accompanying notes.

                              GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                    QUARTERS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                   -------------------------   ----------------------------
                                       1996          1995          1996            1995
                                   -----------   -----------   -----------     ------------
Revenues:
   Product sales...................$ 1,365,636   $ 1,033,136   $ 2,611,195     $  1,741,883
   Collaborative research
     and development...............         --       375,000            --          750,000
                                   -----------   -----------   -----------     ------------
                                     1,365,636     1,408,136     2,611,195        2,491,883
                                   -----------   -----------   -----------     ------------
Cost and expenses:
   Cost of products sold...........    708,443       465,974     1,263,835          882,826
   Research and development........  1,453,806     3,291,685     3,030,242        6,837,639
   Charge for acquired in-process
      research and development.....         --     3,612,000            --        4,762,000
   Selling, general and
      administrative...............  1,226,296     1,483,737     2,335,373        2,926,535
                                   -----------   -----------   -----------     ------------
                                     3,388,545     8,853,396     6,629,450       15,409,000
                                   -----------   -----------   -----------     ------------
Loss from operations............... (2,022,909)   (7,445,260)   (4,018,255)     (12,917,117)
Equity in net loss of
  joint venture....................   (941,776)   (1,450,763)   (2,149,623)      (3,434,205)
Other income (expense):
   Interest and other income.......     97,816       123,895       174,803          215,525
   Interest expense................    (48,092)     (102,606)     (142,815)        (187,345)
                                   -----------   -----------   -----------     ------------
                                        49,724        21,289        31,988           28,180
                                   -----------   -----------   -----------     ------------
Net loss...........................$(2,914,961)  $(8,874,734)  $(6,135,890)    $(16,323,142)
Dividends on preferred stock.......   (676,584)     (637,500)   (1,354,084)      (1,275,000)
                                   -----------   -----------   -----------     ------------
Net loss applicable to
  common shares....................$(3,591,545)  $(9,512,234)  $(7,489,974)    $(17,598,142)
                                   -----------   -----------   -----------     ------------
                                   -----------   -----------   -----------     ------------
Net loss per common share..........$      (.14)  $      (.52)  $      (.29)    $      (1.09)
                                   -----------   -----------   -----------     ------------
                                   -----------   -----------   -----------     ------------
Shares used in computing net
  loss per common share............ 26,542,246    18,347,110    25,669,439       16,098,989
                                   -----------   -----------   -----------     ------------
                                   -----------   -----------   -----------     ------------


                            See accompanying notes.

                                     GENTA INCORPORATED
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                  SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------
                                             1996                1995
                                             ----                ----
OPERATING ACTIVITIES
Net loss..............................    $(6,135,890)        $(16,323,142)
Items reflected in net loss not
requiring cash:
   Depreciation and amortization......        781,378              872,318
   Equity in net loss of joint
    venture...........................      2,149,623            3,434,205
   Charge for acquired in-process
    research and development..........             --            3,612,000
   Changes in operating assets and
    liabilities.......................     (1,341,175)            (538,453)
                                          -----------          -----------
Net cash used in operating
 activities...........................     (4,546,064)          (8,943,072)

INVESTING ACTIVITIES
Purchase of property and
 equipment............................        (64,419)                  --
Maturities of short-term
 investments..........................             --            3,843,685
Investment in and advances to joint
 venture..............................     (1,205,517)          (4,646,487)
Deposits and other....................       (206,708)          (2,228,104)
                                          -----------          -----------
Net cash used in investing
 activities...........................     (1,476,644)          (3,030,906)

FINANCING ACTIVITIES
Issuance of common stock..............      5,539,287            9,216,681
Proceeds from notes payable...........        240,000            4,113,104
Proceeds from notes receivable........      2,910,722                   --
Repayments of notes payable and
 capital lease obligations............       (618,325)            (789,028)
Other.................................             --               47,188
                                          -----------          -----------
Net cash provided by financing
 activities...........................      8,071,684           12,587,945
                                          -----------          -----------
Increase (decrease) in cash and cash
 equivalents..........................      2,048,976              613,967
Cash and cash equivalents at
 beginning of period..................        271,755            7,259,220
                                          -----------          -----------
Cash and cash equivalents at end
 of period............................    $ 2,320,731          $ 7,873,187
                                          -----------          -----------
                                          -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid.........................    $   105,523          $   164,907

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Preferred stock dividends
 accrued..............................      1,354,084            1,275,000

                         See accompanying notes.

                               GENTA INCORPORATED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996
                                  (UNAUDITED)


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

(2)  INVENTORIES

     Inventories are comprised of the following:

                                             JUNE 30,               DECEMBER 31,
                                               1996                     1995
                                            ----------              ------------
                                            (UNAUDITED)

     Raw materials and supplies. . . . . .   $296,361                 $280,621
     Work-in-process . . . . . . . . . . .    300,392                  162,097
     Finished goods. . . . . . . . . . . .    313,827                  259,926
                                             --------                 --------
                                             $910,580                 $702,644
                                             --------                 --------
                                             --------                 --------

(3)  NET LOSS PER COMMON SHARE

  Net loss per common share is computed using the weighted average number of common shares outstanding during each of the interim periods. Shares issuable upon the exercise of outstanding stock options and warrants and upon the conversion of convertible preferred stock are not reflected as their effect is anti-dilutive.

(4)  INTANGIBLE ASSETS

  Intangible assets, consisting primarily of capitalized patent costs and purchased proprietary technology, are amortized using the straight line basis over a term of 5-17 years for issued patents, 14 years for purchased proprietary technology and 5-7 years for organizational and other amortizable costs.

  The carrying value of the Company's intangible assets is reviewed periodically based upon the projected cash flows to be received from the related product revenues, collaborative revenues, license fees, royalties and other revenues. If such projected cash flows are less than the carrying amount of the associated intangible asset, the asset will be written down to the present value of the estimated future cash flows.

(5)  STOCKHOLDERS' EQUITY

  During the second quarter of 1996, holders of 16,000 shares of Series A Convertible preferred stock (the "Series A preferred stock") and 1,500 shares of Series C Convertible preferred stock (the "Series C preferred stock") converted such shares and related accrued dividends into approximately 131,000 and 1,084,000 shares, respectively, of the Company's common stock pursuant to terms of the Company's Restated Certificate of Incorporation, as amended.

  In July 1996, holders of an additional 3,750 shares of Series C Preferred Stock converted such shares into approximately 3,431,000 shares of the Company's common stock. Following completion of the aforementioned conversions, adjustments were made to the conversion price ratio of the Company's Series A preferred stock issued in September 1993 and to the exercise price of the warrants to purchase 600,000 shares of common stock issued in connection with the Series A preferred stock pursuant to antidilutive provisions. As a result, each share of Series A preferred stock is presently convertible into 8.65 shares of the Company's common stock and the exercise price of the warrants for 600,000 shares was adjusted to $6.32 per share. Such conversion ratios are subject to further adjustment pursuant to antidilution provisions contained in the Company's Restated Certificate of Incorporation, as amended, and in the warrant agreements, respectively.

(6)  GENTA JAGO JOINT VENTURE

  An analysis of the carrying value of the investment in and advances to joint venture as of June 30, 1996 is set forth below:

  Initial capital contribution . . . . . . . . . . .  $  4,000,000

  Working capital loans to Genta Jago,
   net of principal repayments and credits . . . . .    13,787,099

  Adjustment of working capital loans to Genta Jago
   associated with the return of product rights
   to Genta  . . . . . . . . . . . . . . . . . . . .     4,437,945

  Equity in net loss of joint venture for period
   from inception (December 15, 1992) through
   June 30, 1996 . . . . . . . . . . . . . . . . . .   (22,329,796)

  Other, net . . . . . . . . . . . . . . . . . . . .      (580,458)
                                                      -------------
                                                      $   (685,210)
                                                      -------------
                                                      -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, regulatory activities, establishment of a sales and marketing organization, and development activities undertaken by Genta Jago Technologies B.V. ("Genta Jago"), the Company's joint venture with Jagotec AG. From the period since its inception to June 30, 1996, the Company has incurred a cumulative net loss of $103.1 million. The Company has experienced significant quarterly fluctuations in operating results and, if it obtains financing to continue its operations, the Company expects that these fluctuations in revenues, expenses and losses will continue. See "Risk Factors".

   During 1995, the Company restructured its operations to focus on its near-term drug delivery (GEOMATRIX) development pipeline and the ANTICODE cancer area and reduce its operating expenses. In March 1996, Genta Jago entered into a collaborative licensing and development agreement with Apothecon, Inc. ("Apothecon"), the multisource subsidiary of Bristol-Myers Squibb and is currently negotiating with other pharmaceutical companies regarding additional collaborative agreements. The Company is also actively seeking additional equity financing and other funding arrangements. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. If such funding is not available, the Company will run out of funding in September of 1996. See "Risk Factors".

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

RESULTS OF OPERATIONS

   Operating revenues totaled $1.4 million in both the second quarter of 1996 and the second quarter of 1995, and $2.6 million for the six months ended June 30, 1996 compared to $2.5 million in the comparable period of 1995. During the second quarter and six months ended June 30, 1996, increased sales of specialty chemical and pharmaceutical intermediate products offset the loss of collaborative research and development revenues relative to the comparable periods of 1995. Increased sales of such products were primarily attributable to increased market penetration of existing products and, to a lesser degree, the introduction of new products. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing of customer demand for certain products, and the Company anticipates that these sales fluctuations may continue in future periods. Collaborative research and development revenues recorded during the second quarter and six months ended June 30, 1995 represented revenues earned pursuant to the Company's collaboration with The Procter & Gamble Company which ended in late 1995. The Company is actively seeking to establish new collaborative agreements with potential corporate partners. However, there can be no assurance that any such collaborative agreements will be successfully secured.

   Costs and expenses decreased to $3.4 million in the second quarter of 1996 from $8.9 million in the second quarter of 1995, and to $6.6 million for the six months ended June 30, 1996 compared to $15.4 million in the comparable period of 1995. Costs and expenses during the second quarter and six months ended June 30, 1995 included charges of $3.6 million and $4.8 million, respectively, for acquired in-process research and development associated with the expansion of Genta Jago to obtain the rights to develop additional GEOMATRIX-based products. Exclusive of these charges, the decrease in costs and expenses was primarily attributable to the Company's restructuring, related workforce reductions and other cost savings measures implemented during 1995 and 1996. In addition to the Company's restructuring and cost saving measures implemented thus far, the Company is seeking to realize additional reductions in operating expenses. However, the Company anticipates that, if sufficient collaborative revenues and other funding is available, research and development and other operating expenses may increase in future periods due to requirements for clinical trials and increased regulatory costs.

   The Company's equity in net loss of joint venture (Genta Jago) decreased to $942,000 in the second quarter of 1996 from $1.5 million in the second quarter of 1995, and to $2.1 million for the six months ended June 30, 1996 compared to $3.4 million in the comparable period of 1995. Such decrease is largely attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements and that the joint venture's development efforts are now focused exclusively on GEOMATRIX-based drug delivery products.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled $96 million through June 30, 1996, including net proceeds of $5.5 million raised during the six months ended June 30, 1996. At June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $2.3 million compared to $272,000 at December 31, 1995. The increase in cash and cash equivalents during the six months ended June 30, 1996 is largely attributable to proceeds from the Company's private placements of preferred stock, including the receipt of $2.8 million in net proceeds from the Company's sale of Series B preferred stock completed in December 1995 and reflected as a receivable at December 31, 1995, less cash used in the Company's operations.

   In connection with the Genta Jago joint venture, the Company entered into a working capital agreement with Genta Jago which expires in October 1998. Pursuant to this agreement, the Company is required to make loans to Genta Jago up to a mutually agreed upon maximum commitment amount, which amount is established by the parties on a periodic basis. As of June 30, 1996, the Company had advanced working capital loans of approximately $13.8 million to Genta Jago, net of principal repayments, which amount fully satisfied the loan commitment established by the parties through June 30, 1996. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. The amount of future loans by Genta to Genta Jago will depend upon several factors including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability to provide loans, and the timing and cost of Genta Jago's preclinical studies, clinical trials and regulatory activities. Genta Jago entered into collaborative development agreements with Gensia, Inc. and Apothecon during January 1993 and March 1996, respectively. Such agreements provide funding to Genta Jago for the development and clinical testing of selected controlled-release pharmaceuticals in addition to potential milestone payments and royalties on future product sales.

   Terms of the Company's Series A and Series C preferred stock require the payment of dividends. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option if permitted by Delaware law. The Company may redeem the Series A preferred stock under certain circumstances and is required to redeem the Series A preferred stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Redemption Price may be paid in cash or, subject to certain conditions, common stock or a combination thereof, at the Company's option. As the Company currently plans to redeem the Series A preferred stock with shares of its common stock, holders of common stock will experience substantial dilution at the time of such redemption. The Company is currently in discussions to renegotiate certain terms of its agreement with holders of Series A preferred stock. However, there can be no assurance the holders of Series A will agree to any such proposed changes. The Company is restricted from paying cash dividends on common stock until such time as all cumulative dividends on outstanding shares of Series A and Series C preferred stock have been paid. The Company also has commitments associated with its notes payable, capital leases and operating leases.

   The Company will run out of cash in September of 1996. Substantial additional sources of financing will be required in order for the Company to continue its planned operations thereafter. The Company is in discussions with potential corporate partners and other sources regarding collaborative agreements, restructurings and other financing arrangements and is actively seeking additional equity financing. However, there can be no assurance that any such collaborative agreements, restructurings, financing arrangements or other sources of funding will be available on favorable terms, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of certain of its development programs, further reductions in workforce and spending, other restructuring alternatives including, discontinuing its operations, liquidation or seeking protection under the bankruptcy laws.

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


RISK FACTORS

  NEEDS FOR ADDITIONAL FUNDS: RISK OF INSOLVENCY. Genta's operations to date have consumed substantial amounts of cash. The Company will run out of cash in September of 1996. Substantial additional sources of financing will be required in order for the Company to continue its planned operations thereafter. The Company's independent auditors have included an emphasis paragraph in their opinion concerning the Company's financial statements for the year ended December 31, 1995 with respect to the Company's ability to continue as a going concern. The Company is in discussions with potential corporate partners and other sources regarding collaborative agreements, restructurings and other financing arrangements and is actively seeking additional equity financing. However, there can be no assurance that any such collaborative agreements, restructurings, financing arrangements or other sources of funding will be available on favorable terms, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of certain of its development programs, further reductions in workforce and spending, other restructuring alternatives including, discontinuing its operations, liquidation or seeking protection under the bankruptcy laws.


  SUBORDINATION OF COMMON STOCK TO AND REDEMPTION OF SERIES A PREFERRED STOCK:
POTENTIAL DEFAULT UNDER CERTIFICATE OF INCORPORATION. The common stock is expressly subordinate to the approximately $31,000,000 preference of the 584,000 outstanding shares of Series A preferred stock in the event of the liquidation, dissolution or winding up of the Company. Further, no dividends may be paid on the common stock unless full cumulative dividends on the Series A preferred stock have been paid or funds set aside for such preferred dividends by the Company. In addition, the conversion ratio of the Series A preferred stock and the exercise price of warrants issued in connection with the Series A preferred stock (the "Series A Warrants") is subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at $6.75 per share or less. Each share of Series A preferred stock is presently convertible into 8.65 shares of common stock and the exercise price of the Series A Warrants is $6.32 per share. The Series A preferred stock is also subject to a mandatory redemption (the "Mandatory Redemption") by the Company on September 23, 1996 (the "Redemption Date"). Under the terms of the Mandatory Redemption, as set forth in the Company's Certificate of Incorporation, the redemption price of $50 per share plus accrued dividends (the "Redemption Price") may be paid, subject to certain conditions, in common stock valued at an average trading price for 10 trading days before August 20, 1996. If the Company elects to effect the Mandatory Redemption through such use of common stock, it must first use its best efforts to arrange with an investment bank acceptable to the holders of Series A preferred stock for a firm commitment underwriting relating to such shares. The Company will not be able to arrange for such a firm commitment offering and will be required to (i) redeem for the Redemption Price payable in shares of common stock all Series A Preferred
Stock held by holders which waive the firm commitment underwriting requirement, and (ii) for any Series A preferred stock not so redeemed, continue to use its reasonable efforts to arrange for a firm commitment underwriting as promptly as practicable thereafter and to redeem any remaining outstanding shares of Series A preferred stock upon arranging for such firm commitment underwriting. The Company currently does not have enough common stock authorized to effect the Mandatory Redemption through the use of common stock. However, the Company has called a Special Meeting of Stockholders, scheduled to take place on September 19, 1996, for the purpose of approving an amendment to the Company's Certificate of Incorporation to increase the number of its authorized shares of common stock by 105,000,000 to meet its Mandatory Redemption obligations. If such proposal is not approved, on September 23, 1996, the Company will not have enough cash or unreserved shares to effect the Mandatory Redemption, and thus on September
23, 1996 will no longer be in compliance with the terms of its Certificate of Incorporation. In such an event, the Company will be in breach of its obligations toward the holders of Series A preferred stock. Any such breach would have a material adverse effect on the Company. In addition, the Company's noncompliance with its Certificate of Incorporation may result in the Company being in default under many of its other agreements, which would also have a material adverse effect on the Company. Further, the Company would be unable to issue additional shares of common stock as a method of raising capital or as a way of facilitating a restructuring or financing a transaction, if any with a third party. Even if the Company is successful in satisfying its Mandatory Redemption obligations with its shares of common stock, holders of common stock will experience substantial dilution at the time of such redemption. Terms of the Company's Series A preferred stock provide for the payment of dividends annually of $5 per share per annum. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option, if permitted under Delaware law. Dividends on the preferred stock accrue on a daily basis (whether or not declared) and all accumulate to the extent not paid on the annual dividend payment date following the dividend period for which they accrue. The Company has previously paid dividends in shares of the Company's common stock, however, the Company may not be able to do so in the future because of Delaware law constraints. The Company is currently in discussions to renegotiate certain terms of its agreement with holders of Series A preferred stock. However, there can be no asurance that holders of the Series A will agree to any such proposed changes.



  POTENTIAL DELISTING FROM THE NASDAQ NATIONAL MARKET AND CONSEQUENT
REQUIREMENT TO REPURCHASE SERIES A PREFERRED STOCK FOR CASH. As of June 30, 1996, the Company did not meet the net tangible asset criteria required for listing on the Nasdaq National Market, therefore, the Nasdaq National Market may delist the Company's common stock. As noted above, the Company is seeking additional funding that may help it to meet this criteria. However, there can be no assurance that the Company will be able to obtain additional funding on favorable terms, if at all. Such a delisting of the common stock may constitute a "Fundamental Change" under the Company's Certificate of Incorporation. The Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change" the holders of Series A Preferred
Stock have the option of requiring the Company to repurchase all of each such holder's shares of Series A preferred stock at the Redemption Price, an event that would result in the Company being required to pay to the holders of Series A preferred stock cash in the aggregate amount of approximately $31,000,000. The Certificate of Incorporation allows the Company to satisfy its redemption obligations arising as a result of a Fundamental Change through the issuance of shares of common stock, but only if the common stock is listed on a United States national securities exchange or quoted on the Nasdaq National Market at the time of payment. Upon the occurence of a Fundamental Change, the holders of Series A preferred stock would in effect become unsecured creditors of the Company, which would materially and adversely affect the Company. Given the Company's current financial condition and market conditions, it is unlikely that the Company would be able to make such payment to the holder of the Series A preferred stock and it is therefore likely that the Company would be forced to discontinue operations or liquidate part or all of its assets and may seek protection from creditors under the bankruptcy laws. Further, a delisting could adversely affect the liquidity of the common stock. The Company is currently in discussions to renegotiate certain terms of its agreement with holders of Series A preferred stock. However, there can be no asurance that holders of the Series A will agree to any such proposed changes.

  OBLIGATIONS UNDER EQUIPMENT FINANCING AGREEMENTS. The Company's equipment financing agreements contain certain financial covenants, the most significant of which require the Company to provide certain deposits in the event that the Company's cash and investment balances fell below specified levels. During 1995, the Company was required to deposit $1.2 million in additional security pursuant to terms of certain of these agreements. The Company also issued warrants during 1995, exercisable for 247,312 shares of the Company's common stock, to two equipment financing companies in lieu of posting certain additional security deposits to one company and in connection with another company waiving a default under the terms of its equipment financing agreement. In the event the Company does not comply with the financial covenants contained in its equipment financing agreements, it will be in default under the terms of such agreements. Such a default would have a material and adverse effect on the Company.

  SUBORDINATION OF COMMON STOCK TO SERIES C PREFERRED STOCK. The common stock is also expressly subordinate to the approximately $5.6 million preference of the 5,544 outstanding shares of Series C preferred stock in the event of a liquidation, dissolution or winding up of the Company. Further, no dividends may be paid on the common stock unless full cumulative dividends on the Series C preferred stock have been paid or declared and set aside for payment. Each share of Series C preferred stock is subject to certain conditions, at the option of the holder, into that number of shares of common stock determined by dividing the sum of $1,000, plus all accrued dividends on each share of Series C preferred stock, by the conversion price of the Series C preferred stock. The Conversion Price of the Series C preferred stock is equal to 75% of the average of the closing bid prices of the Company's common stock on the Nasdaq National Market for a specified period.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.

Exhibit
Number  Description of Document
- ------  -----------------------

10.1    Amendments to the Series C preferred stock Agreement

27.1    Financial Data Schedule

       (b) Reports on Form 8-K

           None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENTA INCORPORATED
                                         (Registrant)




Date: August 13, 1996                THOMAS H. ADAMS
                                     --------------------------------------
                                     Thomas H. Adams, Ph.D.
                                     Chairman and Chief Executive Officer



Date: August 13, 1996                HOWARD SAMPSON
                                     --------------------------------------
                                     Howard Sampson,
                                     Vice President and Chief Financial Officer