Form 10-Q
period 1996-09-30
GENTA INCORPORATED /DE/
filed 1996-11-14
CIK 880643

               --------------------------------------------------
               --------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended                   Commission File Number
          September 30, 1996                             0-19635

                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)


               Delaware                                 33-0326866
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

      3550 General Atomics Court
         San Diego, California                             92121
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

                         Yes    X             No
                             -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Shares Outstanding at October 31, 1996
              -------                   --------------------------------------
     Common Stock, $.001 par value                     34,113,727


               --------------------------------------------------
               --------------------------------------------------

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1996
            and December 31, 1995. . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations for the Quarters
            and Nine Months Ended September 30, 1996 and 1995. . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1996 and 1995. . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters from September 19, 1996 Special Meeting of Shareholders  . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 13



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,        DECEMBER 31,
                              ASSETS                                    1996                1995
                                                                   --------------      --------------
                                                                     (UNAUDITED)           (NOTE)
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . $   1,726,985       $     271,755
   Receivable from sale of preferred stock . . . . . . . . . . . .             -           2,785,800
   Trade accounts receivable . . . . . . . . . . . . . . . . . . .       532,580             471,296
   Notes receivable from officers and employees. . . . . . . . . .        62,000             362,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .     1,051,866             702,644
   Other current assets. . . . . . . . . . . . . . . . . . . . . .       161,089             151,923
                                                                   --------------      --------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . .     3,534,520           4,745,418
                                                                   --------------      --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . .     3,706,147           4,656,955
Investment in and advances to joint venture. . . . . . . . . . . .             -             258,896
Intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . .     3,858,900           3,577,654
Deposits and other assets. . . . . . . . . . . . . . . . . . . . .     2,436,228           2,392,220
                                                                   --------------      --------------
                                                                   $  13,535,795       $  15,631,143
                                                                   --------------      --------------
                                                                   --------------      --------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . $   2,221,495       $   2,260,495
   Accrued dividends payable . . . . . . . . . . . . . . . . . . .     3,096,065           1,572,588
   Other accrued expenses. . . . . . . . . . . . . . . . . . . . .     1,515,113           2,036,498
   Deficit in joint venture. . . . . . . . . . . . . . . . . . . .     1,070,540                   -
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .       193,608             148,532
   Short term notes payable. . . . . . . . . . . . . . . . . . . .             -             760,000
   Current portion of notes payable and
     capital lease obligations . . . . . . . . . . . . . . . . . .     2,906,437           1,120,013
                                                                   --------------      --------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . .    11,003,258           7,898,126
                                                                   --------------      --------------
Notes payable, less current portion. . . . . . . . . . . . . . . .     1,200,018           1,437,481
Capital lease obligations, less current portion. . . . . . . . . .       444,702             896,465
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value;
        528,100 and 600,000 shares issued and outstanding
        at September 30, 1996 and December 31, 1995,
        respectively, liquidation value is $29,112,000 at
        September 30, 1996 . . . . . . . . . . . . . . . . . . . .           528                 600
      Series B convertible preferred stock, $.001 par value;
        no shares and 3,000 shares issued and outstanding
        at September 30, 1996 and December 31, 1995,
        respectively . . . . . . . . . . . . . . . . . . . . . . .             -                   3
      Series C convertible preferred stock, $.001 par value;
        1,424 shares and no shares issued and outstanding
        at September 30, 1996 and December 31, 1995,
        respectively, liquidation value is $1,454,000 at
        September 30, 1996 . . . . . . . . . . . . . . . . . . . .             1                   -
   Common stock, $.001 par value; 150,000,000 shares authorized;
     34,113,727 and 23,963,534 shares issued and outstanding at
     September 30, 1996 and December 31, 1995, respectively. . . .        34,113              23,964
   Additional paid-in capital. . . . . . . . . . . . . . . . . . .   107,485,265         102,374,105
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .  (106,582,114)        (96,949,625)
   Notes receivable from stockholders. . . . . . . . . . . . . . .       (49,976)            (49,976)
                                                                   --------------      --------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .       887,817           5,399,071
                                                                   --------------      --------------
                                                                   $  13,535,795       $  15,631,143
                                                                   --------------      --------------
                                                                   --------------      --------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                               GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 QUARTERS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------   -------------------------------
                                                    1996             1995             1996             1995
                                               --------------   --------------   --------------   --------------
Revenues:
   Product sales . . . . . . . . . . . . . . . $    1,011,115   $    1,070,221   $    3,622,310   $    2,812,104
   Collaborative research and development. . .              -          375,000                -        1,125,000

                                               --------------   --------------   --------------   --------------
                                                    1,011,115        1,445,221        3,622,310        3,937,104
                                               --------------   --------------   --------------   --------------

Cost and expenses:
   Cost of products sold . . . . . . . . . . .        483,905          526,587        1,747,740        1,409,413
   Research and development. . . . . . . . . .      1,657,662        2,375,431        4,687,904        9,213,070
   Charge for acquired in-process research
     and development . . . . . . . . . . . . .              -                -                -        4,762,000
   Selling, general and administrative . . . .      1,671,624        1,140,275        4,006,997        4,066,810
                                               --------------   --------------   --------------   --------------
                                                    3,813,191        4,042,293       10,442,641       19,451,293
                                               --------------   --------------   --------------   --------------
Loss from operations . . . . . . . . . . . . .     (2,802,076)      (2,597,072)      (6,820,331)     (15,514,189)
Equity in net loss ofjoint venture . . . . . .       (831,689)      (1,322,184)      (2,981,312)      (4,756,389)
Other income (expense):
   Interest and other income . . . . . . . . .        179,175           89,993          353,978          305,518
   Interest expense. . . . . . . . . . . . . .        (42,009)         (70,656)        (184,824)        (258,001)
                                               --------------   --------------   --------------   --------------
                                                      137,166           19,337          169,154           47,517
                                               --------------   --------------   --------------   --------------
Net loss . . . . . . . . . . . . . . . . . . . $   (3,496,599)  $   (3,899,919)  $   (9,632,489)  $  (20,223,061)
Dividends on preferred stock . . . . . . . . .       (595,150)        (637,500)      (1,949,234)      (1,912,500)
                                               --------------   --------------   --------------   --------------
Net loss applicable to common shares . . . . . $   (4,091,749)  $   (4,537,419)    $(11,581,723)  $  (22,135,561)
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
Net loss per common share. . . . . . . . . . . $         (.13)  $         (.20)           $(.42)  $        (1.21)
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------
Shares used in computing net loss
   per common share. . . . . . . . . . . . . .     31,169,803       22,634,356       27,516,277       18,317,674
                                               --------------   --------------   --------------   --------------
                                               --------------   --------------   --------------   --------------


                             See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                       1996                1995
                                                                                 --------------      --------------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (9,632,489)     $  (20,223,061)
Items reflected in net loss not requiring cash:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      1,191,483           1,331,402
   Equity in net loss of joint venture . . . . . . . . . . . . . . . . . . . . .      2,981,312           4,756,389
   Charge for acquired in-process research and development . . . . . . . . . . .              -           3,612,000
   Changes in operating assets and liabilities . . . . . . . . . . . . . . . . .       (634,978)           (781,662)
                                                                                 --------------      --------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . .     (6,094,672)        (11,304,932)

INVESTING ACTIVITIES
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . . .       (114,079)                  -
Maturities of short-term investments . . . . . . . . . . . . . . . . . . . . . .              -           3,843,685
Investment in and advances to joint venture. . . . . . . . . . . . . . . . . . .     (1,651,876)         (7,176,387)
Deposits and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (407,849)         (2,417,788)
                                                                                 --------------      --------------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .     (2,173,804)         (5,750,490)

FINANCING ACTIVITIES
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,475,786           9,216,947
Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,240,000           4,113,104
Proceeds from notes receivable . . . . . . . . . . . . . . . . . . . . . . . . .      2,910,722                   -
Repayments of notes payable and capital lease obligations. . . . . . . . . . . .       (902,802)         (1,314,003)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              47,188
                                                                                 --------------      --------------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .      9,723,706          12,063,236
                                                                                 --------------      --------------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .      1,455,230          (4,992,186)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .        271,755           7,259,220
                                                                                 --------------      --------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . $    1,726,985      $    2,267,034
                                                                                 --------------      --------------
                                                                                 --------------      --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $144,299            $235,563
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Preferred stock dividends accrued. . . . . . . . . . . . . . . . . . . . . . . . $    1,949,234      $    1,912,500


                               See accompanying notes

                               GENTA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

(2)  INVENTORIES

     Inventories are comprised of the following:
                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1996        1995
                                                       ------------  -----------
                                                       (UNAUDITED)

     Raw materials and supplies. . . . . . . . . .      $   328,357  $   280,621
     Work-in-process . . . . . . . . . . . . . . .          273,258      162,097
     Finished goods. . . . . . . . . . . . . . . .          450,251      259,926
                                                        -----------  -----------
                                                        $ 1,051,866  $   702,644
                                                        -----------  -----------
                                                        -----------  -----------

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

(5)  STOCKHOLDERS' EQUITY

     During the third quarter of 1996, holders of 55,900 shares of Series A Convertible preferred stock (the "Series A preferred stock") and 4,120 shares of Series C Convertible preferred stock (the "Series C preferred stock") converted such shares and related accrued dividends into approximately 2,423,000 and 4,164,000 shares, respectively, of the Company's common stock pursuant to terms of the Company's Restated Certificate of Incorporation, as amended.

 (6) GENTA JAGO JOINT VENTURE

     An analysis of the carrying value of the investment in and advances to joint venture as of September 30, 1996 is set forth below:

     Initial capital contribution. . . . . . . . . . . .     $  4,000,000

     Working capital loans to Genta Jago,
       net of principal repayments and credits . . . . .       15,287,099

     Adjustment of working capital loans to Genta Jago
        associated with the return of product rights
        to Genta . . . . . . . . . . . . . . . . . . . .        4,437,945

     Equity in net loss of joint venture for period
        from inception (December 15, 1992) through
        September 30, 1996 . . . . . . . . . . . . . . .      (23,161,485)

     Other, net. . . . . . . . . . . . . . . . . . . . .       (1,634,099)
                                                             ------------
                                                             $ (1,070,540)
                                                             ------------
                                                             ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, regulatory activities, establishment of a sales and marketing organization, and development activities undertaken by Genta Jago Technologies B.V. ("Genta Jago"), the Company's joint venture with Jagotec AG. From the period since its inception to September 30, 1996, the Company has incurred a cumulative net loss of $106.6 million. The Company has experienced significant quarterly fluctuations in operating results and, if it obtains financing to continue its operations, the Company expects that these fluctuations in revenues, expenses and losses will continue. See "Risk Factors".

   In October 1996, the Company announced that it intends to divide itself into two entities. The Company hopes to evolve into a focused drug delivery company while a new, separately funded antisense cancer company, based on the company's proprietary ANTICODE-TM- technology, would be created. The Company intends to have significant ownership interest in the new company if it is formed. As part of the restructuring process, nine current Genta employees assigned to antisense projects were terminated from their employment effective October
16, 1996. The Company's European operation has been down-sized and its dermatology business offered for sale. In addition, the Company intends to sell its JBL subsidiary, a producer of diagnostic and pharmaceutical intermediates. The Company is in contract negotiations with a potential buyer at this time. If a sale of JBL is consummated, the Company intends to use the funds received from such a sale to help implement its restructuring plan.
 The restructuring has also included a reduction in the general and administrative functions. In addition, in October 1996, the Company announced that two members of its Board of Directors, its Chief Financial Officer and its Vice President of Corporate Development resigned. In October 1996, Genta Jago entered into a collaborative licensing and development agreement with Krypton Ltd. ("Krypton"), a subsidiary of London-based SkyePharma PLC, whereby Genta Jago would sublicense to Krypton, rights to develop and commercialize bioequivalent GEOMATRIX-Registered Trademark-versions of five currently marketed products and a second agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product, and is currently negotiating with other pharmaceutical companies regarding additional collaborative agreements. The Company is also actively seeking additional equity financing and other funding arrangements. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. If such funding is not available, the Company will run out of funding in December of 1996, and will be required to consider restructuring alternatives such as liquidation or seeking protection under the federal bankruptcy laws. See "Risk Factors".

   Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including obtaining sufficient financing to maintain the Company's planned operations, obtaining the necessary approvals of its equity holders and others to implement the sale of its JBL subsidiary and other aspects of its proposed restructuring plan or delisting of the Company's common stock from the Nasdaq National Market, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and other risks detailed throughout this Form 10-Q. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements. See "Risk Factors".

RESULTS OF OPERATIONS

   Operating revenues totaled $1.0 million in the third quarter of 1996 compared to $1.4 million in the third quarter of 1995, and $3.6 million for the nine months ended September 30, 1996 compared to $3.9 million in the comparable period of 1995. During the third quarter and nine months ended September 30, 1996, sales of specialty chemical and pharmaceutical intermediate products have increased. However, the loss of collaborative research and development revenues during the third quarter and nine months ending September 30, 1996, relative to the comparable periods of 1995, has decreased revenues. Increased sales of products were primarily attributable to increased market penetration of existing products and, to a lesser degree, the introduction of new products. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing of customer demand for certain products, and the Company anticipates that these sales fluctuations may continue in future periods. Collaborative research and development revenues recorded during the third quarter and nine months ended September 30, 1995 represented revenues earned pursuant to the Company's collaboration with The Procter & Gamble Company which ended in late 1995. The Company is actively seeking to establish new collaborative agreements with potential corporate partners. However, there can be no assurance that any such collaborative agreements will be successfully secured.

   Costs and expenses decreased to $3.8 million in the third quarter of 1996 from $4.0 million in the third quarter of 1995, and to $10.4 million for the nine months ended September 30, 1996 compared to $19.5 million in the comparable period of 1995. Costs and expenses during the nine months ended September 30, 1995 included charges of $4.8 million for acquired in-process research and development associated with the expansion of Genta Jago to obtain the rights to develop additional GEOMATRIX-based products. Exclusive of these charges, the decrease in costs and expenses was primarily attributable to the Company's restructuring, related workforce reductions and other cost saving measures implemented during 1995 and 1996. In addition to the Company's restructuring and cost saving measures implemented thus far, the Company is seeking to realize additional reductions in operating expenses. However, the Company anticipates that, if sufficient collaborative revenues and other funding is available, research and development and other operating expenses may increase in future periods due to requirements for clinical trials and increased regulatory costs.

   The Company's equity in net loss of joint venture (Genta Jago) decreased to $832,000 in the third quarter of 1996 from $1.3 million in the third quarter of 1995, and to $3.0 million for the nine months ended September 30, 1996 compared to $4.8 million in the comparable period of 1995. Such decrease is largely attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements, spending decreased overall in other projects not funded by collaborative agreements, and that the joint venture's development efforts are now focused exclusively on GEOMATRIX-based drug delivery products.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled $97.9 million through September 30, 1996, including net proceeds of $7.4 million raised during the nine months ended September 30, 1996. At September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $1.7 million compared to $272,000 at December 31, 1995. The increase in cash and cash equivalents during the nine months ended September 30, 1996 is largely attributable to proceeds from the Company's private placements of preferred stock and the overseas placement of 4% convertible debentures due August 1, 1997 (the "convertible debentures"), including the receipt of $2.8 million in net proceeds from the Company's sale of Series B preferred stock completed in December 1995 and reflected as a receivable at December 31, 1995, less cash used in the Company's operations.

   In connection with the Genta Jago joint venture, the Company entered into a working capital agreement with Genta Jago which expires in October 1998. Pursuant to this agreement, the Company is required to make loans to Genta Jago up to a mutually agreed upon maximum commitment amount, which amount is established by the parties on a periodic basis. As of September 30, 1996, the Company had advanced working capital loans of approximately $15.3 million to Genta Jago, net of principal repayments, which amount fully satisfied the loan commitment established by the parties through September 30, 1996. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. The amount of future loans by Genta to Genta Jago will depend upon several factors including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability to provide loans, and the timing and cost of Genta Jago's preclinical studies, clinical trials and regulatory activities. Genta Jago entered into collaborative development agreements with Gensia, Inc., Apothecon, Inc., and Krypton during January 1993, March 1996, and October 1996, respectively.
Such agreements provide funding to Genta Jago for the development and clinical testing of selected controlled-release pharmaceuticals in addition to potential milestone payments and royalties on future product sales. In October 1996, in accordance with the terms of the agreements, Krypton has paid $1 million in aggregate up front fees to Genta Jago. The joint venture offset the payment against advances to the joint venture allowing the Company to receive the $1 million payment. This infusion of cash will sustain the Company's operations into December 1996.

   Terms of the Company's Series A and Series C preferred stock require the payment of dividends. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option if permitted by Delaware law. The Company may redeem the Series A preferred stock under certain circumstances and was required to redeem the Series A preferred stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in common stock. In September 1996, holders of 55,900 shares of Series A Preferred Stock converted such shares and related accrued dividends into 2,423,500 shares of the Company's common stock. The Company is obligated to use its reasonable efforts to arrange for a firm commitment underwriting in order to redeem the Series A preferred stock. The Company is currently in discussions to renegotiate certain terms of its agreement with the holders of Series A preferred stock. However, there can be no assurance that the holders of Series A preferred stock will agree to any such proposed changes. The Company is restricted from paying cash dividends on common stock until such time as all cumulative dividends on outstanding shares of Series A and Series C preferred stock have been paid.
In addition, the consent of the holders of Series A preferred stock is required to approve a sale of JBL and will be required concerning certain aspects of the Company's proposed restructuring plan. The Company also has commitments associated with its notes payable, capital leases and operating leases.

   The Company will run out of its existing cash resources in December of 1996. Substantial additional sources of financing will be required in order for the Company to continue its planned operations thereafter. The Company is in discussions with potential corporate partners and other sources regarding collaborative agreements, restructurings and other financing arrangements and is actively seeking additional equity financing. However, there can be no assurance that any such collaborative agreements, restructurings, financing arrangements or other sources of funding will be available on favorable terms, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of certain of its development programs, further reductions in workforce and spending, other restructuring alternatives including, discontinuing its operations, liquidation or seeking protection under the federal bankruptcy laws.

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

RISK FACTORS

     NEEDS FOR ADDITIONAL FUNDS: RISK OF INSOLVENCY. Genta's operations to date have consumed substantial amounts of cash. The Company will run out of its existing cash resources in December of 1996. Substantial additional sources of financing will be required in order for the Company to continue its planned operations thereafter. The Company's independent auditors have included an emphasis paragraph in their opinion concerning the Company's financial statements for the year ended December 31, 1995 with respect to the Company's ability to continue as a going concern. The Company is in discussions with potential corporate partners and other sources regarding collaborative agreements, restructurings and other financing arrangements and is actively seeking additional equity financing. However, there can be no assurance that any such collaborative agreements, restructurings, financing arrangements or other sources of funding will be available on favorable terms, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of certain of its development programs, further reductions in workforce and spending, other restructuring alternatives including, discontinuing its operations, liquidation or seeking protection under the federal bankruptcy laws.

     SUBORDINATION OF COMMON STOCK TO AND REDEMPTION OF SERIES A PREFERRED
STOCK: POTENTIAL DEFAULT UNDER CERTIFICATE OF INCORPORATION. The common stock is expressly subordinate to the approximately $29.1 million preference of the 528,100 outstanding shares of Series A preferred stock in the event of the liquidation, dissolution or winding up of the Company. Further, no dividends may be paid on the common stock unless full cumulative dividends on the Series A preferred stock have been paid or funds set aside for such preferred dividends by the Company. In addition, the conversion ratio of the Series A preferred stock and the exercise price of warrants issued in connection with the Series A preferred stock (the "Series A Warrants") is subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at $6.75 per share or less. Each share of Series A preferred stock is presently convertible into 8.65 shares of common stock and the exercise price of the Series A Warrants is $6.32 per share. The Series A preferred stock was also subject to a mandatory redemption (the "Mandatory Redemption") by the Company on September 23, 1996 (the "Redemption Date"). Under the terms of the Mandatory Redemption, as set forth in the Company's Certificate of Incorporation, the redemption price of $50 per share plus accrued dividends was to be paid, subject to certain conditions, in common stock valued at an average trading price for 10 trading days before August 20, 1996. The
Company elected to effect the Mandatory Redemption through the use of common stock, and then was required to use its best efforts to arrange with an investment bank acceptable to the holders of Series A preferred stock for a firm commitment underwriting relating to such shares. The Company was unable to arrange for such a firm commitment offering and is now required to use its reasonable efforts to arrange for a firm commitment underwriting as promptly as practicable and to redeem any remaining outstanding shares of Series A preferred stock upon arranging for such firm commitment underwriting. Even if the Company is successful in satisfying its Mandatory Redemption obligations with its shares of common stock, holders of common stock will experience substantial dilution at the time of such redemption. Terms of the Company's Series A preferred stock provide for the payment of dividends annually of $5 per share per annum. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option, if permitted under Delaware law. Dividends on the preferred stock accrue on a daily basis
(whether or not declared) and all accumulate to the extent not paid on the annual dividend payment date following the dividend period for which they accrue. The Company has previously paid dividends in shares of the Company's common stock, however, the Company may not be able to do so in the future because of Delaware law constraints. The Company has not declared the dividend accrued on the Series A preferred stock. The Company has been in discussions to renegotiate certain terms of its agreement with the holders of Series A preferred stock for a number of months and has been unable to reach any agreement with them. There can be no assurance that the holders of Series A preferred stock will agree to any such proposed changes.

     POTENTIAL DELISTING FROM THE NASDAQ NATIONAL MARKET AND CONSEQUENT REQUIREMENT TO REPURCHASE SERIES A PREFERRED STOCK FOR CASH. As of September 30, 1996, the Company did not meet certain criteria required for continued listing on the Nasdaq National Market, therefore, the Nasdaq National Market may delist the Company's common stock. Such a delisting of the common stock may constitute a "Fundamental Change" under the Company's Certificate of Incorporation. The Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change" the holders of Series A preferred stock have the option of requiring the Company to repurchase all of each such holder's shares of Series

A preferred stock at the Redemption Price, an event that would result in the Company being required to pay to the holders of Series A preferred stock cash in the aggregate amount of approximately $29.1 million. The Certificate of Incorporation allows the Company to satisfy its redemption obligations arising as a result of a Fundamental Change through the issuance of shares of common stock, but only if the common stock is listed on a United States national securities exchange or quoted on the Nasdaq National Market at the time of payment. Upon the occurrence of a Fundamental Change, the holders of Series A preferred stock may in effect become unsecured creditors of the Company, which would materially and adversely affect the Company. Given the Company's current financial condition and market conditions, it is unlikely that the Company would be able to make such payment to the holders of the Series A preferred stock and it is therefore likely that the Company would be forced to discontinue operations or liquidate part or all of its assets and may seek protection from creditors under the federal bankruptcy laws.
Further, a delisting could adversely affect the liquidity of the common stock. The Company is currently in discussions to renegotiate certain terms of its agreement with the holders of Series A preferred stock. However, there can be no assurance that the holders of Series A preferred stock will agree to any such proposed changes.

     OBLIGATIONS UNDER EQUIPMENT FINANCING AGREEMENTS. The Company's equipment financing agreements contain certain financial covenants, the most significant of which require the Company to provide certain deposits in the event that the Company's cash and investment balances fell below specified levels. During 1995, the Company was required to deposit $1.2 million in additional security pursuant to terms of certain of these agreements. The Company also issued warrants during 1995, exercisable for 247,312 shares of the Company's common stock, to two equipment financing companies in lieu of posting certain additional security deposits to one company and in connection with another company waiving a default under the terms of its equipment financing agreement. In the event the Company does not comply with the financial covenants contained in its equipment financing agreements, it will be in default under the terms of such agreements. Such a default would have a material and adverse affect on the Company.

     SUBORDINATION OF COMMON STOCK TO SERIES C PREFERRED STOCK. The common stock is also expressly subordinate to the approximately $1.5 million preference of the 1,424 outstanding shares of Series C preferred stock in the event of a liquidation, dissolution or winding up of the Company. Further, no dividends may be paid on the common stock unless full cumulative dividends on the Series C preferred stock have been paid or declared and set aside for payment. Each share of Series C preferred stock is subject to certain conditions, at the option of the holder, into that number of shares of common stock determined by dividing the sum of $1,000, plus all accrued dividends on each share of Series C preferred stock, by the conversion price of the Series C preferred stock. The Conversion Price of the Series C preferred stock is equal to 75% of the average of the closing bid prices of the Company's common stock on the Nasdaq National Market for a specified period.


     SUBORDINATION OF COMMON STOCK TO THE CONVERTIBLE DEBENTURES AND RISK OF DILUTION. The common stock is also expressly subordinate to the approximately $2.0 million preference of the convertible debentures in the event of a liquidation, dissolution or winding up of the Company. Further, no dividends may be paid or set aside for payment. Each convertible debenture is subject to certain conditions, at the option of the holder, into that number of shares of common stock determined by dividing the face value of the convertible debenture plus all accrued interest on each convertible debenture by the conversion price of the convertible debentures. The Conversion Price of the convertible debentures is equal to 75% of the average of the closing bid prices of the Company's common stock on the Nasdaq National Market for a specified period.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 19, 1996, the Company held a Special Meeting of Stockholders. The following action was taken at the Special Meeting.

          (1.) The amendment of the Company's Certificate of Incorporation to increase the Company's authorized shares of common stock by 105,000,000 shares was approved. 25,663,867 shares voted in favor of the amendment, 390,546 shares were voted against the amendment, 115,674 shares abstained, and 4,788,048 shares were not voted or were broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.

Exhibit
Number    Description of Document
-------   -----------------------

 4.1 Warrant for the purchase of 213,415 shares of common stock issued to Lyon & Lyon.

 4.2 Warrant for the purchase of 100,000 shares of common stock issued to Michael Arnouse.

10.1* Form of Regulation S Securities Subscription Agreement entered into between the Company and certain purchasers of the 4% Convertible Debentures, due August 1, 1997.

10.2*     Form of 4% Convertible Debentures due August 1, 1997.

27.1      Financial Data Schedule

          (b)   Reports on Form 8-K.

                The Company filed a Report on Form 8-K dated September 17, 1996 reporting under Item 5 that it had raised gross proceeds of $2.0 million by issuing 4% Convertible Debentures in a private placement outside the U.S.

* Incorporated by reference to the Exhibits of the same number to the Company's Form 8-K dated September 17, 1996 (File No. 0-19635).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENTA INCORPORATED
                                          (Registrant)



Date:     November 14, 1996           THOMAS H. ADAMS
                                      -----------------------------------------
                                      Thomas H. Adams, Ph.D.
                                      Chairman, Chief Executive Officer and
                                      Acting Chief Financial Officer