Form 10-K
period 1996-12-31
GENTA INCORPORATED /DE/
filed 1997-03-14
CIK 880643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1996
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19635

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

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to
Section 12(g) of the Act:                       Common Stock, $.001 par value
                                                Preferred Stock Purchase Rights,
                                                     Par Value $.001
                                                      (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $16.7 million as of March 1, 1997. For purposes of determining this number, 1.8 million shares of common stock held by affiliates are excluded.

As of March 1, 1997, the registrant had 39,991,626 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Designated portions of Registrant's Definitive Proxy Statement to be furnished for the Annual Meeting of the Stockholders to be held on April 4, 1997 are incorporated by reference in Part III of this Form 10-K.

                                     Part I

Item 1.   Business

Overview

         Genta Incorporated ("Genta" or the "Company"), incorporated under the laws of the State of Delaware on February 4, 1988, is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. Genta's multi-faceted approach incorporates a product development portfolio with balanced technical risk, a novel drug delivery technology and a United States/European business base. The near to mid-term segment of the product pipeline consists of oral controlled-release drugs being developed by the Company's 50%-owned drug delivery joint venture with Jagotec AG ("Jagotec"), Genta Jago Technologies B.V. ("Genta Jago"). Using Jagotec's patented GEOMATRIX(R) drug delivery technology ("GEOMATRIX"), Genta Jago is employing a two-pronged commercialization strategy: the development of generic versions of successful brand-name controlled-release drugs and the development of controlled-release formulations of drugs currently marketed in only immediate release form. The Company's longer-term research efforts are focused on the development of proprietary Anticode(TM) oligonucleotide ("Anticode") pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company's Anticode programs are focused primarily in the area of cancer. In late 1995, a phase I/IIa clinical trial was initiated in the United Kingdom using Genta's Anticode drug ("G3139") in non-Hodgkin's lymphoma patients for whom prior therapies have failed. The clinical trial is being conducted in collaboration with the Royal Marsden NHS Trust and the Institute for Cancer Research. In late 1996, an Investigational New Drug application ("IND") for the G3139 clinical program was filed in the United States and allowed to proceed by the United States Food and Drug Administration ("FDA"). The Company also manufactures and markets specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), a California corporation acquired by the Company in February, 1991.

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safeharbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations; the timely development, receipt of necessary regulatory approvals and acceptance of new products; the successful application of the Company's technology to produce new products; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies; the changing of market conditions and the other risks detailed in the Risk Factors section of this Annual Report on Form 10-K and elsewhere herein. The Company does not undertake to update any forward-looking statements.

         See "Risk Factors" for a discussion of certain risks and uncertainties applicable to the Company and its stockholders, including the Company's need for additional funds to sustain its operations in 1997 and thereafter, as well as the threat of a delisting of the Company's common stock from the Nasdaq SmallCap Market.

Oral Controlled-Release Drugs

         Formulations of drugs using the GEOMATRIX technology are designed to swell and gel when exposed to gastrointestinal fluids. This swelling and gelling is designed to allow the active drug component to diffuse from the tablet into the gastrointestinal fluids, gradually over a period of up to 24 hours. The Company believes that the GEOMATRIX technology may have other benefits which, collectively, may distinguish it from competing controlled-release technologies. The Company believes GEOMATRIX formulations can control drug release and potentially modulate pharmacokinetic profiles to produce a variety of desired clinical effects. For example, the GEOMATRIX technology may be used to formulate tablets with a rapid or a delayed therapeutic effect by varying the release characteristics of the drug from the tablet. The GEOMATRIX technology may also be used to formulate tablets that release two drugs at the same or different rates, or tablets that release a drug in several pulses after administration.

         Genta Jago is using the GEOMATRIX drug delivery technology to develop oral controlled-release formulations for a broad range of presently marketed drugs which have lost, or will in the near to mid-term lose, patent protection and/or marketing exclusivity. Certain of these presently marketed drugs are already available in a controlled-release format, while others are only available in an immediate release format that requires dosing several times daily. In the case of drugs already available in a controlled-release format, Genta Jago is seeking to develop bioequivalent products which would be therapeutic substitutes for the branded products. In the case of currently marketed products that are only available in immediate release form requiring multiple daily dosing, Genta Jago is seeking to develop once or twice-daily controlled-release formulations. The potential benefits of Genta Jago's oral controlled-release formulations may include improved compliance, greater efficacy and reduced side effects as a result of a more constant drug plasma concentration than that associated with immediate release drugs administered several times daily.

         Genta Jago's strategy is to commercialize its GEOMATRIX controlled-release products worldwide primarily by forming alliances with major pharmaceutical companies. Genta Jago has established three such collaborations. See "Business -- Collaborative and Licensing Agreements" below.

         Genta  Jago   currently  has  eight   products  in  various  stages  of
development that are intended to be bioequivalent generic versions of brand-name, controlled-release drugs currently marketed by others. Four of these products, nifedipine (Procardia XL(R)), ketoprofen (Oruvail(R)), carbidopa/levodopa (Sinemet(R)CR), and naproxen (Naprelan(R)) are currently undergoing manufacturing scale-up after completion of formulations development and pilot human pharmacokinetic studies. During the manufacturing scale-up phase of development, Genta Jago and its collaborators are seeking to proceed from the production of small-scale research quantities to the production of larger-scale quantities necessary for commercial scale manufacturing. The scale-up has not yet been successfully completed for these products. Assuming successful completion of manufacturing scale-up, pivotal bioequivalency studies are scheduled to begin for these products in 1997. Genta Jago believes that if such bioequivalency studies are successfully completed, Abbreviated New Drug Applications (each an "ANDA") may be filed with the FDA for two of its products in 1997. In addition, potentially bioequivalent versions of two other products--Voltaren-XR(R) (diclofenac) and Covera-HS(R) (verapamil)--have completed formulations development and pilot pharmacokinetic studies. Genta Jago intends to proceed with manufacturing scale-up on these two products during 1997.

         Genta Jago has also completed initial formulations development and pilot human pharmacokinetic studies for GEOMATRIX controlled-release formulations of cefaclor (Ceclor CD(R)) and metoprolol tartrate and formulations development is ongoing for additional products including acyclovir (Zovirax(R)). Genta Jago continues to seek collaborative agreements for these products in order to finance the manufacturing scale-up and required bioequivalency or clinical studies. In addition to these products currently in development, Genta Jago maintains the rights to apply the GEOMATRIX technology to the development of up to approximately 50 additional drugs. There can be no assurance that any product will be successfully developed or receive the necessary regulatory approvals.

Anticode Programs

         Anticode oligonucleotides represent a modern approach to drug development based upon genetic control of disease. Many human diseases have a genetic origins that involve either the expression of a harmful foreign gene or the aberrant expression of a normal or mutated human gene. Anticode oligonucleotides are short strands of synthetic nucleic acids designed to bind to ("hybridize" with) specific sequences of disease-related RNA or DNA, thereby blocking or controlling production of disease-related proteins. The Company believes that, because of their selective binding properties, Anticode oligonucleotides will not interfere with the function of normal cells, and therefore, will elicit significantly fewer side effects than traditional drugs. Anticode drugs may attack a disease at one of two levels. One approach is to prevent the synthesis of essential disease-related proteins. In this approach, certain oligonucleotides are used to interrupt the processing of, or selectively to destroy, individual messenger RNA (mRNA) sequences, which leads to the down-regulation (lowering of levels) of specific proteins and thereby effectively  eliminates  the  disease.  This is referred  to as the  "antisense"
mechanism  of  action.   A  second   therapeutic   opportunity   is  to  prevent
transcription of disease-causing DNA into the mRNA copy of the gene. This is referred to as the "triple-strand to DNA" mechanism of activity.

         Genta has focused its Anticode research on oligonucleotides with methylphosphonate and phosphorothioate backbones. The Company has exclusively licensed patents from Dr. Paul O. P. Ts'o, Dr. Paul Miller and Johns Hopkins University ("Johns Hopkins") covering methylphosphonate technology. Genta also has obtained certain rights to phosphorothioate oligonucleotide constructions. Genta's scientists have improved these technologies by introducing chirally-enriched or chirally-pure oligonucleotides. In preclinical studies, these improved oligonucleotides effectively turn off the action of targeted mRNA sequences inside cells. Intravenous administration of these oligonucleotides to certain animals demonstrates that these compounds remain stable in the circulatory system and are eventually excreted intact in the urine. New proprietary delivery systems have also been developed to increase intracellular concentration of oligonucleotides and to lower the drug dosage for potential therapeutics. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for initial clinical development programs.

         The Company's Anticode research and development efforts are currently focused primarily on its cancer, program as described below. Extensive additional development will be required, and there can be no assurance that any product will be successfully developed or will receive the necessary regulatory approvals.

BCL2 Gene Target

         The BCL2 gene is a proto-oncogene and a major inhibitor of apoptosis (programmed cell death) of cancerous cells. The protein produced by this gene has two known critical functions in the progression of cancer: it makes cancer cells immortal, creating a survival advantage of malignant over normal cells; and confers resistance to radiation and chemotherapy, rendering those treatments ineffective in the late stages of many types of cancer. Genta's lead anti-BCL2 molecule, G3139, is designed to inactivate the RNA that produces the BCL2 protein product, thereby preventing cellular production of the protein. High levels of BCL2 are associated with a poor clinical prognosis in many solid tumor and hematological malignancies such as lymphoma, leukemia, melanoma, multiple myeloma and prostate and breast cancers. The Company believes that its Anticode strategy against the BCL2 gene has the potential to represent a significant therapeutic opportunity in many of these cancers.

         In preclinical studies conducted by Dr. Finbarr Cotter, at the Institute for Child Health in London, an anti- BCL2 oligonucleotide was shown to cure lymphoma-like disease induced by the injection of human B-cell lymphoma cells in immunodeficient mice. In addition, in a variety of other animal studies, anti-BCL2 Anticode oligonucleotides were found to inhibit the growth of human melanoma, colon and human breast cancer tumors in immunodeficient mice. G3139 has demonstrated efficacy when administered as a single agent.

         In July 1996, the National Cancer Institute ("NCI") agreed to fund and conduct preclinical studies of G3139. Pending the outcome of these ongoing preclinical studies, NCI intends to sponsor Phase I human trials evaluating G3139 against a number of solid tumor malignancies. The Company will collaborate with NCI on the design of such clinical studies and the selection of tumor targets. The primary goal of the trials will be to determine the maximum tolerated dose of G3139, although any preliminary antitumor activity will also be assessed. Tumors under consideration for clinical study include malignant melanoma, breast, prostate and colorectal cancers. NCI would cover the costs of running both preclinical and clinical studies. Genta would be responsible for supplying NCI with necessary quantities of G3139 to carry out this work.

         In late 1995, a Phase I/IIa clinical trial was initiated in the United Kingdom using Genta's anti-BCL2 Anticode oligonucleotides, G3139, in non-Hodgkin's lymphoma patients for whom prior therapies have failed. The clinical trial is being conducted in collaboration with the Royal Marsden NHS Trust and the Institute for Cancer Research under the direction of Dr. David Cunningham. The principal aim of this Phase I/IIa study is to define the maximum tolerated dose of G3139. Secondary objectives include measurement of clinical and biochemical disease parameters. To date, G3139 has been administered to 14 patients with relapsed and poor prognosis disease. Other than usually mild topical skin irritation in most of the patients, no serious, clearly drug-attributable or dose-limiting adverse effects have been seen, so far. The doses have been escalated six times, and escalations continue. Some of the patients have demonstrated encouraging signs of potential drug activity. The responses included one patient in whom cancer mass was reduced and one who developed a complete radiological tumor response for over 38 weeks in duration. These results have been considered very encouraging by several prominent oncologists and accepted for journal publications and presentation at peer meetings, including that of the American Society of Clinical Oncologists.

         Late in 1996, Genta's IND was filed in the United States and the FDA has allowed the program to proceed. Genta is working with several prominent United States and European clinical experts to devise the appropriate clinical strategy for subsequent trials. Planning includes continuation of Phase I/IIa clinical trials in non-Hodgkin's lymphoma, initiation of studies in different BCL2 positive solid tumors, including those in the prostate, reported to express BCL2 in the vast majority of patients. These studies will also examine both subcutaneous and intravenous administration. Extensive additional clinical studies are required, and there can be no assurance that the Company will secure the funding necessary to conduct this development or that any product will be successfully developed or receive the necessary regulatory approvals.

         In September 1996, the Company received a notice of an allowance from the United States Patent and Trademark Office for patent claims covering antisense compounds targeted against BCL2. Those claims covering compositions of matter give Genta exclusive rights to target sequences of the BCL2 gene. The patent claims cover the Company's proprietary Anticode molecules which target BCL2, including its lead clinical candidate, G3139. Other related patents and claims in the United States and Europe are still pending.

Focal Adhesion Kinase (FAK) Gene Target

         FAK protein is involved in the regulation of adhesion-dependent growth and motility of cells. In a variety of cancers - human epithelial and mesenchymal tumors, such as those implicated in melanoma, lymphoma and multiple myeloma - the manufacture of FAK protein ("FAK expression") is highly active. Moreover, increased FAK expression correlates with increased invasiveness and increased ability of cancer to metastasize (spread of cancer through body). In collaborative preclinical experiments with Dr. William G. Cance, at the University of North Carolina, Genta's Anticode oligonucleotides against FAK were shown to inhibit the growth of a primary (the site at which the cancer is believed to have begun) tumor and to virtually eliminate metastases in human melanoma/immunocompromised mice xenograft models. Combined with the observation that anti-FAK oligonucleotides appear to show few adverse effects against normal tissues, such results indicate that the FAK target may represent a promising therapeutic opportunity for both the treatment of primary disease and the prevention of metastatic disease.

         In an effort to focus its research and development efforts on areas which provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third party funding, technological advances, and other factors. As a result of such evaluation, the Company's product development plans have changed from time to time, and the Company anticipates that they will continue to do so in the future. The Company recorded research and development expenses of $5.8 million, $11.3 million and $13.5 million during 1996, 1995, and 1994, respectively, of which zero, approximately $1.1 million and $3.1 million, respectively, were funded pursuant to collaborative research and development agreements.

          In  1996,   the  Company   terminated   those   employees   conducting
pre-clinical research on the Company's antisense projects.

Topical Dermatology Products

         During 1996, the Company sold its rights relating to research and development activities regarding two licensed topical dermatology products for approximately $373,000. The Company does not presently intend to conduct further activities in this area.

Manufacturing

         In 1996, Genta continued to advance its technology for large-scale production of its Anticode oligonucleotides and has also developed a high degree of self-sufficiency for large-scale production of synthon raw materials for its Anticode oligonucleotides. The Company also filed a series of key patent applications in 1996 covering the improved synthesis of dimers essential to the manufacture of its Anticode molecules.

         Genta obtained its manufacturing capabilities in early 1991 through the acquisition of JBL. JBL is a manufacturer of high-quality specialty biochemicals and intermediate products for the pharmaceutical and in vitro diagnostic industries. A number of Fortune 500 companies utilize JBL products as raw material in the production of a final product. The manufacturing facilities at JBL have not been formally inspected by the FDA for compliance with requirements for Good Manufacturing Practices ("GMP"). The Company is continuing to develop procedures, documentation and facilities for the production of Anticode oligonucleotides which it believes will adequately comply with the necessary GMP requirements. Failure to establish compliance with GMP to the satisfaction of the FDA can result in delays in, or prohibition from, initiating clinical trials or commercial marketing of a product.

         The manufacture of all of the Company's and Genta Jago's products will be subject to GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products or have products manufactured for either of them in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP, or that they or third party manufacturers will be able to manufacture an adequate supply of product.

Genta Europe

         Genta  Europe  has  received  $1.1  million  of  funding  from a French governmental agency, L'Agence National de Valorisation de la Recherche ("ANVAR"), towards research and development activities. Genta Europe is currently in default under the agreement with ANVAR, and ANVAR has the right to demand repayment of such funds. However, management believes that this matter will be resolved in a mutually satisfactory manner.

Sales and Marketing

         Genta Jago has secured collaborative agreements with three entities for the development and commercialization of selected controlled-release pharmaceuticals. Genta Jago's collaborative agreements generally provide the collaborative partner exclusive rights to market and distribute the products in exchange for royalty payments to Genta Jago on product sales. Genta Jago's goal is to form additional collaborations to develop and market a number of its GEOMATRIX controlled-release products, while potentially selecting certain products to develop and commercialize on its own. Genta Jago would consider several options for commercializing these potential products in the United States including building a small sales force or contracting for the services of an existing sales force. To market these potential products outside of the United States, Genta Jago believes it would best utilize its resources through licensing arrangements. There can be no assurance that any such potential product will be successfully developed or that any prospective collaborations or licensing arrangements will be entered into.

         JBL manufactures and markets specialty biochemicals and intermediate products to over 100 purchasers in the pharmaceutical and diagnostic industries, with the top 10 customers representing more than 80% of JBL's total sales.

Collaborative and Licensing Agreements

Genta Jago

         In December 1992, the Company and Jagotec formed Genta Jago, a Netherlands corporation, to develop and commercialize therapeutic products on a worldwide basis. The Company and Jagotec each own 50% of Genta Jago. Under the arrangement, Jagotec granted Genta Jago an exclusive license to its GEOMATRIX oral controlledrelease technology for the development and commercialization of approximately 25 specified products (the "Initial Products"). In May 1995, the parties entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products (the "Additional Products"). With these Additional Products, Genta Jago now maintains the rights to develop controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology. Under the agreement, Genta Jago also acquired certain manufacturing rights with respect to such products. In connection with the expansion of Genta Jago, the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX oral-controlled release products. As a result, Genta Jago returned to Genta, in May 1995, the right to develop six Anticode products licensed from Genta in connection with the formation of Genta Jago in 1992.

         In connection with the formation of Genta Jago, the Company made an initial capital contribution of $4 million to Genta Jago and issued an aggregate of 1.2 million unregistered shares of Genta's common stock to Jagotec and an affiliate. To obtain the rights to the Additional Products and the manufacturing rights in May 1995, Genta applied $5 million in option and related fees paid to Jagotec and its affiliates, of which $3.85 million was paid during 1994 (including $1.85 million of non-refundable fees charged to expense during 1994) and $1.15 million was paid in the first quarter of 1995. The Company also issued an additional 1.24 million unregistered shares of Genta's common stock to an affiliate of Jagotec in May 1995. Genta Jago is required to pay certain additional fees to Jagotec upon Genta Jago's receipt of revenues from third parties, and to pay manufacturing royalties to Jagotec.

         The Company is also required to provide loans to Genta Jago pursuant to a working capital agreement which expires in October 1998. The loans are advanced up to a mutually agreed upon maximum commitment amount which is established by the parties on a periodic basis. The Company anticipates contributing working capital loans of up to approximately $300,000 to Genta Jago during 1997. In connection with Genta Jago's return of the Anticode license rights to Genta in May 1995, the working capital loan payable by Genta Jago to Genta was credited with a principal reduction of approximately $4.4 million. As of December 31, 1996, the Company had advanced working capital loans of approximately $15.3 million to Genta Jago, net of principal repayments and the aforementioned credit, which amount fully satisfied the loan commitment established by the parties through December 31, 1996. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. Genta Jago repaid Genta $1 million of its working capital loans, in November 1996, from license fee revenues.

         Genta has the option to purchase Jagotec's interest in Genta Jago during the period beginning in December 1998 through the year 2000. The exercise price with respect to the Initial Products is the lesser of the fair market value at the time of exercise of the 50% interest in the Initial Products owned by Jagotec, or $100 million, in each case reduced by the market value at the time of exercise of the purchase option of the 1.2 million shares of Genta common stock issued to Jagotec and an affiliate in 1992. The exercise price with respect to the Additional Products is the fair market value at the time of exercise of the 50% interest in the Additional Products owned by Jagotec. The Company also has an exclusive worldwide license to use Jagotec's GEOMATRIX technology in Genta's Anticode development programs. Genta Jago has contracted with Genta and Jagotec to conduct research and development and provide certain other services.

Genta Jago/Gensia/Brightstone

         In January 1993, Genta Jago entered into a collaboration agreement with Gensia, Inc. ("Gensia") for the development and commercialization of a potentially bioequivalent nifedipine product, an oral controlled-release pharmaceutical product for treatment of cardiovascular disease. Under the agreement, Gensia was to provide funding for formulation and preclinical development to be conducted by Genta Jago and to be responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provided Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. Genta Jago received $2.2 million, $1.9 million and $4.9 million of research and development funding in 1996, 1995 and 1994, respectively, pursuant to the agreement. Collaborative revenues of $2.8 million, $3 million and $4.2 million were recognized under the agreement during the years ended December 31, 1996, 1995 and 1994, respectively.

         Effective October 1996, Gensia and SkyePharma PLC ("SkyePharma") reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights to develop and copromote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

        Genta's Chairman and Chief Executive Officer is a member of Gensia's Scientific Advisory Board.

Genta Jago/Apothecon

         In March 1996, Genta Jago entered into a collaborative licensing and development agreement with Apothecon, Inc. ("Apothecon"), the multisource subsidiary of Bristol-Myers Squibb Co. Under the terms of the agreement, Apothecon provides funding to Genta Jago up to a specified maximum amount for the formulation, development and clinical testing of a GEOMATRIX formulation of OD-CR ketoprofen, subject to certain early termination rights. The agreement also provides for Genta Jago to receive potential milestone payments and royalties on product sales, if any. Terms of the agreement provide Apothecon exclusive rights to market and distribute the products on a worldwide basis. During 1996, Genta Jago received $1.1 million in funding under the arrangement and recognized $1.3 million of collaborative revenue from the arrangement.

Genta Jago/Krypton

         In October 1996, Genta Jago entered into five collaborative licensing and development agreements with Krypton, Ltd. ("Krypton"), a subsidiary of SkyePharma. Under the terms of the agreements, Genta Jago is to sublicense to Krypton rights to develop and commercialize potentially bioequivalent GEOMATRIX versions of five currently marketed products. Genta Jago also granted Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. During 1996, Genta Jago received funding of $1 million under the collaborative agreements and recognized $1 million of collaborative revenue from the agreements.

Chugai/Gen-Probe

         In February 1989, the Company entered into a development, license and supply agreement with Gen-Probe Incorporated ("Gen-Probe"). Gen-Probe was subsequently acquired by Chugai Pharmaceutical Company, Ltd. ("Chugai"), a Japanese corporation. Chugai has the option to acquire an exclusive worldwide license to any product consisting of, including, derived from or based on oligonucleotides for the treatment or prevention of Epstein-Barr virus, cytomegalovirus, HIV, human T-cell leukemia virus-1 and all leukemias and lymphomas. Genta is obligated to pursue the development of a therapeutic compound for the treatment of one of these indications as its first therapeutic development program. If Chugai exercises its option to acquire rights to a product in any such indication, the Company will grant Chugai certain rights to sell such product and Chugai must fund Genta's development of any such product, subject to certain limitations and early termination rights. If Chugai fully funds the development of such product, profits on sales of such product will be shared between the parties. Through the agreement, the Company also has obtained certain rights to phosphorothioate oligonucleotide constructions and other technology. In return, the Company has agreed to pay Chugai a royalty on sales of products derived from such technology. Gen-Probe is a stockholder in the Company.

Ts'o/Miller/Hopkins

         In February 1989, the Company entered into a license agreement with Drs. Paul Ts'o and Paul Miller (the "Ts'o/Miller Agreement") pursuant to which Drs. Ts'o and Miller granted an exclusive license to the Company to certain issued patents, patent applications and related technology regarding the use of nucleic acids and oligonucleotides, including methylphosphonates, as pharmaceutical agents. Dr. Ts'o is a Professor of Biophysics, Department of Biochemistry, and Dr. Miller a Professor of Biochemistry, both at the School of Public Health and Hygiene, Johns Hopkins University. In May 1990, the Company entered into a license agreement with Johns Hopkins (the "Johns Hopkins Agreement," and collectively with the Ts'o/Miller Agreement, referred to herein as the "Ts'o/Miller/Hopkins Agreements") pursuant to which Johns Hopkins granted Genta an exclusive license to its rights in certain issued patents, patent applications and related technology developed as a result of research conducted at Johns Hopkins by Drs. Ts'o and Miller and related to the use of nucleic acids and oligonucleotides as pharmaceutical agents. In addition, Johns Hopkins has granted Genta certain rights of first negotiation to inventions made by Drs. Ts'o and Miller in their laboratories in the area of oligonucleotides and to inventions made by investigators at Johns Hopkins in the course of research funded by Genta, which inventions are not otherwise included in the Ts'o/Miller/Hopkins Agreements. Genta has agreed to pay Dr. Ts'o, Dr. Miller and Johns Hopkins royalties on net sales of products covered by the issued patents and patent applications, but not the related technology, licensed to the Company under the Ts'o/Miller/Hopkins Agreements. The Company has also agreed to pay certain minimum royalties prior to commencement of commercial sales of such products, which royalties may be credited under certain conditions against royalties payable on subsequent sales. Subject to certain rights of early termination, the Ts'o/Miller/Hopkins Agreements remain in effect for the life of the last-to-expire patent licensed under the respective agreements or until abandonment of the last-pending patent application licensed under the respective agreements.

         As of December 31, 1996, the Company owed Johns Hopkins $627,271, of which $200,000 consists of royalty payments for 1995 and 1996 and the balance consisted of the Company's obligations to provide funds to support a post-doctoral research program of Johns Hopkins. In February 1997, the Company paid Johns Hopkins $100,000 toward the post-doctoral support program. The Company is in negotiations with Johns Hopkins as to payment of the remaining balance in cash and securities. On February 14, 1997, the Company received notice from Johns Hopkins that the Company was in material breach of the Johns Hopkins Agreement. The Johns Hopkins Agreement provides that, if a material payment default is not cured within 90 days of receipt of notice of such breach, Johns Hopkins may terminate the Johns Hopkins Agreement. A termination of the Johns Hopkins agreement could have a material adverse effect on the Company.

Other Anticode Agreements

         The Company entered into agreements with Baxter Healthcare Corporation and Johnson & Johnson Consumer Products, Inc. in late 1995, which provide limited funding for preliminary feasibility studies using Genta's Anticode compounds. Under the terms of these agreements, if the collaborative partner elects to pursue the commercial development of an Anticode compound upon completion of the feasibility studies, the parties would enter into mutually acceptable development, license and supply agreements.

Patents and Proprietary Technology

         The Company's policy is to protect its technology by, among other things, filing patent applications with respect to technology considered important to the development of its business. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation and the pursuit of licensing opportunities to develop and maintain its competitive position.

         Genta has a portfolio of intellectual property rights to aspects of Anticode technology which includes rights in novel compositions of matter, methods of large-scale synthesis and methods of controlling gene expression. This portfolio includes issued United States and Canadian patents and patent applications, which were licensed by Genta under the Ts'o/Miller/Hopkins Agreements as described above, and patent applications filed by the Company. In addition, foreign counterparts of certain applications have been filed or will be filed at the appropriate time. These issued patents will expire, absent regulatory extension, in the years 2001 through 2005. Additional allowed patents under this agreement generally would not expire until 17 years after the date of allowance or, in other cases, 20 years from the date of application. Generally, it is the Company's strategy to apply for patent protection in the United States, Canada, Western Europe, Israel, Taiwan, Japan, Australia and New Zealand. The Company seeks to coordinate its patent protection policy with those of its licensors; however, of the six issued patents licensed by Genta under the Ts'o/Miller/Hopkins Agreements, five were filed only in the United States and one was filed in both the United States and Canada. Genta also has rights of first refusal for future antisense work performed by Drs. Ts'o and Miller. See "Collaborative and Licensing Agreements -- Ts'o/Miller/Hopkins."

         Since its incorporation, Genta has separately filed an aggregate of over 100 United States and foreign patent applications covering new compositions and improved methods to use, synthesize and purify Anticode oligonucleotides and linker-arm technology.

         Under the agreement with Gen-Probe, Genta gained non-exclusive access to all technology developed by Gen-Probe related to the use of DNA probes for therapeutic applications as of February 1989. This technology is related to nucleic acid probes for quantitation of organisms and viruses, methods for their production, including nonnucleotide linking reagents, labeling, and purification, and methods for their use including hybridization and enhanced hybridization. This includes rights to 14 issued patents and several pending
United States patent applications and corresponding issued and pending applications in foreign countries. See "Collaborative and Licensing Agreements -- Chugai/Gen-Probe".

         Genta also gained access to certain rights from the National Institutes of Health ("NIH") covering phosphorothioate oligonucleotides. This includes rights to three United States issued patents, one granted European patent and other corresponding foreign applications which are still pending. In addition, under an agreement with the University of Pennsylvania, Genta has acquired exclusive rights for the use of BCL2 as a target for antisense and gene therapy-based treatments for cancer.

         In September 1996, the Company received a notice of an allowance from the United States Patent and Trademark Office for patent claims covering antisense compounds targeted against BCL2 based on the technology acquired from the University of Pennsylvania. Those claims covering compositions of matter give Genta exclusive rights to target sequences of the BCL2 gene. The patent claims cover the Company's proprietary Anticode molecules which target BCL2, including its lead clinical candidate, G3139. Other related patents and claims in the United States and Europe are still pending.

         Jagotec's GEOMATRIX technology is the subject of issued patents and pending applications. Jagotec currently holds four issued United States patents, five granted foreign patents, and other corresponding foreign patent applications still pending that cover the GEOMATRIX technology. Certain rights to GEOMATRIX technology have been licensed to Genta Jago. See "Collaborative and Licensing Agreements -- Genta Jago".

         The patent positions of biopharmaceutical and biotechnology firms, including Genta, can be uncertain and involve complex legal and factual questions. Consequently, even though Genta is currently prosecuting its patent applications with the United States and foreign patent offices, the Company does not know whether any of its applications will result in the issuance of any patents or, if any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Genta cannot be certain that others have not filed patent applications directed to inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions.

         Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See "Competition." Accordingly, there can be no assurance that the Company's patent applications will result in issued patents or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to Genta will not be infringed or circumvented by others; nor can there be any assurance that others will not obtain patents that the Company would need to license or design around. There can be no assurance that the Company will be able successfully to obtain a license to technology that it may require or that, if obtainable, such a license would be available on reasonable terms.

         There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. Moreover, the Company may become involved in interference proceedings declared by the United States Patent and Trademark Office in connection with one or more of its patents or patent applications to determine priority of invention, which could result in substantial cost to the Company, as well as a possible adverse decision as to priority of invention of the patent or patent application involved.

         The Company also relies upon unpatented trade secrets and no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or gain access to the Company's trade secrets or disclose such technology to the public, or that the Company can meaningfully maintain and protect unpatented trade secrets.

         Genta requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute a confidentiality agreement upon the commencement of employment or consulting relationship with the Company. The agreement generally provides that all confidential information developed or made known to the individual during the course of the individual's relationship with Genta shall be kept confidential and shall not be disclosed to third parties except in specific circumstances. In the case of employees, the agreement generally provides that all inventions conceived by the individual shall be assigned to, and made the exclusive property of, the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, or in the event of an employee's refusal to assign any patents to the Company in spite of such contractual obligation.

Government Regulation

         Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar authorities in foreign countries. Various federal, and in some cases state, statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal and in some cases state, statutes and regulations, require the expenditure of substantial resources. Any failure by the Company, its collaborators or its licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

         The activities required before a new pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed and approved by the FDA before proposed clinical testing can begin. An IND becomes effective within 30 days of filing with the FDA unless the FDA imposes a clinical hold on the IND. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence, as the case may be, without prior FDA authorization and then only under terms authorized by the FDA. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/II" trials.

         The results of the preclinical and clinical testing, together with chemistry, manufacturing and control information, are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application ("NDA"), for a biological product in the form of a Product License Application ("PLA") or for medical devices in the form of a Premarket Approval Application ("PMA") for approval to commence commercial sales. In responding to an NDA, PLA or PMA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which the Company is seeking approval or will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

         In circumstances where a company intends to develop and introduce a novel formulation of an active drug ingredient already approved by the FDA, clinical and preclinical testing requirements may not be as extensive. Limited additional data about the safety and/or effectiveness of the proposed new drug formulation, along with chemistry and manufacturing information and public information about the active ingredient, may be satisfactory for product approval. Consequently, the new product formulation may receive marketing approval more rapidly than a traditional full NDA, although no assurance can be given that a product will be granted such treatment by the FDA.

         For clinical investigation and marketing outside the United States, the Company is or may be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company's approach is to design its European clinical trials studies to meet FDA, European Economic Community ("EEC") and other European countries' standards. At present, the marketing authorizations are applied for at a national level, although certain EEC procedures are available to companies wishing to market a product in more than one EEC member state. If the competent authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a market authorization will be granted. The registration system proposed for medicines in the EEC after 1992 is a dual one in which products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EEC. Other products will be registered by national authorities under the local laws of each EEC member state. Provided regulatory harmonization is finalized in the EEC, the Company's clinical trials will be designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets without the need to duplicate studies for individual country approvals. This approach also takes advantage of regulatory requirements in some countries, such as in the United Kingdom, which allow Phase I studies to commence after appropriate toxicology and preclinical pharmacology studies, prior to formal regulatory approval.

         Prior to the enactment of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the FDA, by regulation, permitted certain pre-1962 drugs to be approved under an abbreviated procedure which waived submission of the extensive animal and human studies of safety and effectiveness normally required to be in a NDA. Instead, the manufacturer only needed to provide an ANDA containing labeling, information on chemistry and manufacturing procedures and data establishing that the original "pioneer" product and the proposed "generic" product are bioequivalent when administered to humans.

         Originally, the FDA's regulations permitted this abbreviated procedure only for copies of a drug that was approved by the FDA as safe before 1962 and which was subsequently determined by the FDA to be effective for its intended use. In 1984, the Waxman/Hatch Act extended permission to use the abbreviated procedure established by the FDA to copies of post-1962 drugs subject to the submission of the required data and information, including data establishing bioequivalence. However, effective approval of such ANDAs were dependent upon there being no outstanding patent or non-patent exclusivities.

         Additionally, the FDA allows, under section 505(b)(2) of the Food Drug and Cosmetic Act, for the submission and approval of a hybrid application for certain changes in drugs which, but for the changes, would be eligible for an effective ANDA approval. Under these procedures the applicant is required to submit the clinical efficacy and/or safety data necessary to support the changes from the ANDA eligible drug (without submitting the basic underlying safety and efficacy data for the chemical entity involved) plus manufacturing and chemistry data and information. Effective approval of a 505(b)(2) application is dependent upon the ANDA eligible drug upon which the applicant relies for the basic safety and efficacy data being subject to no outstanding patent or non-patent exclusivities. As compared to a NDA, an ANDA or a 505(b)(2) application typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the supply of raw materials must also be approved by the FDA.

         The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. Although the Company believes it is in compliance with these laws and regulations in all material respects (except as disclosed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources"), there can be no assurance that the Company will not be required to incur significant costs to comply with such regulations in the future.

Competition

         For many of their applications, the Company's, and Genta Jago's, products under development will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of antisense and triple-strand technology and controlled-release formulation technology and the development of pharmaceuticals utilizing antisense and triple-strand technology and controlled-release formulation technology. The Company competes with fully integrated pharmaceutical companies, many of which have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Smaller companies may also prove to be significant competitors, particularly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Furthermore, academic institutions, governmental agencies and other public and private research organizations have conducted and will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Company.

         The Company's products under development are expected to address an array of markets. The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of the Company's or competitor's products. Accordingly, the relative speed with which Genta and Genta Jago can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. The development by others of new treatment methods could render the Company's and Genta Jago's products under development non-competitive or obsolete. The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

         JBL's products address several markets, including clinical chemistry, diagnostics, molecular biology and pharmaceutical development. While many customers have specified JBL products in their manufacturing protocols, competition from several international competitors could undermine JBL's competitive position, many of whom have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Competition has come primarily on price for some key JBL products for pharmaceutical development, and from competing technologies in diagnostics and molecular biology.

Human Resources

         As of December 31, 1996, Genta, JBL and Genta Europe had 22, 41 and 2 employees, respectively, 13 of whom held doctoral degrees. Twenty employees were engaged in research and development activities, 21 were engaged in manufacturing and 24 were in administration, sales and marketing positions. A significant number of the Company's management and professional employees have had prior experience and positions with pharmaceutical and biotechnology companies. Genta believes it maintains satisfactory relations with its employees.

         In October 1996, the Company terminated its nine employees conducting pre-clinical research on the Company's "antisense" projects and Genta Europe terminated seven employees. The Company's overall staff was reduced by an additional net reduction of ten employees in 1996, due to attrition.

Risk Factors

         In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully.

         Need for Additional Funds; Risk of Insolvency. Genta's operations to date have consumed substantial amounts of cash. The Company anticipates that its existing cash funds, including $3 million in additional financing obtained in February 1997, will enable the Company to maintain its presently planned operations until July, 1997. The Company's auditors have included an emphasis paragraph in their opinion with respect to the Company's ability to continue as a going concern. Management believes that a minimum of approximately $6.4 million of additional financing will be necessary to sustain operations through the end of 1997 and to satisfy the Company's obligations under its Senior Secured Convertible Bridge Notes (the "Convertible Notes") and 4% Convertible Debentures (the "Convertible Debentures"). Substantial additional sources of financing will be required in order for the Company to continue its planned operations thereafter, as well. Furthermore, The Nasdaq Stock Market, Inc. ("Nasdaq") has informed the Company that its common stock will be delisted from the Nasdaq SmallCap Market unless the Company makes a public filing with the Securities and Exchange Commission and Nasdaq by April 7, 1997 evidencing minimum capital and surplus of at least $6 million. See "Risk Factors -- Threat of Nasdaq Delisting" below. The Company is negotiating with pharmaceutical companies regarding collaborative agreements and other financing arrangements and is actively seeking additional equity or debt financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. If such funding is unavailable, the Company will be required to license or sell certain of its assets and technology, further scale back or eliminate some or all of its development programs, further reduce its work force and spending, and take other measures in order to continue its operations. If such measures are not successfully completed, the Company may be required to discontinue its operations. The Company will need to raise substantial additional funds to conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its and Genta Jago's products to market and to establish production and marketing capabilities. The Company will also need substantial additional funds to provide working capital loans to Genta Jago. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's future cash requirements will be affected by results of research and development, results of preclinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the FDA and foreign regulatory process, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

         Threat of Nasdaq Delisting. Since October 22, 1996 the Company's common stock has been trading at less than $1.00 per share. Effective February 7, 1997 the Company's common stock was removed from the Nasdaq National Market and began trading on the Nasdaq SmallCap Market under a conditional exception from the bid price and capital surplus requirements of the Nasdaq SmallCap Market. Nasdaq has indicated that, unless the Company's common stock achieves a minimum bid price of at least $1.50 per share by April 7, 1997, and maintains a minimum bid price of at least $1.50 per share for a period of ten consecutive days thereafter, the Company's common stock will be delisted from the Nasdaq SmallCap Market. The Board of Directors of the Company has approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's common stock (the "Reverse Split Amendment") and has recommended that stockholders approve the Reverse Split Amendment at the Annual Meeting of Stockholders to be held on April 4, 1997. The Company believes that, if the Reverse Split Amendment is approved, it can meet Nasdaq's terms; however, there can be no assurance that, even with the reverse stock split, the Company will be able to maintain its listing on the Nasdaq SmallCap Market. To maintain such listing, the Company will also be required to make a public filing with the SEC and Nasdaq evidencing minimum capital and surplus of $6 million on or before April 7, 1997. While the Company believes that it can meet this capital and surplus level by such date, there can be no assurance that the Company will succeed in timely achieving this requirement or that, even if successful, the Company's common stock would not be delisted from the Nasdaq SmallCap Market. There can be no assurances that approval of the Reverse Split Amendment will succeed in raising the bid price of the Company's common stock above $1.50 per share, that such minimum price if achieved would be maintained for the requisite period, or that even if Nasdaq's minimum bid price requirement were satisfied, the Company's common stock would not be delisted from the Nasdaq

SmallCap Market for other reasons. A delisting of the Company's common stock could adversely affect the ability of the Company to attract new investors.

         Subordination of Common Stock to Series A and Series C Preferred Stocks and Redemption of Series A Preferred Stock; Risk of Dilution. The common stock is expressly subordinate to the approximately $30 million preference of the 528,100 outstanding shares of Series A Preferred Stock and the approximately $1.5 million preference of the 1,424 shares of Series C Preferred Stock in the event of the liquidation, dissolution or winding up of the Company. Further, no dividends may be paid on the common stock unless full cumulative dividends on the Series A and Series C Preferred Stocks have been paid or funds set aside for such preferred dividends by the Company. In addition, the conversion ratio of the Series A Preferred Stock and the exercise price of warrants issued in connection with the Series A Preferred Stock (the "Series A Warrants") is subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at $6.75 per share or less. Each share of Series A preferred stock is presently convertible into 21.31 shares of common stock and the exercise price of the Series A Warrants is $2.60 per share.

          The Series A Preferred Stock was subject to a mandatory redemption (the "Mandatory Redemption") by the Company on September 23, 1996 (the "Redemption Date"). Under the terms of the Mandatory Redemption, as set forth in the Company's Restated Certificate of Incorporation, the Redemption Price of $50 per share plus accrued dividends was to be paid, subject to certain conditions, in common stock valued at an average trading price for ten trading days before August 20, 1996. The Company elected to effect the Mandatory Redemption through the use of common stock, and then was required to use its best efforts to arrange with an investment bank acceptable to the holders of Series A preferred stock for a firm commitment underwriting relating to such shares. The Company was unable to arrange for such a firm commitment offering and is now required to use its reasonable efforts to arrange for a firm commitment underwriting as promptly as practicable and to redeem any remaining outstanding shares of Series A preferred stock upon arranging for such firm commitment underwriting. Even if the Company is successful in satisfying its Mandatory Redemption obligations with its shares of common stock, holders of common stock will experience substantial dilution at the time of such redemption. Terms of the Company's Series A preferred stock provide for the payment of dividends annually in amounts ranging from $3.00 per share per annum for the first year to $5.00 per share per annum in the third and fourth years. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option. Dividends on the preferred stock accrue on a daily basis (whether or not declared) and shall accumulate to the extent not paid on the annual dividend payment date following the dividend period for which they accrue. Each share of Series C Preferred Stock is convertible, subject to certain conditions, at the option of the holder, into that number of shares of common stock determined by dividing the sum of $1,000, plus all accrued dividends on each share of Series C Preferred Stock (approximately $40 per share), by the conversion price of the Series C Preferred Stock. The conversion price of the Series C Preferred Stock is equal to 75% of the average of the closing bid prices of the Company's common stock on the Nasdaq Stock Market for a specified period. Terms of the Company's Series C convertible preferred stock also provide for dividends payable in shares of the Company's common stock. The Company has paid and, to the extent permitted by law, intends to continue paying the dividends in shares of the Company's common stock.

         Subordination of Common Stock to Senior Secured Convertible Bridge Notes and 4% Convertible Debentures; Risk of Dilution. In the event of a liquidation, dissolution or winding up of the Company, the common stock is also expressly subordinate to $3 million principal amount of Convertible Notes and to $350,000 principal amount of Convertible Debentures; both issues are payable in August, 1997. Further, no dividends may be paid on the common stock unless cumulative dividends on such convertible notes and debentures have been paid or funds have been set aside for such payment. The Convertible Notes are initially convertible into 600,000 shares of Series D preferred stock, which are in turn convertible into 20 million shares of common stock, subject to antidilution adjustments. The Convertible Debentures are convertible into a maximum of 122,101 shares of common stock.

        Early Stage of Development; Technological Uncertainty. Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. The Company is pursuing research and development, through Genta Jago, of a range of oral controlled-release formulations of currently available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been successfully formulated using GEOMATRIX technology. In addition, none of the products being developed through Genta Jago has had its manufacturing process successfully scaled-up for commercial production or has started pivotal bioequivalence trials. To date, a major portion of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential pharmaceutical products based upon Anticode technology. While the Company has demonstrated the activity of Anticode technology in model systems in vitro and the activity of antisense technology in animals and has identified a number of compounds which the Company believes are worthy of additional testing, only one of these potential Anticode products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of Anticode technology to develop therapeutic products will result in products which receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in preclinical studies or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in human clinical testing or pivotal bioequivalence trials, respectively. The Company is also developing products for certain diseases where no animal models exist. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of its potential Anticode products or any other of the Company's products currently in preclinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. In addition, there can be no assurance that any of the Company's or Genta Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years.

         Loss History; Uncertainty of Future Profitability. Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to December 31, 1996, the Company has incurred a cumulative net loss of $108.4 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for various products.

         Dividends. The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its common stock until such time as all cumulative dividends have been paid on outstanding shares of its Series A and Series C convertible preferred stock. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series C convertible preferred stock, for the development of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Operations After Restructuring. As a result of the Company's restructuring to reduce operating expenses, the Company has focused its research and development programs on its near-term drug delivery (GEOMATRIX) technology and its Anticode cancer program. The Company's Anticode programs directed at other areas have largely been curtailed and any future progress with these programs is dependent upon the Company obtaining a collaborative partner to fund further research. There can be no assurance that the Company will be successful in obtaining additional funding for these programs. The Company no longer anticipates devoting any of its resources to further development of its topical dermatology product candidates. The Company's agreement with its collaborative partner, the Procter & Gamble Company ("Procter & Gamble"), for its Anticode program in infectious diseases, ended in September 1995. The Company will have to obtain additional corporate partners in order to continue its Anticode programs. There can be no assurance that the Company will be able to negotiate such collaborative arrangements on favorable terms, if at all.

         Genta Jago's strategy is to form alliances with major pharmaceutical companies to commercialize its GEOMATRIX oral controlled-release products worldwide. Genta Jago has established collaborations with Gensia (and, through Gensia, with Boehringer Mannheim), Apothecon and Krypton. Gensia has since entered into an Assignment and Release Agreement with SkyePharma for its United States subsidiary, Brightstone, to assume

Gensia's position in the collaboration with Genta Jago with no modification to the terms of the original agreement between Genta Jago and Gensia. Brightstone also replaces Gensia in its relationship with Boehringer Mannheim.

         No Assurance of Regulatory Approval; Government Regulation. The FDA and comparable agencies in foreign countries impose substantial premarket approval requirements upon the introduction of pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements, which includes demonstrating to the satisfaction of the FDA and foreign regulatory agencies that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. There can be no assurance that such testing will show any product to be safe or efficacious or, in the case of certain of Genta Jago's products, to be bioequivalent to a currently marketed pharmaceutical. Government regulation also affects the manufacture and marketing of pharmaceutical products. The effect of government regulation may be to delay marketing of any new products for a considerable or indefinite period of time, to impose costly procedures upon the Company's or Genta Jago's activities and to diminish any competitive advantage that the Company or Genta Jago may attain. It may take years before marketing approvals are obtained for the Company's or Genta Jago's products, if at all. There can be no assurance that FDA or other regulatory approval for any products developed by the Company or Genta Jago will be granted on a timely basis, if at all, or, if granted, that such approval will cover all the clinical indications for which the Company or Genta Jago is seeking approval or will not sustain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Further, with respect to the reformulated versions of currently available pharmaceuticals being developed through Genta Jago, there is a substantial risk that the manufacturers or marketers of such currently available pharmaceuticals will seek to delay or block regulatory approval of any reformulated versions of such pharmaceuticals through litigation or other means. Any significant delay in obtaining, or failure to obtain, such approvals would materially adversely affect the Company and Genta Jago's revenue. Moreover, additional government regulation from future legislation or administrative action may be established which could prevent or delay regulatory approval of the Company's or Genta Jago's products or further regulate the prices at which the Company's or Genta Jago's proposed products may be sold.

         The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. Although the Company believes it is in compliance with these laws and regulations in all material respects (except as disclosed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources"), there can be no assurance that the Company will not be required to incur significant costs to comply with such regulations in the future.

         Uncertainty Regarding Patents and Proprietary Technology. The Company's and Genta Jago's success will depend, in part, on their respective abilities to obtain patents, maintain trade secrets and operate without infringing the proprietary rights of others. No assurance can be given that patents issued to or licensed by the Company or Genta Jago will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company or Genta Jago. There can be no assurance that the Company's or Genta Jago's patent applications will be approved, that the Company or Genta Jago will develop additional products that are patentable, that any issued patent will provide the Company or Genta Jago with any competitive advantage or adequate protection for its inventions or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company or Genta Jago to do business. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company or Genta Jago. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's or Genta Jago's products or design around any patented products developed by the Company or Genta Jago. The Company and Genta Jago rely on secrecy to protect technology in addition to patent protection, especially where patent protection is not believed to be appropriate or obtainable. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's or Genta Jago's trade secrets, or that the Company or Genta Jago can effectively protect is rights to its unpatented trade secrets.

         Genta and Genta Jago have obtained licenses or other rights to patents and other proprietary rights of third parties, and may be required to obtain licenses to additional patents or other proprietary rights of third parties. No assurance can be given that any existing licenses and other rights will remain in effect or that any licenses required under any such additional patents or proprietary rights would be made available on terms acceptable to the Company or Genta Jago, if at all. If Genta's or Genta Jago's licenses and other rights are terminated or if Genta or Genta Jago cannot obtain such additional licenses, Genta or Genta Jago could encounter delays in product market introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company or Genta Jago could incur substantial costs, including costs caused by delays in obtaining regulatory approval and bringing products to market, in defending itself in any suits brought against the Company or Genta Jago claiming infringement of the patent rights of third parties or in asserting the Company's or Genta Jago's patent rights, including those granted by third parties, in a suit against another party. The Company or Genta Jago may also become involved in interference proceedings declared by the United States Patent Office in connection with one or more of its patents or patent applications, which could result in substantial cost to the Company or Genta Jago, as well as an adverse decision as to priority of invention of the patent or patent application involved. There can be no assurance that the Company or Genta Jago will have sufficient funds to obtain, maintain or enforce patents on their respective products or technology, to obtain or maintain licenses that may be required in order to develop and commercialize their respective products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

         Dependence on Others. The Company's strategy for the research, development and commercialization of certain of its or Genta Jago's products requires negotiating, entering into and maintaining various arrangements with corporate collaborators, licensors, licensees and others, and is dependent upon the subsequent success of these outside parties in performing their responsibilities. The Company's agreement with Procter & Gamble represented the Company's primary source of collaborative revenues during 1995 and such agreement ended in September 1995. Genta Jago is seeking additional collaborative arrangements to develop and commercialize certain of their respective products. However, there can be no assurance that Genta Jago will be able to negotiate collaborative arrangements on acceptable terms, if at all.

         Technology Licensed From Third Parties. The Company has entered into certain agreements with, and licensed certain technology and compounds from, third parties. The Company has relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements, including the Genta Jago agreements, and will rely on such data in support of development of certain products. Although the Company has no reason to believe that this information contains errors of omission or fact, there can be no assurance that there are no errors of omission or fact that would materially affect the future approvability or commercial viability of these products.

         Competition. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. Furthermore, if the Company or Genta Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery and antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

         Difficult Manufacturing Requirements. The manufacture of Anticode oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for its initial clinical development programs. However, Genta believes that improvements in its manufacturing technology will be required to enable the Company to meet the volume and cost requirements needed for certain commercial applications of Anticode products. Products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's and Genta Jago's products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product.

         Limited Sales, Marketing and Distribution Experience. The Company and Genta Jago have very limited experience in pharmaceutical sales, marketing and distribution. In order to market and sell certain products directly, The Company or Genta Jago would have to develop or subcontract a sales force and a marketing group with technical expertise. There can be no assurance that any direct sales or marketing efforts would be successful.

         Uncertainty of Product Pricing, Reimbursement and Related Matters. The Company's and Genta Jago's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposal or reform could adversely affect the commercial viability of the Company's and Genta Jago's potential products. In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services and therefore, significant uncertainty exists as to the reimbursement of existing and newly approved healthcare products. If the Company or Genta Jago succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or Genta Jago to sell its products on a competitive basis.

         Dependence on Qualified Personnel. The Company's success is highly dependent on the retention of principal members of its management and scientific staff and the recruitment of additional key personnel. As the Company has already fallen below critical mass, the loss of additional key personnel or the failure to recruit necessary additional personnel does and will further impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to continue to attract and retain the qualified personnel necessary for the development of its business.

         Product Liability Exposure; Limited Insurance Coverage. The Company's, JBL's and Genta Jago's businesses expose them to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. If available, product liability insurance for the pharmaceutical industry generally is expensive. The Company has obtained a level of liability insurance coverage which it deems appropriate for its current stage of development. However, there can be no assurance that the Company's present insurance coverage is adequate. Such existing coverage may not be adequate as the Company further develops products, and no assurance can be given that in the future adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim would not have a material adverse effect on the business or financial condition of the Company.

         Hazardous Materials; Environmental Matters. The Company's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company may be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws of regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

         Volatility of Stock Price. The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile. Factors such as the results of preclinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. On March 2, 1997, the Company had 39,991,626 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders and option holders also could adversely affect the market price of the common stock.

         Concentration of Ownership. The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions.

         Possible Nonpayment of Dividends on Series A and Series C Preferred Stock; Deficiency in Fixed Charges and Preferred Stock Dividend Coverage. Dividends will be payable on the Series A and Series C Preferred Stock only when, as and if declared by the Company's Board of Directors, out of funds legally available therefor. The Company has incurred losses and, thus, has had a deficiency in fixed charges and preferred stock dividend coverage since inception. For the fiscal years ended December 31, 1991, 1992, 1993, 1994, 1995 and 1996 the coverage deficiency was approximately $9,486,000, $16,703,000, $16,189,000, $25,998,000, $27,917,000 and $13,950,000 respectively. While the
Company intends to pay dividends on the Series A and Series C Preferred Stock, it is anticipated that the Company will continue to incur losses and thus will continue to have a deficiency in fixed charges and preferred stock dividend coverage. Dividends on the Series A and Series C Preferred Stock may be paid only out of capital surplus (within the meaning of the Delaware General Corporation Law) or net profits of the Company for the fiscal year in which the dividend is declared and the preceding fiscal year.

         Effect of Certain Anti-Takeover Provisions. The Company's Restated Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of common stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the transactions with the Aries Funds described under Item 5(d) of this Annual Report on Form 10-K.

Item 2.  Properties

         Genta's principal administrative offices and research laboratories are located in San Diego, California where the Company occupies approximately 15,000 square feet. The Company's lease for these premises expired in November, 1996, and the Company is currently renting on a month-to-month basis at the same rate of $30,076 per month. The Company believes this space will be adequate for its activities through 1997.

         JBL, the Company's manufacturing subsidiary, leases and occupies approximately 30,000 square feet of office, laboratory and manufacturing space in San Luis Obispo, California. This lease expires in 2000. The lease calls for rent of approximately $306,000 in 1997, with amounts generally increasing annually thereafter to reflect cost of living related increases. The Company currently uses substantially all of the manufacturing capacity of this facility. The Company believes that such space will be adequate for its planned operations through 1997. The Company also has an option to purchase property adjacent to this facility, for expansion, if necessary. A director and officer and another officer of the Company, Drs. Klem and Brown, respectively, are affiliated with the owners of the leased and adjacent properties.

         Genta Pharmaceuticals Europe, S.A., the Company's European subsidiary, leases approximately 10,000 square feet of office, laboratory and manufacturing space in Marseilles, France. The lease is cancelable in 2003 and expires in 2005. The lease calls for rent of approximately $99,000 in 1997, with amounts generally increasing annually thereafter to reflect cost of living related increases.

Item 3.  Legal Proceedings

         (a) On February 5, 1997, Equity-Linked Investors, L.P. and Equity-Linked Investors-II (collectively, the "Plaintiffs") who, as a group, may be deemd to beneficially own more than five percent of the outstanding shares of the Common Stock of the Company as Series A preferred stockholders, filed suit (the "Suit") in the Delaware Court of Chancery (the "Court") against the Company, each of the Company's directors and the Aries Funds (as hereinafter defined in Item 5). Through the Suit, the Plaintiffs are seeking to enjoin the transactions contemplated by The Note and Warrant Purchase Agreement (the "Transactions"), rescission of the Transactions, damages, attorney fees, and such other and further relief as the Court may deem just and proper. The Suit alleges that the Board of Directors of the Company breached fiduciary duties by failing to consider financing alternatives to the Transactions and further alleges that the Transactions were not in the best interests of the stockholders. Additionally, the Suit alleges that the Aries Funds aided and abetted such breach of fiduciary duty through their participation in the Transactions. On March 4 and 5, 1997, a trial was held before the Court. The Court has established a briefing schedule and set a hearing for post-trial arguments on April 1, 1997. The Company believes that the lawsuit is without merit.

         (b) No material legal proceedings were terminated in the quarter ending December 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders in the quarter ended December 31, 1996.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

                Name                                 Age                    Position

Thomas H. Adams, Ph.D...........................     54      Chairman of the Board, Chief Executive Officer
                                                             and Director

Lauren R. Brown, Ph.D...........................     54      Vice President, President of JBL

Zofia E. Dziewanowska, Ph.D., M.D...............     57      Senior Vice President, Global Clinical Affairs

Robert E. Klem, Ph.D............................     52      Vice President, Director, and Chairman of the
                                                             Board of JBL

Guy Van de Winckel..............................     55      Vice President, European Operations

Robert Wang, Ph.D...............................     49      Vice President, Pharmaceutical Operations


         Dr. Adams was the founder of Genta and has been Chairman of the Board and Chief Executive Officer of Genta since February 1989. He previously served as Chairman of the Board and Chief Executive Officer of GenProbe, which he co-founded in 1984. Prior to joining Gen-Probe, he held the positions of Senior Vice President of Research & Development and Chief Technical Officer at Hybritech Incorporated ("Hybritech"), a leading monoclonal antibody products company which was acquired by Eli Lilly and Company in 1986. He had previously held senior scientific management positions with Technicon Instruments Corp., the Hyland Laboratories Division of Baxter Travenol, and DuPont. Dr. Adams is a director of Life Technologies, Inc., and three private biotechnology firms. He received his Ph.D. in Biochemistry from the University of California at Riverside.

         Dr. Brown has been Vice President of the Company since October 1991. He co-founded JBL in 1973 and, since then, has been President of JBL the subsidiary that Genta acquired in February 1991. He has had significant experience in the scale-up of a wide variety of processes, including many custom syntheses for outside companies under GMP standards. In the past, he has also shared responsibilities for the research program at JBL, and he developed the syntheses for many of JBL's products. Dr. Brown received his Ph.D. in Organic Chemistry from the University of California at Riverside.

         Dr. Dziewanowska joined the Company as Senior Vice President, Global Clinical Affairs in May 1994. Prior to joining Genta, Dr. Dziewanowska spent 17 years at Hoffmann-La Roche Inc. in various research and development positions including, most recently, Vice President and Director of International Therapeutic Research and Medical Affairs Advisor. Dr. Dziewanowska is currently holding a faculty appointment at the Cornell University Medical School. She also has held various positions in the Pharmaceutical Research and Manufacturers Association of America, the most recent being a Vice-Chairman of the Medical Section Steering Committee, American Association of Pharmaceutical Physicians and the International Federation of Pharmaceutical Medicine. Before joining Hoffmann-La Roche, Dr. Dziewanowska worked four years as associate director of international clinical pharmacology at Merck, Sharp & Dohme Laboratories and as a visiting associate physician in the Department of Pharmacology at Rockefeller University in New York. She received an M.D. degree from the University of Warsaw Medical School and a Ph.D. in physiology from the Institute of Immunology and Experimental Therapeutics, Polish Academy of Science. Her medical degree was recertified in England and the United States She has been invited to speak on a variety of United States and International Conferences pertaining to clinical drug research and development, and she is listed in "Who's Who."

         Dr. Klem has been a director of the Company since February 1991 and a Vice President of the Company since October 1991. Dr. Klem co-founded JBL in 1973 and, since then, has been Chairman of the Board and Chief

Technical Officer of JBL with responsibility for research, development and marketing activities. Previously, Dr. Klem was the Plant Manager for E.I. DuPont in Victoria, Texas from 1970 to 1974. Dr. Klem received his Ph.D. in Organic Chemistry from the University of California at Riverside.

         Mr. Van de Winckel has been President of Genta Pharmaceuticals Europe, S.A. since its incorporation in November 1993 and has been Vice President, European Operations of the Company since December 1992. From 1987 until December 1992, Mr. Van de Winckel was an independent consultant for healthcare companies in Europe and the United States, specializing in marketing and financial strategies. From 1981 until 1986, Mr. Van de Winckel was Vice President International and Co-President of Hybritech Europe. He previously held various management positions with Baxter Travenol, including Vice President of Marketing with the Hyland Laboratories Division and Director of Marketing International. Mr. Van de Winckel received a degree in international business from the University of Louvain, Belgium.

         Dr. Wang has been Vice President, Pharmaceutical Operations of the Company since July 1995. From September 1993 through June 1995, Dr. Wang was Vice President, Corporate Operations of the Company. From the time Dr. Wang joined Genta in February 1989 to September 1993, Dr. Wang was Vice President, Process Development of the Company. From 1986 to 1988, Dr. Wang was Vice President of Development at Gen-Probe where he had technical responsibility for developing and implementing a novel nonisotopic DNA probe assay system. Prior to joining Gen-Probe, Dr. Wang was Senior Director of Process Development and
Manufacturing at Hybritech, where he had overall responsibility for manufacturing, process development and clinical support for all manufacturing. Dr. Wang also held senior scientific positions at Calbiochem-Behring Diagnostics and International Diagnostic Technology. He received his Ph.D. in Biochemistry from the University of California at Riverside and was a post-doctoral fellow at Scripps Clinic and Research Foundation.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


(a)      Market Information

         Throughout 1995 and 1996, the Company's common stock was traded on the Nasdaq National Market under the symbol "GNTA". However, as of February 7, 1997 the Company's common stock trades in the over-the-counter market on the Nasdaq SmallCap Market under the symbol "GNTAC" (see "Risk Factors - Threat of Nasdaq Delisting"). The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by Nasdaq.


                                                             High        Low


         1995
           First Quarter................................      $ 6 1/2    3 3/4
           Second Quarter...............................      3 1/2      1 3/4
           Third Quarter................................      3 1/2      1 3/8
           Fourth Quarter...............................      2 7/8      1 1/2

         1996
           First Quarter................................      2 15/16    1 7/8
           Second Quarter...............................      2 7/8      1 7/16
           Third Quarter................................      2          7/16
           Fourth Quarter...............................      1 1/2      9/32



(b)      Holders

         There were 424 holders of record of the Company's common stock as of March 1, 1997.

(c)      Dividends

         The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its common stock until such time as all cumulative dividends have been paid on outstanding shares of its Series A and Series C convertible preferred stocks. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series C convertible preferred stock, for the development of its business. See "Management's Discussion and Analysis of Financial
         Condition   and  Results  of   Operations   --  Liquidity  and  Capital
         Resources".

(d)      Recent Sale of Unregistered Securities

         In February, 1997, the Company raised gross proceeds of $3 million in a private placement, to the Aries Fund and the Aries Domestic Fund, L.P. (collectively the "Aries Funds"), of Convertible Notes and warrants to purchase 20 million shares of common stock ("Bridge Warrants"). The Convertible Notes are initially convertible into 600,000 shares of Series D preferred stock, which in turn are convertible into 20 million shares of common stock. Bridge Warrants on 7.8 million shares of common stock have an exercise price of $.001 per share. Bridge Warrants on
         12.2 million shares of common stock have an exercise price of $.55 per share. Further, upon the occurrence of certain events of default, if elected by the holders, up to $300,000 principal amount of the Convertible Notes is convertible into common stock at a conversion price of $.001 per share. Each Bridge Warrant is convertible, at the option of the holder, into a new

         Warrant entitling such holder to purchase one share of common stock at an exercise price of $0.15 per share or, under certain circumstances, if lower than $0.15 per share, 50% of the market price of the common stock. Pursuant to the Note and Warrant Purchase Agreement dated as of January 28, 1997 between the Company and the Aries Funds (the "Note and Warrant Purchase Agreement"), the Aries Funds have the right to appoint a majority of the members of the Board of Directors of the Company; provided, however, that in the event the Company does not obtain Future Financings (as defined in the Note and Warrant Purchase Agreement) in excess of $3.5 million on or before the date which is six months after the Bridge Closing Date referred to in such agreement, then the Aries Funds shall have the contractual right to appoint only two directors or observers and, if at such time, more than two directors have been appointed by the Aries Funds, the additional directors shall be required to resign. As of March 14, 1997, the Aries Funds had not exercised their right to appoint any directors or observers.

Item 6.    Selected Consolidated Financial Data

     The following table sets forth certain consolidated financial data with respect to the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto.

                                                                         YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                          1996             1995          1994             1993           1992
                                                          ----             ----          ----             ----           ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                       (In thousands, except per share amounts)
   Revenues:
      Product sales                                         $4,925           $3,782         $3,574           $3,263         $2,272
      Gain on sale of technology                               373               -              -                -             -
      Collaborative research and development                     -            1,125          3,141            4,733          3,546
                                                      -------------    -------------   ------------    -------------  -------------
                                                             5,298            4,907          6,715            7,996          5,818
                                                      -------------    -------------   ------------    -------------  -------------
   Costs and expenses:
      Cost of products sold                                  2,479            1,899          1,710            1,593          1,502
      Research and development                               5,834           11,277         13,533           12,117         10,743
      Charge for acquired in-process research and
         development                                             -            4,762          1,850                -          7,200
      Selling, general and administrative                    5,639            5,439          6,376            5,140          4,221
                                                      -------------    -------------   ------------    -------------  -------------
                                                            13,952           23,377         23,469           18,850         23,666
                                                      -------------    -------------   ------------    -------------  -------------
   Loss from operations                                    (8,654)         (18,470)       (16,754)         (10,854)       (17,848)
   Equity in net loss of joint venture                     (2,712)          (6,913)        (7,425)          (5,310)              -
   Other income, net                                          (59)               17            731              646          1,145
                                                      -------------    -------------   ------------    -------------  -------------
   Net loss                                              $(11,425)        $(25,366)      $(23,448)        $(15,518)      $(16,703)
   Dividends on preferred stock                            (2,525)          (2,551)        (2,550)            (671)              -
                                                      -------------    -------------   ------------    -------------  -------------
   Net loss applicable to common shares                  $(13,950)        $(27,917)      $(25,998)        $(16,189)      $(16,703)
                                                      =============    =============   ============    =============  =============
   Net loss per common share(1)                            $(0.47)          $(1.43)        $(1.90)          $(1.19)        $(1.34)
                                                      =============    =============   ============    =============  =============
   Shares used in the calculation of net loss per
      common share                                          29,834           19,519         13,710           13,621         12,450
                                                      =============    =============   ============    =============  =============
   Deficiency of earnings to meet combined fixed
      charges and preferred stock dividends(2)           $(13,950)        $(27,917)      $(25,998)        $(16,189)      $(16,703)
                                                      =============    =============   ============    =============  =============



                                                                                 DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                          1996             1995           1994             1993          1992
                                                          ----             ----           ----             ----          ----
CONSOLIDATED BALANCE SHEETS DATA:                                                      (In thousands)
   Cash, cash equivalents and short-term
      investments                                             $532             $272         $11,103          $34,594        $26,356
   Working capital (deficit)                               (1,954)          (1,580)           5,597           30,524         21,530
   Total assets                                             11,169           15,631          23,908           45,486         34,618
   Notes payable and capital lease obligations,
      less current portion                                   1,160            2,334           1,871            1,651          1,409
   Total stockholders' equity                                4,074            6,972          14,076           38,064         26,664



(1) Computed on the basis of net loss per common share described in Note 1 of Notes to Consolidated Financial Statements.

(2) The Company has incurred losses and, thus, has had a deficiency in fixed charges and preferred stock dividend coverage since inception.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, regulatory activities, establishment of a sales and marketing organization, and development activities undertaken by Genta Jago, the Company's joint venture with Jagotec. From the period since its inception to December 31, 1996, the Company has incurred a cumulative net loss of $108.4 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue. See "Risk Factors."

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safeharbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Risk Factors section of this Annual Report on Form 10-K and elsewhere herein. The Company does not undertake to update any forward-looking statements.

Results of Operations

         Operating revenues totaled $5.3 million in 1996 compared to $4.9 million in 1995 and $6.7 million in 1994. Sales of specialty chemical and pharmaceutical intermediate products increased to $4.9 million in 1996 from $3.8 million in 1995 and $3.6 million in 1994. Collaborative research and development revenues were zero, $1.1 million and $3.1 million in 1996, 1995 and 1994, respectively. Collaborative research and development revenues recorded in 1995 represented revenues earned pursuant to the Company's collaboration with The Procter & Gamble Company which ended in late 1995.

         Sales of specialty chemical and pharmaceutical intermediate products increased each year primarily due to increased market penetration of existing products and, to a lesser degree, the introduction of new products. One customer, a European distributor, accounted for approximately 27%, 21% and 19% of product sales during the years ended December 31, 1996, 1995 and 1994, respectively. One other customer accounted for approximately 16% and 12% of product sales during the years ended December 31, 1995 and 1994, respectively, while another customer comprised 18% of 1994 product sales. No other customer accounted for more than 8% of product sales in 1996. Management does not believe the loss of any one customer would have a material adverse affect on the Company's business as a whole. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for certain products, and the Company anticipates that these sales fluctuations will continue in future periods.

         Costs and expenses totaled $14 million in 1996 compared to $23.4 million in 1995 and $23.5 million in 1994. Included in costs and expenses during 1995 and 1994 were charges for acquired in-process research and development totaling $4.8 million and $1.9 million, respectively, associated with the expansion of Genta Jago to obtain rights to develop additional GEOMATRIX-based products. Exclusive of these charges, the Company's costs and expenses decreased by approximately $4.7 million in 1996 relative to 1995 primarily due to lower research and development expenses largely attributable to the Company's restructuring and related workforce reductions implemented in 1995 and 1996. These savings in operating expenses were partially offset by an aggregate of approximately $850,000 in non-recurring charges recorded during 1996 primarily related to the Company's restructuring and work force reductions. As a result of the aforementioned restructuring and other cost savings measures implemented during 1995 and 1996, the Company anticipates further reductions in the level of its operating expenses during 1997 relative to 1996. However, the Company anticipates that, if sufficient collaborative revenues and other funding is available, research and development expenses may increase in future years due to requirements for preclinical studies, clinical trials and increased regulatory costs. The Company also anticipates that costs associated with Anticode marketing activities, if such products are successfully developed and approved for marketing, would be the responsibility of corporate partners.

         The Company's equity in net loss of joint venture totaled $2.7 million in 1996 compared to $6.9 million in 1995 and $7.4 million in 1994. The decrease in the Company's share of Genta Jago's net loss during 1996 relative to 1995 is largely attributable to the fact that development efforts are now focused exclusively on GEOMATRIX-based products and a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties.

         Interest  income  has  fluctuated   significantly   each  year  and  is
anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates each period.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $95.4 million through December 31, 1996, including net proceeds of $8.4 million raised during 1996. At December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $532,000 compared to $272,000 at December 31, 1995. The increase in cash and cash equivalents during 1996 is largely attributable to proceeds from the Company's private placements, as described in footnote 8 to the Company's consolidated financial statements.

         The Company anticipates that its existing capital resources, including $3 million in financing obtained from the issuance of the Convertible Notes in February 1997, will enable the Company to maintain its presently planned operations until July, 1997. Management believes that a minimum of approximately $6.4 million of additional financing will be required to sustain the Company's presently-planned operations through the end of 1997 and to satisfy the Company's obligations under the Convertible Notes and the Convertible Debentures. The Company has been informed, however, that its common stock will be delisted from the Nasdaq SmallCap Market unless the Company makes a public filing with the Securities and Exchange Commission and Nasdaq by April 7, 1997 evidencing minimum capital and surplus of at least $6 million. While the Company believes that it can meet this capital and surplus level by such date, there can be no assurance that the Company will succeed in timely achieving this requirement. Such delisting may have an adverse effect on the ability of the Company to attract new investors. The Company is actively seeking additional sources of financing and is negotiating with pharmaceutical companies regarding collaborative agreements and other financial arrangements. There can be no assurance, however, that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. The Company has entered into a letter of intent with an investment banking firm pursuant to which such firm confirmed its interest in acting as placement agent, on a "best efforts" basis, of a private placement of preferred stock, convertible notes and warrants for proceeds of up to $7.5 million (plus an over-allotment option), subject to certain conditions. In the Letter of Intent, this firm agreed that, to the extent alternative financings were available at better timing, pricing and terms, the firm would waive its right to conduct the offering. If the Company is unsuccessful in raising the required funds, the Company will be required to license or sell additional assets and technology, further scale back or eliminate some or all of its development programs, further reduce its work force and spending, and take other measures in order to continue its operations. If such measures are not successfully completed, the Company may be required to discontinue its operations. See "Risk Factors -- Need for Additional Funds; Risk of Insolvency" and "Risk Factors -- Threat of Nasdaq Delisting."

         As described under Item 5(d) of this Annual Report on Form 10-K, the Aries Funds, who provided $3 million in financing to the Company in February, 1997, have the right to appoint a majority of the members of the

Board of Directors of the Company. As of March 14, 1997, the Aries Funds had not exercised this right. However, should they determine to do so, their designees may decide to alter the business strategy, operations and/or management of the Company in a manner not contemplated in this Annual Report on Form 10-K.

         In connection with the Genta Jago joint venture formed in late 1992 and expanded in May 1995, the Company entered into a working capital agreement with Genta Jago which expires in October 1998. Pursuant to this agreement, the Company is required to make loans to Genta Jago up to a mutually agreed upon maximum commitment amount, which amount is established by the parties on a periodic basis. The Company anticipates its working capital contribution to Genta Jago for 1997 will be $300,000, as compared to $846,784 in 1996 and $7.7 million in 1995, as a result of Genta Jago's success in entering into collaborative agreements with third parties. As of December 31, 1996, the Company had advanced working capital loans of approximately $15.3 million to Genta Jago, net of principal repayments. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. Genta Jago repaid Genta $1 million of its working capital loans in November 1996 from license fee revenues. The amount of future loans by Genta to Genta Jago will depend upon several factors including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability to provide loans, and the timing and cost of Genta Jago's preclinical studies, clinical trials and regulatory activities.

         Through December 31, 1996, the Company acquired $10.1 million in property and equipment of which $5.5 million was financed through capital leases and other equipment financing arrangements, $3.3 million was funded in cash and the remainder was acquired through the Company's acquisition of JBL. In November 1996, the Company bought out certain of its capital leases for approximately $1.2 million, primarily covering equipment used in research and development activities at Genta and JBL, using Company funds which the leasing company had on deposit. This equipment had an original cost of $4.5 million and a net book value at buyout of approximately $850,000. The Company capitalized $1.2 million as fixed assets at the time of the buyout. In 1996, the Company also sold certain of its fixed assets. This resulted in a decrease of gross fixed assets from $9.6 million in 1995 to $6 million in 1996. The Company has commitments associated with its notes payable, capital leases and operating leases as discussed further in Note 7 of the Notes to Consolidated Financial Statements. In particular, the Company's equipment financing agreement contains certain financial covenants, the most significant of which required the Company to provide certain deposits in the event that the Company's cash and investment balances fell below specified levels. As of December 31, 1996 the Company had $251,000 in security deposits with an equipment financing company pursuant to the terms of the agreement.

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to environmental compliance regarding an incident of soil and groundwater contamination (the "Spill") by small quantities of certain chemicals. The Company believes, based upon information known to date, that the Spill is relatively minor and will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         Terms of the Company's Series A Preferred Stock require the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $5 per share per annum in the third and fourth years. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option. Dividends on the Series A Preferred Stock accrue on a daily basis (whether or not declared) and shall accumulate to the extent not paid on the annual dividend payment date following the dividend period for which they accrue. The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in common stock. In September 1996, holders of 55,900 shares of Series A Preferred Stock converted such shares and related accrued dividends into 2,423,500 shares of the Company's common stock. The Company is obligated to use its reasonable efforts to arrange for a firm commitment underwriting in order to redeem the Series A Preferred Stock. The Company is restricted from paying cash dividends on common stock until such time as all cumulative dividends on outstanding shares of Series A and Series C Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series C Preferred Stock, for the development of its business. The Company has been unsuccessful to date in its efforts to renegotiate certain terms of its agreement with the holders of the Series A Preferred Stock.

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

         In the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1996, the Company announced that it intended to sell, and was in negotiations with a potential buyer for, its JBL subsidiary. However, such negotiations did not produce an agreement, and the Company is no longer pursuing its discussions with the potential buyer or any other potential purchasers at this time.

Item 8.               Financial Statements and Supplemental Data


                      INDEX TO FINANCIAL STATEMENTS COVERED
                       BY REPORTS OF INDEPENDENT AUDITORS

                                                                                                             Page

Genta Incorporated

Report of Ernst & Young LLP, Independent Auditors............................................................33

Consolidated Balance Sheets at December 31, 1996 and 1995....................................................34

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996.....................................................................35

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996.........................................................36

Consolidated Statements of Cash Flows for each of the three
   years in the period ended December 31, 1996...............................................................37

Notes to Consolidated Financial Statements...................................................................38



Genta Jago Technologies B.V. (A Development Stage Company)

Report of Ernst & Young LLP, Independent Auditors............................................................50

Balance Sheets at December 31, 1996 and 1995.................................................................51

Statements of Operations for the years ended December 31, 1996, 1995 and 1994, and the period from inception (December 15, 1992) through December 31, 1996...................................52

Statement of Stockholders' Equity (Net Capital Deficiency) for the period from inception (December 15, 1992) through December 31, 1996..............................................53

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994, and the period from inception (December 15, 1992) through December 31, 1996...............................54

Notes to Financial Statements................................................................................55


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Genta Incorporated

         We have audited the accompanying consolidated balance sheets of Genta Incorporated as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genta Incorporated at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the financial statements, the Company has incurred substantial and continued operating losses since inception and requires substantial additional sources of financing to fund its operations through 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are also described in
Note 1. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                      ERNST & YOUNG LLP

San Diego, California
February 28, 1997

                               GENTA INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                            -----------------------------------------
                                  ASSETS                                          1996                   1995
                                                                            ------------------    -------------------

Current assets:
   Cash and cash equivalents                                                         $532,013               $271,755
   Receivable from sale of preferred stock                                                  -              2,785,800
   Trade accounts receivable                                                          602,696                471,296
   Notes receivable from officers and employees                                        62,000                362,000
   Inventories                                                                        992,243                702,644
   Other current assets                                                               185,164                151,923
                                                                            ------------------    -------------------
Total current assets                                                                2,374,116              4,745,418
                                                                            ------------------    -------------------
Property and equipment, net                                                         3,634,281              4,656,955
Investment in and advances to joint venture                                                 -                258,896
Intangibles, net                                                                    4,022,242              3,577,654
Other assets, net                                                                   1,138,745              2,392,220
                                                                            ------------------    -------------------
                                                                                  $11,169,384            $15,631,143
                                                                            ==================    ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $1,481,521             $2,260,495
   Accrued payroll and related expenses                                               782,280                628,750
   Other accrued expenses                                                           1,229,845              1,407,748
   Deferred revenue                                                                   193,121                148,532
   Short-term notes payable                                                           350,000                760,000
   Current portion of notes payable and
      capital lease obligations                                                       291,842              1,120,013
                                                                            ------------------    -------------------
Total current liabilities                                                           4,328,609              6,325,538
                                                                            ------------------    -------------------
Capital lease obligations, less current portion                                        30,652                896,465
Notes payable, less current portion                                                 1,129,388              1,437,481
Deficit in Joint Venture                                                            1,606,503                      -
Commitments and contingencies                                                               -                      -
Stockholders' equity:
   Preferred stock;  5,000,000 shares authorized,  convertible  preferred shares outstanding:
      Series A preferred  stock,  $.001 par value;  528,100  and 600,000  shares issued and outstanding at December 31, 1996 and 1995,
         respectively, liquidation value is $29,786,307 at December 31, 1996              528                    600
      Series B  preferred  stock,  $.001 par value;  no shares and 3,000  shares issued and outstanding at December 31, 1996 and 1995,
         respectively.                                                                      -                      3
      Series C convertible preferred stock, $.001 par value; 1,424 and no shares issued and outstanding at December 31, 1996 and
        1995, respectively, liquidation value is $1,468,822 at
        December 31, 1996.                                                                  1                      -
   Common stock,  $.001 par value;  150,000,000  shares  authorized,  39,991,626 shares and 23,963,534 shares issued and
      outstanding at December 31, 1996 and 1995, respectively                          39,992                 23,964
   Additional paid-in capital                                                     108,787,562            102,374,105
   Accumulated deficit                                                           (108,375,407)           (96,949,625)
   Accrued dividends payable                                                        3,671,532              1,572,588
   Notes receivable from stockholders                                                 (49,976)               (49,976)
                                                                            ------------------    -------------------
Total stockholders' equity                                                          4,074,232              6,971,659
                                                                            ------------------    -------------------
                                                                                  $11,169,384            $15,631,143
                                                                            ==================    ===================


                             See Acompanying Notes

                               GENTA INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                                 1996                  1995                 1994
                                           -----------------     -----------------    ------------------

Revenues:
   Product sales                                 $4,924,694            $3,781,983            $3,573,701
   Gain on sale of technology                       373,261                     -                     -
   Collaborative research
     and development                                      -             1,125,000             3,141,688
                                           -----------------     -----------------    ------------------
                                                  5,297,955             4,906,983             6,715,389
                                           -----------------     -----------------    ------------------

Cost and expenses:
   Cost of products sold                          2,479,337             1,899,216             1,709,762
   Research and development                       5,833,697            11,277,238            13,533,600
   Charge for acquired in-process
      research and development                            -             4,762,000             1,850,000
   Selling, general and administrative            5,638,750             5,438,307             6,376,390
                                           -----------------     -----------------    ------------------
                                                 13,951,784            23,376,761            23,469,752
                                           -----------------     -----------------    ------------------
Loss from operations                             (8,653,829)          (18,469,778)          (16,754,363)
Equity in net loss of joint venture              (2,712,183)           (6,913,180)           (7,424,828)
Other income (expense):
   Interest income                                  159,165               348,470             1,014,213
   Interest expense                                (218,935)             (331,226)             (283,530)
                                           -----------------     -----------------    ------------------
Net loss                                       $(11,425,782)         $(25,365,714)         $(23,448,508)
Dividends on preferred stock                     (2,524,701)           (2,551,726)           (2,550,000)
                                           -----------------     -----------------    ------------------
Net loss applicable to common shares           $(13,950,483)         $(27,917,440)         $(25,998,508)
                                           =================     =================    ==================
Net loss per common share                             $(.47)               $(1.43)               $(1.90)
                                           =================     =================    ==================
Shares used in computing net
  loss per common share                          29,834,491            19,518,616            13,709,611
                                           =================     =================    ==================


                             See Acompanying Notes

                               GENTA INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996



                                                    CONVERTIBLE PREFERRED
                                                           STOCK                       COMMON STOCK             ADDITIONAL
                                                    ------------------------   -----------------------------      PAID-IN
                                                      SHARES       AMOUNT       SHARES           AMOUNT           CAPITAL
                                                    ------------   --------   --------------   ------------   ---------------

BALANCE AT DECEMBER 31, 1993                            600,000         600      13,648,972         13,649        86,525,495
   Issuance of common stock on exercise
      of options                                              -           -           3,306              3             9,847
   Issuance of common stock as dividend
      on preferred stock                                      -           -         222,986            223         1,799,274
   Dividends accrued on preferred stock                       -           -               -              -       (2,550,000)
   Amortization of deferred compensation                      -           -               -              -                 -
   Net loss                                                   -           -               -              -                 -
                                                    ------------   --------   --------------   ------------   ---------------
BALANCE AT DECEMBER 31, 1994                            600,000         600      13,875,264         13,875        85,784,616
   Issuance of common stock                                   -           -       5,734,409          5,735         9,159,542
   Issuance of common stock upon
      conversion of promissory notes                          -           -       1,777,903          1,778         3,020,660
   Issuance of common stock for acquired in-process
      research and development                                -           -       1,240,000          1,240         1,610,760
   Issuance of Series B convertible preferred
      stock                                               3,000           3               -              -         2,774,897
   Issuance of warrants to purchase common stock              -           -               -              -           173,118
   Issuance of common stock on exercise
      of options                                              -           -           7,324              7             3,655
   Issuance of common stock as dividend
      on preferred stock                                      -           -       1,328,634          1,329         2,398,583
   Dividends accrued on preferred stock                       -           -               -              -       (2,551,726)
   Repayment of notes receivable from
      stockholders                                            -           -               -              -                 -
   Amortization of deferred compensation                      -           -               -              -                 -
   Net loss                                                   -           -               -              -                 -
                                                    ------------   --------   --------------   ------------   ---------------
BALANCE AT DECEMBER 31, 1995                            603,000         603      23,963,534         23,964       102,374,105
   Issuance of Series C convertible preferred
      stock                                               6,000           6               -              -         5,492,633
   Issuance of Series C convertible preferred
      stock on conversion of promissory notes             1,044           1               -              -         1,044,000
   Issuance of common stock upon conversion
      of Series A convertible preferred stock          (71,900)        (72)       2,554,458          2,555           324,538
   Issuance of common stock upon conversion
      of Series B convertible preferred stock           (3,000)         (3)       2,269,425          2,269            31,741
   Issuance of common stock upon conversion
      of Series C convertible preferred stock           (5,620)         (6)       5,247,489          5,247            59,488
   Issuance of common stock upon
      conversion of convertible debentures                    -           -       5,877,899          5,878         1,592,721
   Issuance of warrants to purchase common stock              -           -               -              -           221,543
      for patent legal services
   Issuance of common stock on exercise
      of options                                              -           -          78,821             79           171,494
   Dividends accrued on preferred stock                       -           -               -              -       (2,524,701)
   Net loss                                                   -           -               -              -                 -
                                                    ============   ========   ==============   ============   ===============
BALANCE AT DECEMBER 31, 1996                            529,524        $529      39,991,626        $39,992      $108,787,562
                                                    ============   ========   ==============   ============   ===============

                               GENTA INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996



                                                                          ACCRUED              NOTES
                                                    ACCUMULATED        DIVIDENDS ON      RECEIVABLE FROM       DEFERRED
                                                      DEFICIT        PREFERRED STOCK      STOCKHOLDERS       COMPENSATION
                                                   ---------------   ----------------   ----------------   ----------------

BALANCE AT DECEMBER 31, 1993                         (48,135,403)            670,862            (74,726)         (265,730)
   Issuance of common stock on exercise
      of options                                                -                  -                  -                 -
   Issuance of common stock as dividend                         -                  -
      on preferred stock                                        -         (1,800,000)                 -                 -
   Dividends accrued on preferred stock                         -          2,550,000                  -                 -
   Amortization of deferred compensation                        -                  -                  -           200,894
   Net loss                                          (23,448,508)                  -                  -                 -
                                                   ---------------   ----------------   ---------------       -------------
BALANCE AT DECEMBER 31, 1994                         (71,583,911)          1,420,862            (74,726)          (64,836)
   Issuance of common stock                                     -                  -                  -                 -
   Issuance of common stock upon
      conversion of promissory notes                            -                  -                  -                 -
   Issuance of common stock for acquired in-process
      research and development                                  -                  -                  -                 -
   Issuance of Series B convertible preferred
      stock                                                     -                  -                  -                 -
   Issuance of warrants to purchase common stock                -                  -                  -                 -
   Issuance of common stock on exercise
      of options                                                -                  -                  -                 -
   Issuance of common stock as dividend
      on preferred stock                                        -         (2,400,000)                 -                 -
   Dividends accrued on preferred stock                         -          2,551,726                  -                 -
   Repayment of notes receivable from
      stockholders                                              -                  -             24,750                 -
   Amortization of deferred compensation                        -                  -                  -            64,836
   Net loss                                          (25,365,714)                  -                  -                 -
                                                   ---------------   ----------------   ----------------   ----------------
BALANCE AT DECEMBER 31, 1995                         (96,949,625)          1,572,588            (49,976)                -
   Issuance of Series C convertible preferred
      stock                                                     -                  -                  -                 -
   Issuance of Series C convertible preferred
      stock on conversion of promissory notes                   -                  -                  -                 -
   Issuance of common stock upon conversion
      of Series A convertible preferred stock                   -           (327,021)                 -                 -
   Issuance of common stock upon conversion
      of Series B convertible preferred stock                   -            (34,007)                 -                 -
   Issuance of common stock upon conversion
      of Series C convertible preferred stock                   -            (64,729)                 -                 -
   Issuance of common stock upon
      conversion of convertible debentures                      -                  -                  -                 -
   Issuance of warrants to purchase common stock                -                  -                  -                 -
      for patent legal services
   Issuance of common stock on exercise
      of options                                                -                  -                  -                 -
   Dividends accrued on preferred stock                         -          2,524,701                  -                 -
   Net loss                                           (11,425,782)                 -                  -                 -
                                                   ===============   ================   ================   ================
BALANCE AT DECEMBER 31, 1996                        $(108,375,407)        $3,671,532           $(49,976)       $        -
                                                   ===============   ================   ================   ================



                               GENTA INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


                                                           TOTAL
                                                      STOCKHOLDERS'
                                                          EQUITY
                                                     ---------------
BALANCE AT DECEMBER 31, 1993                             38,734,747
   Issuance of common stock on exercise
      of options                                              9,850
   Issuance of common stock as dividend
      on preferred stock                                       (503)
   Dividends accrued on preferred stock                           -
   Amortization of deferred compensation                    200,894
   Net loss                                             (23,448,508)
                                                     ---------------
BALANCE AT DECEMBER 31, 1994                             15,496,480
   Issuance of common stock                               9,165,277
   Issuance of common stock upon
      conversion of promissory notes                      3,022,438
   Issuance of common stock for acquired in-process
      research and development                            1,612,000
   Issuance of Series B convertible preferred
      stock                                               2,774,900
   Issuance of warrants to purchase common stock            173,118
   Issuance of common stock on exercise
      of options                                              3,662
   Issuance of common stock as dividend
      on preferred stock                                        (88)
   Dividends accrued on preferred stock                           -
   Repayment of notes receivable from
      stockholders                                           24,750
   Amortization of deferred compensation                     64,836
   Net loss                                             (25,365,714)
                                                     ---------------
BALANCE AT DECEMBER 31, 1995                              6,971,659
   Issuance of Series C convertible preferred
      stock                                               5,492,639
   Issuance of Series C convertible preferred
      stock on conversion of promissory notes             1,044,001
   Issuance of common stock upon conversion
      of Series A convertible preferred stock                     -
   Issuance of common stock upon conversion
      of Series B convertible preferred stock                     -
   Issuance of common stock upon conversion
      of Series C convertible preferred stock                     -
   Issuance of common stock upon
      conversion of convertible debentures                1,598,599
   Issuance of warrants to purchase common stock            221,543
      for patent legal services
   Issuance of common stock on exercise
      of options                                            171,573
   Dividends accrued on preferred stock                           -
   Net loss                                             (11,425,782)
                                                     ===============
BALANCE AT DECEMBER 31, 1996                             $4,074,232
                                                     ===============


                             See Accompanying Notes

                               Genta Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             YEARS ENDED
                                                                             DECEMBER 31,
                                                      -----------------------------------------------------------
                                                            1996                 1995                 1994
                                                      ------------------   ------------------   -----------------
OPERATING ACTIVITIES
Net loss                                                   $(11,425,782)        $(25,365,714)       $(23,448,508)
Items reflected in net loss not requiring cash:
   Depreciation and amortization                              1,518,142            1,761,530           1,704,281
   Equity in net loss of joint venture                        2,712,183            6,913,180           7,424,828
   Charge for acquired in-process
      research and development and other                              -            3,807,556                   -
   Changes in operating assets and liabilities:
      Accounts and notes receivable                             168,600              294,012            (307,444)
      Inventories                                              (289,599)             106,909              36,564
      Other current assets                                      (33,241)             366,790             (83,360)
      Accounts payable, accrued expenses and other             (803,347)             467,738             931,835
      Deferred revenue                                           44,589             (976,468)           (141,688)
                                                      ------------------   ------------------   -----------------
Net cash used in operating activities                        (8,108,455)         (12,624,467)        (13,883,492)
INVESTING ACTIVITIES
Purchase of short-term investments                           (1,497,775)                    -        (10,935,406)
Maturities of short-term investments                          1,497,775            3,843,685          24,739,731
Purchase of property and equipment                             (115,922)            (778,964)         (1,264,168)
Investment in and advances to joint venture                    (846,784)          (7,722,255)         (6,749,298)
Deposits and other                                              642,654           (2,021,908)         (1,291,977)
                                                      ------------------   ------------------   -----------------
Net cash provided by (used in) investing activities            (320,052)          (6,679,442)          4,498,882
FINANCING ACTIVITIES
Proceeds from notes payable                                   2,176,500            4,877,471             757,456
Repayments of notes payable and capital leases               (1,948,438)          (1,743,728)         (1,069,289)
Proceeds from issuance of preferred stock, net                8,267,539                    -                   -
Proceeds from issuance of common stock, net                     171,573            9,168,939               9,850
Other                                                            21,591               13,762                (503)
                                                      ------------------   ------------------   -----------------
Net cash provided by (used in) financing activities           8,688,765           12,316,444            (302,486)
                                                      ------------------   ------------------   -----------------
Increase (decrease) in cash and cash equivalents                260,258           (6,987,465)         (9,687,096)
Cash and cash equivalents at beginning of year                  271,755            7,259,220          16,946,316
                                                      ------------------   ------------------   -----------------
Cash and cash equivalents at end of year                       $532,013             $271,755          $7,259,220
                                                      ==================   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                  $225,186             $298,432            $283,530
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Capital lease obligations
   entered into for equipment                                         -              622,746           1,182,015
Preferred stock dividends accrued                             2,524,701            2,551,726           2,550,000
Common stock issued in payment of dividends
   on preferred stock                                           425,757            2,399,912           1,799,497
Common stock issued upon conversion of notes
  payable and accrued interest                                1,044,001            3,022,438                   -
Preferred stock issued for receivable                                 -            2,774,900                   -
Common Stock issued upon conversion of
   convertible debentures                                     1,598,599                    -                   -
Exercise of buyout option for equipment under
    capital lease obligation in exchange for deposits         1,200,000                    -                   -


                             See Accompanying Notes

                               Genta Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

       Organization and Business

         Genta Incorporated ("Genta" or the "Company") is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. The near to mid-term segment of this product pipeline consists of oral controlled-release drugs being developed by the Company's drug delivery joint venture with Jagotec AG ("Jagotec"), Genta Jago Technologies B.V. ("Genta Jago"). The Company's longer-term research efforts are focused on the development of proprietary Anticode(TM) oligonucleotide ("Anticode") pharmaceuticals intended to block or regulate the production of disease-related proteins by acting at the genetic level. The Company also manufactures and markets specialty biochemical and pharmaceutical intermediate products through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL").

       Basis of Presentation

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is actively seeking collaborative agreements, additional equity financing and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. The Company is also considering the licensing or sale of certain of its assets and technology, delaying or curtailing of certain of its development programs, further reductions in workforce and spending or other measures in order to continue its operations. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, JBL and Genta Pharmaceuticals Europe, S.A., the Company's European subsidiary based in Marseilles, France. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Investment in Joint Venture

         The Company has a 50% ownership interest in a joint venture, Genta Jago, a Netherlands corporation. The investment in joint venture is accounted for under the equity method (Note 5).

       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

       Revenue Recognition and Major Customers

         Revenue from product sales is recognized upon shipment. One customer, a European distributor, accounted for approximately 27%, 21% and 19% of product sales during the years ended December 31, 1996, 1995 and 1994, respectively. One other customer accounted for approximately 16% and 12% of product sales during the years ended December 31, 1995 and 1994, respectively, while another customer comprised 18% of 1994 product sales. No other customer accounted for more than 8% of product sales in 1996. Collaborative research and development revenues are recorded as earned, generally ratably, as research and development activities are performed under the terms of the contracts. Payments received in excess of amounts earned are deferred. See
Note 9 for major collaborative research and development arrangements.

       Cash and Cash Equivalents

         Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value.

       Concentration of Credit Risk

         The Company generally invests its excess cash in high credit quality debt instruments of corporations and financial institutions, and in United States government securities. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments.

         The Company markets its specialty biochemical and intermediate products to the pharmaceutical and diagnostic industries. Generally, collateral is not required on the Company's sales. Credit losses have been insignificant and within management's expectations.

       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

       Property and Equipment

         Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Amortization of equipment under capital leases is reported with depreciation of property and equipment.

       Intangible Assets

         Intangible assets, consisting primarily of capitalized patent costs and purchased proprietary technology, are amortized using the straight line basis over a term of 5-17 years for issued patents, 14 years for purchased proprietary technology and 5-7 years for organizational and other amortizable costs.

       Asset Impairment

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no affect on the financial statements from the adoption of Statement No. 121.

       Employee Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

         Net Loss Per Common Share

         Net loss per common share is computed using the weighted average number of common shares outstanding during each period. Shares issuable upon the exercise of outstanding stock options and warrants and upon the conversion of convertible preferred stock are not reflected as their effect is anti-dilutive.

2.  Inventories

     Inventories are comprised of the following:
                                                                              December 31,
                                                                        -----------------------
                                                                         1996              1995
                                                                        ------             ----

     Raw materials and supplies.................................     $   342,875      $   280,621
     Work-in-process............................................         272,259          162,097
     Finished goods.............................................         377,109          259,926
                                                                     -----------      -----------
                                                                     $   992,243      $   702,644
                                                                     ===========      ===========

3.  Property and Equipment

     Property and equipment is comprised of the following:
                                                                              December 31,
                                                                        -----------------------
                                                                         1996              1995
                                                                        ------             ----

     Equipment..................................................   $   4,093,563     $  7,719,863
     Leasehold improvements.....................................       1,128,520        1,385,041
     Furniture and fixtures.....................................         105,318          116,161
     Construction in progress...................................         624,167          359,273
                                                                   -------------     ------------
                                                                       5,951,568        9,580,338
     Less accumulated depreciation and amortization.............      (2,317,287)      (4,923,383)
                                                                   -------------     ------------
                                                                   $   3,634,281     $  4,656,955
                                                                   =============     ============

         Included in property and equipment at December 31, 1996 and 1995, is equipment under capital leases aggregating $200,000 and $4.7 million, respectively, all of which is pledged as security pursuant to the Company's capital lease agreements. Accumulated amortization with respect to the equipment under capital leases totaled $80,000 and $3 million at December 31, 1996 and 1995, respectively.

4.  Notes Receivable from Officers and Employees

         Notes  receivable  consist of loans made to officers  and  employees to
facilitate  their   relocation.   Such  loans  are  generally  secured  by  each
individual's residence.

5.  Genta Jago Joint Venture

         In December 1992, the Company and Jagotec, a subsidiary of Jago Holding AG which was acquired by SkyePharma in May 1996, formed Genta Jago, a 50/50 joint venture to develop and commercialize products in six major therapeutic areas. Under the arrangement, Jagotec granted Genta Jago an exclusive license to its GEOMATRIX oral controlled-release technology for the development and commercialization of approximately 25 specified products. In May 1995, the parties entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products. With these additional products, Genta Jago now maintains the rights to develop controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology. Under the agreement, Genta Jago also acquired certain manufacturing rights with respect to such products. In connection with the expansion of Genta Jago, the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX-based products and, as a result, Genta Jago returned to Genta in May 1995 the right to develop six Anticode products licensed from Genta in 1992.

         In connection with the formation of Genta Jago, the Company made an initial capital contribution of $4 million to Genta Jago and issued 1,200,000 unregistered shares of Genta's common stock to Jagotec and an affiliate. To obtain the additional product and manufacturing rights during 1995, Genta applied $5 million in option and related fees paid to Jagotec and its affiliates, of which $3.85 million was paid during 1994 (including $1.85 million of non-refundable fees charged to expense during 1994) and $1.15 million was paid during the first quarter of 1995. The Company also issued an additional
1.24 million unregistered shares of Genta's common stock to an affiliate of Jagotec in May 1995. The Company recorded a charge for acquired in-process research and development of $4.8 million during 1995 consisting of the fair value of the 1.24 million shares of common stock issued ($1.6 million), $2 million of refundable option fees paid during 1994, and the $1.15 million in fees paid during the first quarter of 1995. Genta Jago is required to pay certain additional fees to Jagotec upon Genta Jago's receipt of revenues from third parties, and pay manufacturing royalties to Jagotec.

         The Company is also required to provide loans to Genta Jago pursuant to a working capital agreement which expires in October 1998. The loans are advanced up to a mutually agreed upon maximum commitment amount, which amount is established by the parties on a periodic basis. In connection with Genta Jago's return of the Anticode license rights to Genta in May 1995, the working capital loan payable by Genta Jago to Genta was credited with a principal reduction of approximately $4.4 million. As of December 31, 1996, the Company had advanced working capital loans of approximately $15.3 million to Genta Jago, net of principal repayments and the aforementioned credit, which amount fully satisfied the loan commitment established by the parties through December 31, 1996. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain the necessary financial resources to repay such loans to Genta. The Company has recorded substantially all of the net losses incurred by Genta Jago (excluding certain intercompany transactions) as a reduction of the Company's investment in joint venture.

         Under terms of the joint venture, Genta Jago has contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services, totaling $1.6 million in 1996, $2.7 million in 1995, and $2.9 million in 1994, are recorded by the Company as a reduction of the related research and development and general and administrative expenses. Terms of the arrangement also grant the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 1998 through 2000.

         Genta Jago entered into collaborative development agreements with Gensia, Inc., Apothecon, Inc., a subsidiary of Bristol-Meyers Squibb Co., and Krypton, Ltd., a subsidiary of SkyePharma, during January 1993, March 1996 and October 1996, respectively. In October 1996, SkyePharma signed a letter of intent with Gensia, Inc. and Boehringer Mannheim Corp. whereby Brightstone, SkyePharma's United States subsidiary, will assume rights to develop Procardia XL(R) in collaboration with Boehringer Mannheim. Such agreements provide funding to Genta Jago for the development and clinical testing of selected controlled-release pharmaceuticals in addition to potential milestone payments and royalties on future product sales.

Condensed financial information for Genta Jago Technologies B.V. is set forth below.

                                                                                    December 31,
                                                                                -------------------
                                                                                1996           1995
                                                                                ----           ----
Balance Sheets Data:
   Advance contract payments to related parties......................    $           -    $    1,539,000
   Receivables under collaboration agreements........................          904,000                 -
   Other current assets..............................................          142,000           245,000
                                                                         -------------    --------------
   Total current assets..............................................        1,046,000         1,784,000
   Other assets......................................................           11,000            12,000
                                                                         -------------    --------------
                                                                         $   1,057,000    $    1,796,000
                                                                         =============    ==============

   Current liabilities...............................................    $   3,053,000    $    1,360,000
   Notes payable to Genta Incorporated...............................       15,287,000        13,787,000
   Net capital deficiency............................................      (17,283,000)      (13,351,000)
                                                                         -------------    --------------
                                                                         $   1,057,000    $    1,796,000
                                                                         =============    ==============


                                                                                    Years ended December 31,
                                                                             -----------------------------------
                                                                             1996            1995           1994
                                                                             ----            ----           ----
Statements of Operations Data:
   Collaborative research and development revenues...................   $   5,477,000    $  2,968,000     $   5,285,000
   Costs and expenses................................................       8,453,000      10,336,000        13,338,000
                                                                          ------------    ------------     -------------
   Loss from operations..............................................      (2,976,000)     (7,368,000)       (8,053,000)
   Gain on waiver of debt in exchange for return of
      license rights to related party................................               -       4,703,000                 -
   Interest expense..................................................        (956,000)       (746,000)         (298,000)
                                                                        --------------  --------------    --------------
   Net loss..........................................................   $  (3,932,000)  $  (3,411,000)    $  (8,351,000)
                                                                        ==============  ==============    ==============


6.  Intangibles

     Intangibles consist of the following:

                                                                                           December 31,
                                                                                      ----------------------
                                                                                       1996             1995
                                                                                      -----             ----

     Purchased proprietary technology..................................           $   1,747,082      $    1,747,082
     Patent and patent applications....................................               2,964,193           2,356,556
     Organizational and other amortizable costs........................                 414,521             428,773
                                                                                  -------------      --------------
                                                                                      5,125,796           4,532,411
     Less accumulated amortization.....................................              (1,103,554)           (954,757)
                                                                                  -------------      --------------
     Net intangible assets.............................................           $   4,022,242      $    3,577,654
                                                                                  =============      ==============

7.  Notes Payable and Leases

     Notes payable consist of the following:

                                                                                           December 31,
                                                                                        ---------------------
                                                                                         1996            1995
                                                                                        -----            ----

        Note payable with  interest at 12.63%,  due in monthly  installments  of
          $22,407, secured by equipment with a net book value of approximately
          $703,000 and security deposit of $251,000..............................   $     328,367      $     540,955

        Research financing obligation payable to a French governmental
          agency, non-interest bearing, maturing through 2003....................       1,040,462          1,101,103

        Other....................................................................           7,435             16,584
                                                                                    -------------      -------------
                                                                                        1,376,264          1,658,642
        Less current portion.....................................................        (246,876)          (221,161)
                                                                                    -------------      -------------
                                                                                    $   1,129,388      $   1,437,481
                                                                                    =============      =============

         During 1995, the Company obtained $1,100,000 in financing aid from a French governmental agency to be used to fund certain of its development programs. The aggregate principal maturities of notes payable for the years 1997 through 2001 are $247,000, $185,000, $154,000, $193,000, and $385,000,
respectively and $212,000 thereafter.

         The Company leases its facilities under operating leases that generally provide for annual cost of living related increases. The JBL facilities are leased from its prior owners, who include a director, an executive officer and other stockholders of the Company. Certain equipment is leased under operating and capital leases. The Company's equipment financing agreements contain certain financial covenants, the most significant of which required the Company to provide certain deposits in the event that the Company's cash and investment balances fell below specified levels. Included in other assets at December 31, 1996 and 1995 was $251,000 and $1.6 million in cash deposits primarily associated with the Company's equipment financing agreements. Minimum future obligations under both operating and capital leases at December 31, 1996 are as follows:

                                                                  Operating leases
                                                             -------------------------
                                                               Related                         Capital
                                                               parties         Others          leases
                                                             ----------       --------        ---------
     1997.............................................     $    389,000    $     447,000     $    48,000
     1998.............................................          408,000           99,000          31,000
     1999.............................................          429,000           99,000           1,000
     2000.............................................          188,000           99,000             ---
     2001.............................................              ---           99,000             ---
     Thereafter.......................................              ---          198,000             ---
                                                           ------------    -------------     -----------
     Total future minimum lease payments..............     $  1,414,000    $   1,041,000          80,000
                                                           ============    =============
     Less amount representing interest................                                            (4,000)
                                                                                             ------------
     Present value of future minimum lease payments...                                            76,000
     Less current portion.............................                                           (45,000)
                                                                                             ------------
     Long-term portion................................                                       $    31,000
                                                                                             ============

         Total rent expense under operating  leases for the years ended December
31,  1996,   1995  and  1994  was   $1,043,000,   $1,117,000,   and  $1,090,000,
respectively.

8.  Stockholders' Equity

       Subsequent Event

         In February 1997, the company raised gross proceeds of $3 million in a private placement of Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bear interest at 12% per annum and mature on the earlier of June 30, 1997 or five business days following the completion of any equity offering or series of equity offerings with gross proceeds in excess of $2.5 million. Warrants to purchase 7.8 million and 12.2 million shares of common stock at exercise prices of $.001 and $.55, respectively, are attached to the Convertible Notes. The Convertible Notes are convertible, at the option of the holder, into 600,000 shares of Series D Preferred Stock, subject to antidilution adjustments. In the event of default, the holders of the Convertible Notes have the right to convert the lesser of (i) the then outstanding principal amount of the Convertible Notes or (ii) 10% of the original principal amounts of the Convertible Notes into common shares at a conversion rate of $.001 per share, subject to antidilution adjustments. The holders of the Convertible Notes also have the right to appoint a majority of members of the Board of Directors of the Company; provided however, that in the event the Company does not obtain future financings in excess of $3.5 million on or before June 30, 1997, the holders shall have the contractual right to appoint only two directors or observers and, if additional directors have been appointed, such additional directors shall be required to resign.

         Preferred Stock

         In September 1996, the Company raised gross proceeds of $2 million (approximately $1.9 million net of offering fees and costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures bear interest at the rate of 4% per annum with principal and interest due and payable August 1, 1997. The Convertible Debentures were convertible, at the option of the holders, beginning in October 1996, into shares of common stock at a conversion price equal to 75 percent of the average Nasdaq closing bid prices of Genta common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provide for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 5.9 million shares of common stock.

         In  March  1996,  the  Company  raised  gross  proceeds  of $6  million
(approximately $5.5 million net of offering fees and costs) in a private placement of Series C Convertible preferred stock (the "Series C Preferred Stock") sold to institutional investors. In 1996, 5,620 shares of the Series C Preferred Stock and accrued dividends was converted at the option of the holders into approximately 5.2 million shares of Genta's common stock. The conversion price is based upon 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period. Terms of the Series C Preferred Stock also provide for dividends payable in shares of the Company's common stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon the payment of the remaining dividends and the conversion of the Series C Preferred Stock.

         On December 29, 1995, the Company completed the sale of 3,000 shares of Series B Convertible preferred stock (the "Series B preferred stock") at a price of $1,000 per share to institutional investors outside of the United States. Proceeds from the offering totaling approximately $2.8 million were reflected as a receivable from sale of preferred stock at December 31, 1995 and were received by the Company on January 2, 1996. The Series B preferred stock was converted into approximately 2.3 million shares of the Company's common stock in late February 1996 pursuant to terms of the Series B stock purchase agreements.

         In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock") in a private placement of units consisting of one share of Series A Preferred Stock and a warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit. Each share of Series A Preferred Stock is convertible, at any time prior to redemption, into 21.31 shares of the Company's common stock, subject to antidilution adjustments. Dividends on the Series A Preferred Stock are cumulative from the date of issuance, and are payable annually in amounts ranging from $3 per share per annum for the first year to $5 per share per annum in the third and fourth years. Dividends may be paid in cash or common stock or a combination thereof at the Company's option. Dividends are accrued using the straight-line method over the four year period. The

Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, at the option of the holder, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in common stock. In September 1996, 55,900 shares of Series A Preferred Stock converted such shares and related accrued dividends into approximately 2.4 million shares of the Company's common stock. The Company is obligated to use its reasonable efforts to arrange for a firm commitment underwriting in order to redeem the Series A Preferred Stock. The company is restricted from paying cash dividends on common stock until such time as all cumulative dividends on outstanding shares of Series A and Series C Preferred Stock have been paid.

         In December 1993, the Board of Directors of the Company adopted a Stockholder Rights Plan which provides for the distribution of a preferred stock purchase right ("Right") as a dividend for each share of the Company's common stock held of record at the close of business on January 21, 1994. Under certain circumstances involving an acquisition of 15% or more of the Company's common stock or a specified business combination, the Rights would permit the holder (other than the 15% holder) to purchase shares of the Company's common stock or, if applicable, common stock of an acquirer at a 50% discount upon payment of an exercise price of $50 per Right. The Rights expire in December 2003 and may be redeemed by the Company prior to a 15% acquisition at a price of $.01 per Right.

       Warrants

         The Company issued five-year warrants to purchase 600,000 shares of common stock at an exercise price of $2.60 per share, subject to antidilution adjustments, in connection with the Company's private placement of units in October 1993. The Company issued a five-year warrant to purchase 235,250 shares of common stock at an exercise price of $1.70 per share in connection with a private placement of common stock in May 1995. In addition, five-year warrants to purchase an aggregate of 247,312 shares of common stock at exercise prices ranging from $1.94 to $2.13 per share were issued to two equipment financing companies during 1995. In October 1996, the Company issued a five year warrant to purchase 375,123 shares of common stock at an exercise price of $1.32 per share to a patent law firm, in exchange for legal services. In October 1996, the Company also issued a five year warrant to purchase 100,000 shares of common stock at an exercise price of $1.50 per share in connection with the Convertible Debentures issued in September 1996. Warrants to purchase 7.8 million and 12.2 million shares of common stock at exercise prices of $.001 and $.55 per share, respectively, were also issued in connection with the Convertible Notes.

       Stock Benefit Plans

         The Company's 1991 Stock Plan (the "Plan") provides for the sale of stock and the grant of stock options to employees, directors, consultants and advisors of the Company. Options may be designated as incentive stock options or non-statutory stock options; however, incentive stock options may be granted only to employees of the Company. Options under the Plan have a term of up to ten years and must be granted at not less than the fair market value (85% of fair market value for non-statutory options) on the date of grant. Common stock sold and options granted pursuant to the Plan generally vest over a period of four to five years. Information with respect to the Company's 1991 Stock Plan is as follows:


                                                                              Shares under
                                                                                 option           Price
                                                                              ------------       -------
Balance at December 31, 1993...............................................     1,367,116      $ .50-15.75
     Granted...............................................................       417,950        4.88-8.75
     Exercised.............................................................        (3,306)        .50-7.25
     Cancelled.............................................................       (34,537)       .50-12.00
                                                                              ------------     -----------
Balance at December 31, 1994...............................................     1,747,223        .50-15.75
     Granted...............................................................     1,988,035        1.75-6.25
     Exercised.............................................................        (7,324)             .50
     Cancelled.............................................................    (1,839,092)        .50-9.88
                                                                              ------------      ----------
Balance at December 31, 1995...............................................     1,888,842        .50-15.75
     Granted...............................................................       136,773         .41-2.63
     Exercised.............................................................       (78,821)        .50-2.25
     Cancelled.............................................................      (297,492)       .50-15.75
                                                                              ------------     -----------
Balance at December 31, 1996...............................................    1,649,302       $  .41-7.44
                                                                              ============     ===========

         In April 1995, the Stock Plan Committee of the Board of Directors approved a program whereby employees (including executive officers) of the Company and certain other option holders could exchange their unexercised options ("Old Options") on a one-for-one basis for new options ("New Options") priced at the market value on April 20, 1995. The New Options have the same vesting schedule and contractual terms as the Old Options. However, the New Options held by employees (excluding executive officers) and certain other holders were not exercisable until April 20, 1996 and the New Options held by executive officers of the Company are not exercisable until April 20, 1997 unless the holder is involuntarily terminated without cause prior to such date. An aggregate of 1,581,330 options with an average exercise price of approximately $7.84 per share were exchanged for New Options with an exercise price of $2.25 per share on April 20, 1995. All of the replacement options are included in options granted and canceled in the above summary of stock option activity.

         At December 31, 1996, options to purchase approximately 1,248,000 shares of common stock were exercisable at a weighted average price of approximately $2.81 per share and approximately 669,000 shares of common stock were available for grant or sale under the Plan. An aggregate of approximately 18,259,930 shares of common stock were reserved for the conversion of preferred stock and the exercise of outstanding options and warrants at December 31, 1996.

         Adjusted pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black Scholes" method for option pricing with the following weighted-average assumptions for both 1995 and 1996: volatility factors of the expected market value of the Company's common stock of .7 and .8, respectively; risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the option of five years.

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information follows:

                                                     Year ended      Year ended
                                                    December 31,    December 31,
                                                       1996              1995
                                                      ------            -----

     Adjusted pro forma net loss.................. $ (14,280,253) $ (28,027,475)
     Adjusted pro forma loss per share  .......... $        (.48) $       (1.44)


         The results above are not likely to be representative of the effects of applying FAS123 on reported net income or loss for future years as these amounts reflect the expense for only one or two years vesting.

         The weighted-average exercise price of options granted, exercised and cancelled during the year were $1.77, $2.14, and $2.23, respectively. The weighted-average grant-date fair value of the options granted during the year was $0.85. Following is a further breakdown of the options outstanding as of December 31, 1996.


                                                                                                                   Weighted
                                                                                                                    Average
                                                 Weighted              Weighted                                    exercise
                                                  Average               Average                                    price of
        Range               Options              remaining             Exercise               Options               options
      of Prices           Outstanding          life in years             Price              exercisable           exercisable
      ---------           -----------          -------------           --------             -----------           -----------
$0.41 - $1.69                 54,878                6.37               $  0.61                26,978             $  0.50

$1.75 - $2.63              1,525,674                7.39                  2.21             1,158,883                2.22

$3.00 - $7.44                 68,750                6.58                  7.34                62,472                7.41
                    ---------------------------------------------------------------------------------------------------------------
                           1,649,302                7.30               $  2.33             1,248,133             $  2.45
                    ===============================================================================================================


9.  Research, Development and Licensing Arrangements

         The Company entered into collaborative research and development agreements with The Procter & Gamble Company ("P&G") and the Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("WyethAyerst") during 1991 and 1992, respectively. The agreements generally provided for the Company to receive research funding for the discovery and development of specified Anticode products. The Wyeth-Ayerst collaboration ended in August 1994 and the P&G collaboration, as extended and modified, ended in September 1995. The Company received research payments of $3 million during 1994, pursuant to the P&G and Wyeth-Ayerst agreements. Collaborative revenues of $1.1 million and $3.1 million were recognized under these contracts during 1995 and 1994, respectively, which amounts approximate costs incurred on the programs.

         In addition to the aforementioned arrangements, the Company has entered into various license, royalty and sponsored research agreements which provide the Company with rights to develop and market products covered under the agreements. In connection with certain license agreements entered into with a director of the Company and two other stockholders, the Company incurred royalty expense of $100,000, $100,000, and $75,000 in 1996, 1995, and 1994,
respectively, and is committed to pay minimum royalties of $100,000 annually until expiration of the related patents.

10.  Income Taxes

         Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are shown below. A valuation allowance of $32,508,000 has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

                                                                            December 31,
                                                                     -------------------------
                                                                      1996                1995
                                                                     ------               ----
     Deferred tax assets:
       Capitalized research expenses........................   $    2,663,000       $   2,231,000
       Net operating loss carryforwards.....................       22,177,000          19,490,000
       Research and development credits.....................        3,248,000           2,920,000
       Purchased technology and license fees................        4,523,000           4,519,000
       Other, net...........................................        1,108,000             116,000
                                                               --------------       -------------
       Total deferred tax assets............................       33,719,000          29,276,000
       Valuation allowance for deferred tax assets..........      (32,508,000)        (28,305,000)
                                                               --------------       -------------
                                                                    1,211,000             971,000
     Deferred tax liabilities:
       Patent expenses......................................       (1,211,000)           (971,000)
                                                               --------------       -------------
       Net deferred tax assets..............................   $          ---       $         ---
                                                               ==============       =============


         At December 31, 1996, the Company has federal and California net operating loss carryforwards of approximately $61,731,000 and $9,525,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. The California tax loss carryforwards began expiring in 1996 and will continue to expire unless previously utilized. (Approximately $277,000 of the California tax loss expired in 1996.) The Company also has federal and California research and development tax credit carryforwards of $2,585,000 and $1,019,000, respectively, which will begin expiring in 2003 unless previously utilized.

         Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993 and 1996. Because of the decrease in value of the Company's stock, the ownership change which occurred in 1996 will have a material impact on the utilization of these carryforwards.

11.  Employee Savings Plan

         The Company began a 401(k) program in 1994 which allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made.

12.  Gain on Sale of Technology

         In December 1996, the Company sold the rights to two development-stage dermatological products for cash of $373,261.

13.  Contingencies

         On February 5, 1997, Equity-Linked Investors, L.P. and Equity-Linked Investors-II (collectively, the "Plaintiffs") who, as a group, beneficially own more than five percent of the outstanding shares of the Common Stock of the Company as Series A preferred stockholders, filed Suit (the "Suit") in the Delaware Court of Chancery (the "Court") against the Company, each of the Company's directors and the Aries Funds. Through the Suit, the Plaintiffs are seeking to enjoin the transactions described in footnote 8 under the caption "Subsequent Event" (the "Transactions"), damages, attorney fees, and such other and further relief as the Court may deem just and proper. The Suit alleges that the Board of Directors of the Company breached fiduciary duties by failing to consider financing alternatives to the Transactions and further alleges that the Transactions were not in the best interests of the stockholders. Additionally, the Suit alleges that the Aries Funds aided and abetted such breach of fiduciary duty through their participation in the Transactions. On March 4 and 5, 1997, a trial was held before the Court. The Court has established a briefing schedule and set a hearing for post-trial arguments on April 1, 1997.

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to environmental compliance regarding an incident of soil and groundwater contamination (the "Spill") by small quantities of certain chemicals. The Company believes, based upon information known to date, that the Spill is relatively minor and will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Genta Jago Technologies B.V.

         We have audited the accompanying balance sheets of Genta Jago Technologies B.V. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and for the period December 15, 1992 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genta Jago Technologies B.V. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period December 15, 1992
(inception) through December 31, 1996 in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and requires substantial sources of financing to fund its operations through 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan as to this matter are also described in Note 1. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP

San Diego, California
February 28, 1997

                          GENTA JAGO TECHNOLOGIES B.V.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                         DECEMBER 31,
                                                                        -----------------------------------------
                                ASSETS                                         1996                  1995
                                                                        -------------------    ------------------

Current assets:
   Cash and cash equivalents.................................                      $36,092              $245,172
   Receivables under collaboration agreements................                      903,838                     -
   Advance contract payments to related parties..............                            -             1,538,594
   Other current assets......................................                      105,934                     -
                                                                        -------------------    ------------------
Total current assets.........................................                    1,045,864             1,783,766
Property and equipment, net..................................                        4,900                 7,500
Other assets.................................................                        6,651                 4,492
                                                                        ===================    ==================
                                                                                $1,057,415            $1,795,758
                                                                        ===================    ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)

Current liabilities:
   Accounts payable and accrued expenses ....................                     $571,539              $247,354
   Payable to related parties................................                    2,481,452               794,838
   Deferred contract revenue.................................                            -               317,555
                                                                        -------------------    ------------------
Total current liabilities....................................                    3,052,991             1,359,747
Notes payable to related party...............................                   15,287,099            13,787,099
Stockholders' equity (net capital deficiency):
   Common Stock, 14,700 shares authorized, 10,000 shares issued
      and outstanding at stated value........................                      512,000               512,000
   Additional paid-in capital................................                    3,741,950             3,741,950
   Deficit accumulated during the development stage..........                 (21,536,625)          (17,605,038)
                                                                        -------------------    ------------------
Net capital deficiency.......................................                 (17,282,675)          (13,351,088)
                                                                        ===================    ==================
                                                                                $1,057,415            $1,795,758
                                                                        ===================    ==================


                             See accompanying notes

                          Genta Jago Technologies B.V.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                              Cumulative from
                                                                 Years ended December 31.                           inception
                                                      -----------------------------------------------        (December 15, 1992)
                                                        1996               1995                1994           to December 31, 1996
                                                      -------------   ----------------    ---------------    ----------------------
Revenues:
   Collaborative research
      and development............................         $5,477,059        $2,968,463         $5,284,602        $15,406,378

Cost and expenses:
   Research and development,
      including contractual amounts to
      related parties of $7,040,438, $9,318,460,
      and $12,456,985, and $35,629,158 in 1996,
      1995, 1994 and the period from inception
      (December 15, 1992) to December 31, 1996,
      respectively...............................          8,091,465          9,866,038         13,046,365         38,263,584
   General and and administrative................            361,920            470,081            291,782          1,385,383
                                                       ---------------   ----------------    ---------------    ---------------
                                                           8,453,385         10,336,119         13,338,147         39,648,967
                                                       --------------   ----------------    ---------------     --------------
Loss from operations............................          (2,976,326)        (7,367,656)        (8,053,545)       (24,242,589)
Other income (expense):
   Gain on waiver of debt in exchange for return
      of license rights to related party                           -          4,703,352                  -          4,703,352
Interest income.................................               5,814              2,620              8,215             19,546
Interest expense................................            (961,075)          (749,808)          (306,051)        (2,016,934)
                                                     ----------------   ----------------    ---------------     --------------
                                                            (955,261)          3,956,164          (297,836)          2,705,964
                                                     ----------------   ----------------    ---------------     --------------
Net loss........................................         $(3,931,587)       $(3,411,492)       $(8,351,381)      $(21,536,625)
                                                     ================   ================    ===============     ==============

                             See accompanying notes

                          GENTA JAGO TECHNOLOGIES B.V.
                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
         PERIOD FROM INCEPTION (DECEMBER 15, 1992) TO DECEMBER 31, 1996


                                            COMMON                              DEFICIT          STOCKHOLDERS'
                                             STOCK            ADDITIONAL       ACCUMULATED         EQUITY
                                      --------------------    PAID-IN           DURING THE       (NET CAPITAL
                                        SHARES    AMOUNT      CAPITAL       DEVELOPMENT STAGE    DEFICIENCY)
                                      ---------- ---------   -----------   ------------------   -------------
Issuance of common stock at
 $51.20 per share for cash ....       2,940     $150,528     $      --      $        --           $150,528
Capital contributions in excess
 of stated value ..............          --           --         12,882               --            12,882
                                    -------     --------     ----------     ------------      ------------
Balance at December 31, 1992 ..       2,940      150,528         12,882               --           163,410
Issuance of common stock at
 $51.20 per share for cash .....      7,060      361,472             --               --           361,472
Capital contributions in excess
of stated value ...............          --           --      3,729,068               --         3,729,068
Net loss ......................          --           --             --       (5,842,165)       (5,842,165)
                                     ------     --------     ----------     ------------      ------------
Balance at December 31, 1993 ..      10,000      512,000      3,741,950       (5,842,165)       (1,588,215)
Net loss ......................          --           --             --       (8,351,381)       (8,351,381)
                                     ------     --------     ----------     ------------      ------------
Balance at December 31, 1994 ..      10,000      512,000      3,741,950      (14,193,546)       (9,939,596)
Net loss ......................          --           --             --       (3,411,492)       (3,411,492)
                                     ------     --------     ----------     ------------      ------------
Balance at December 31, 1995 ..      10,000      512,000      3,741,950      (17,605,038)      (13,351,088)
Net loss ......................          --           --             --       (3,931,587)       (3,931,587)
                                     ------     --------     ----------     ------------      ------------

Balance at December 31, 1996 ..      10,000     $512,000     $3,741,950     $(21,536,625)     $(17,282,675)
                                     ======     ========     ==========     ============      ============


                             See accompanying notes.

                          GENTA JAGO TECHNOLOGIES B.V.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                          CUMULATIVE FROM
                                                                                                             INCEPTION
                                          YEARS ENDED  DECEMBER 31,                                      (DECEMBER 15, 1992)
                                          ------------------------------------- --------------------
                                               1996                1995                 1994           TO DECEMBER 31, 1996
                                          ---------------   -------------------   -----------------    ----------------------
OPERATING ACTIVITIES
Net loss                                    $(3,931,587)          $(3,411,492)        $(8,351,381)             $(21,536,625)
Items reflected in net loss not
requiring cash:
   Depreciation and amortization                   2,600                 2,600               3,451                    13,168
   Technology license fee                                                                                            192,580
                                                       -                     -                   -
   Gain on waiver of debt in exchange
     for return of license rights to
     related party                                     -            (4,703,352)                  -                (4,703,352)
   Changes in operating assets and liabilities:
      Advance contract payments
         to related parties                    1,538,594               435,276           1,016,053
                                                                                                                           -
      Receivables under collaboration
         agreements                            (903,838)                     -                   -                  (903,838)
      Other current assets                     (105,934)                68,440             (56,770)                 (105,934)
      Accounts payable and accrued expenses     324,185                112,227              20,112                   571,539
      Payable to related parties               1,686,614               277,479             267,085                 2,481,452
      Deferred contract revenue                (317,555)           (1,071,863)           1,065,672
                                          ---------------   -------------------   -----------------    ----------------------
Net cash used in operating activities        (1,706,921)           (8,290,685)         (6,035,778)              (23,991,010)
INVESTING ACTIVITIES
Purchase of property and equipment and
other                                            (2,159)               (4,492)                   -                  (24,719)
                                          ---------------   -------------------   -----------------    ----------------------
Net cash used in investing activities            (2,159)               (4,492)                   -                  (24,719)

FINANCING ACTIVITIES
Proceeds from issuance of common stock
   and capital contributions                           -                     -                   -
Proceeds from notes payable to related         1,500,000             8,415,407           6,688,756                20,590,643
party
Repayment of notes payable to related
party                                                  -                     -           (600,192)                 (600,192)
                                          ---------------   -------------------   -----------------    ----------------------
Net cash provided by financing activities      1,500,000             8,415,407           6,088,564                24,051,821
                                          ---------------   -------------------   -----------------    ----------------------
Increase (decrease) in cash and
   cash equivalents                            (209,080)               120,230              52,786                    36,092
Cash and cash equivalents at
   beginning of period                           245,172               124,942              72,156                         -
                                          ---------------   -------------------   -----------------    ----------------------
Cash and cash equivalents at end
   of period                                     $36,092              $245,172            $124,942                   $36,092
                                          ===============   ===================   =================    ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid                          $           -        $             -            $299,808                  $299,808
                                          ===============   ===================   =================    ======================


                             See accompanying notes.

                          Genta Jago Technologies B.V.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.  Organization and Significant Accounting Policies

       Organization and Business

         Genta Jago Technologies B.V. ("Genta Jago") was incorporated in December 1992 under the laws of the Netherlands. Genta Jago is a joint venture owned and controlled 50% by Genta Incorporated ("Genta") and 50% by Jagotec AG ("Jagotec"), a subsidiary of Jago Holding AG which was acquired by SkyePharma in May 1996. Genta Jago was formed to develop and commercialize pharmaceuticals in six major therapeutic areas, and commenced research and development activities in January 1993. Genta Jago is managed under the direction of a Board of Managing Directors consisting of two members appointed from each of Genta and Jagotec and one outside member.

         Pursuant to terms of the joint venture arrangement, Jagotec granted Genta Jago an exclusive license to its GEOMATRIX oral controlled-release technology for the development and commercialization of approximately 25 specified products. In May 1995, Genta and Jagotec entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products (see "Expansion of Genta Jago"). With these additional products, Genta Jago now maintains the rights to develop controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology.

         Genta Jago is dependent on future funding from Genta (see Note 2, "Capital Contributions and Working Capital Agreement") and corporate partners and is considered a Development Stage Company. Genta has incurred significant operating losses since its inception and requires substantial additional sources of financing to fund its operations through 1997, conditions which raise substantial doubt about Genta's ability to continue as a going concern. In the event funding sources prove to be unavailable or inadequate to Genta, Genta's ability to provide further funding to Genta Jago could be significantly limited. In this event, Genta Jago would be dependent on collaborative funding and may have to consider the delay or curtailment of certain of its development programs.

       Revenue Recognition

         Collaborative research and development revenues are recorded as earned as research and development activities are performed under the terms of the contracts, with such revenues generally approximating costs incurred on the programs. Payments received in excess of amounts earned are deferred.

       Research and Development Expenses

         Research and development costs are expensed as incurred.

       Depreciation

         The costs of furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method.

       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Related Party Transactions

        License Agreements

         Genta Jago entered into license agreements with Jagotec and Genta in connection with the planned development and commercialization of GEOMATRIX oral controlled-release products and Anticode products, respectively. The license with Genta was terminated in 1995 in connection with Genta Jago's return of the right to develop six Anticode products to Genta. Pursuant to such agreements, Genta Jago recorded license fee expense of $620,000, $85,000, and $170,000 during the years ended December 31, 1996, 1995 and 1994, respectively, and is obligated to make future annual license fee payments of $85,000 to Jagotec through 1997.

       Research and Development and Service Agreements

         Genta Jago has contracted with Genta and Jagotec to conduct research and development and provide certain other services. Under terms of such agreements, Genta Jago generally is required to reimburse the parties for their respective costs incurred plus a specified mark-up. Payments for research and development services are generally made in advance and are refundable if the services are not performed. For the years ended December 31, 1996, 1995 and 1994, Genta Jago incurred expenditures of $7 million, $9.2 million, and $12.3 million, respectively, pursuant to such research and development and service agreements.

       Capital Contributions and Working Capital Agreement

         In connection with the formation of the joint venture, Genta was required to make an initial capital contribution of $4 million to Genta Jago. In addition, Genta Jago entered into a working capital agreement with Genta which expires in October 1998. Pursuant to this agreement, Genta is required to make working capital loans to Genta Jago up to a mutually agreed upon maximum principal amount, which amount is established by the parties on a periodic basis. As of December 31, 1996, Genta had advanced working capital loans of approximately $15.3 million to Genta Jago, net of principal repayments and the loan credit discussed below. Such loans bear interest at rates per annum ranging from 5.81% to 7.5%, and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago and specified cash balances are maintained by Genta Jago.

       Expansion of Genta Jago

         In May 1995, Genta and Jagotec entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products (the "Additional Products"). With these Additional Products, Genta Jago now maintains the rights to develop controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology. Under the agreement, Genta Jago also acquired certain manufacturing rights with respect to such products. In connection with the expansion of Genta Jago, the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX oral-controlled release products. As a result, Genta Jago returned to Genta the right to develop six Anticode products licensed from Genta in connection with the formation of Genta Jago in 1992. In connection with the return of the Anticode license rights to Genta in May 1995, Genta Jago's note payable to Genta was credited with a principal reduction of approximately $4.4 million and accrued interest payable to Genta was reduced by approximately $300,000. Genta Jago recorded the loan credit and related accrued interest as a gain on waiver of debt in exchange for return of license rights to related party.

         To obtain the rights to the Additional Products and the manufacturing rights in May 1995, Genta applied $5 million in option and related fees paid to Jagotec and its affiliates, of which $3.85 million was paid during 1994 and $1.15 million was paid in the first quarter of 1995. Genta also issued an additional 1.24 million unregistered shares of Genta's common stock to an affiliate of Jagotec in May 1995. Genta Jago is required to pay certain additional fees to Jagotec upon Genta Jago's receipt of revenues from third parties, and pay manufacturing royalties to Jagotec.

3.  Collaborative Research and Development Agreements

         In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Genta Jago received $2.2 million, $1.9 million, and $4.9 million of funding in 1996, 1995 and 1994, respectively, pursuant to the agreement. Collaborative revenues of $2.8 million, $3 million, and $4.2 million were recognized under the agreement during the years ended December 31, 1996, 1995 and 1994, respectively. Effective October 1996, Gensia and SkyePharma reached an agreement whereby Brightstone was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

         In March 1996, Genta Jago entered into a collaborative licensing and development agreement with Apothecon. Under the terms of the agreement, Apothecon will provide funding to Genta Jago up to a specified maximum amount for the formulation, development and clinical testing of a GEOMATRIX controlled-release formulation of Q-CR ketoprofen (Oruvail(R)), subject to certain early termination rights. The agreement also provides for Genta Jago to receive potential milestone payments and royalties on product sales. Terms of the agreement provide Apothecon exclusive rights to market and distribute the products on a worldwide basis. During 1996, Genta Jago recorded revenue and received $1.1 million in funding under the arrangement and recognized $1.3 million of collaborative revenue.

         In October 1996, Genta Jago entered into five collaborative licensing and development agreements with Krypton, whereby Genta Jago would sublicense to Krypton, rights to develop and commercialize potentially bioequivalent GEOMATRIX(R) versions of five currently marketed products, as well as another agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. During 1996, Genta Jago received funding of $1 million under the collaborative agreements and recognized $1 million of collaborative revenue.

4.  Income Taxes

         Significant components of Genta Jago's deferred tax assets as of December 31, 1996 are shown below. A valuation allowance of $2,154,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.


                                                                                             December 31,
                                                                                             ------------
Deferred tax assets:                                                                   1996              1995
                                                                                       ----              ----

         Net operating loss carryforwards                                             $ 2,154,000       $1,761,000

         Valuation allowance for deferred tax assets                                  (2,154,000)       (1,761,000)
                                                                                    -------------      ------------

         Net deferred tax assets                                                   $      ---         $      ---
                                                                                   ==============     ==============



         At December 31, 1996, Genta Jago has foreign net operating loss carryforwards of approximately $21,537,000. The foreign tax loss carryforwards will begin expiring in 2000, unless previously utilized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         (a) The sections labeled "Proposal Two -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement are incorporated herein by reference.

         (b) Information concerning the Company's Executive Officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation

         The section labeled "Compensation of Executive Officers and Directors" appearing in the Company's Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The  section  labeled  "Stock   Ownership  of  Management  and  Certain
Beneficial Owners" appearing in the Company's Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The section labeled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1)  Financial statements

     Reference is made to the Index to Financial Statements under Item 8 of this report on Form 10-K.

          (2) All schedules are omitted because they are not required, are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

          (3)  Reference is made to Paragraph (c) below for Exhibits required by
               Item 601 of Regulation S-K, including management contracts and compensatory plans and arrangements.

     (b) Reports on Form 8-K. During the fourth quarter of 1996, the Company filed the following report on Form 8-K: On October 8, 1996, the Company filed a report on Form 8-K to disclose the resignation of James C. Blair, Ph.D. as a Director and as Vice Chairman of the Board of Directors of the Company.

     (c) Exhibits required by Item 601 of Regulation S-K with each management contract, compensatory plan or arrangement required to be filed identified.

 Exhibit
 Number        Description of Document
 ------        -----------------------

3(i).1(1)      Restated   Certificate  of   Incorporation   as  amended  by  the
               Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock as amended by the Certificate of the Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock.

3(i).2(18)     Certificate  of  Designations  of Series D Convertible  Preferred
               Stock of the Company.

3(ii).1(2)     By-laws of the Company.

    4.1(5)     Specimen Common Stock Certificate.

    4.2(4)     Specimen Series A Convertible Preferred Stock Certificate.

    4.3(4)     Specimen Warrant.

    4.4(4) Form of Unit Purchase Agreement dated as of September 23, 1993 by and between the Company and the Purchasers of the Series A Convertible Preferred Stock and Warrants.

   4.5(11) Form of Rights Agreement dated as of December 16, 1993 between Genta Incorporated and First Interstate Bank of California, which includes as Exhibit A the form of Certificate of Designations, Rights and Preferences of Series F Participating Preferred Stock.

    4.6(8) Form of Regulation S Subscription Agreement entered into between the Company and certain purchasers of the Series B Convertible Preferred Stock.

    4.7(1) Form of Securities Subscription Agreement entered into between the Company and certain purchasers of the Series C Convertible Preferred Stock.

    4.8(1) Common Stock Purchase Warrant dated December 14, 1995 between the Company and Lease Management Services, Inc.

   4.9(17) Warrant for the Purchase of 213,415 Shares of Common Stock issued to Lyon & Lyon in October 1996.

  4.10(17) Warrant for the Purchase of 100,000 Shares of Common Stock issued to Michael Arnouse in October 1996.

10.1(3)(6)(6) Amended and Restated 1991 Stock Plan of Genta Incorporated.

   10.2(5) Master Lease Agreement No. 10300 dated as of May 4, 1989 between the Company and Lease Management Services, Inc. and Master Lease Agreement No. 10428 dated as of August 15, 1991 between the Company and Lease Management Services, Inc.

  10.3(5) Standard Industrial Lease dated October 24, 1988, as amended, between the Company and General Atomics.

  10.4(5) Revised and Restated Lease dated as of March 1, 1990 between JBL Scientific, Inc. and Granada Associates.

 10.5(5)(6)    Employment  Agreement dated February 20, 1991 between the Company and Dr. Robert E. Klem.

 10.6(5)(6)    Employment  Agreement dated February 20, 1991 between the Company and Dr. Lauren R. Brown.

 10.7(5)(6)    Form  of  Indemnification  Agreement  entered  into  between  the
               Company and its directors and officers.

 10.8(5) Preferred Stock Purchase Agreement dated September 30, 1991 and Amendment Agreement dated October 2, 1991.

10.9(5)(6)     Consulting  Agreement  dated February 2, 1989 between the Company and Dr. Paul O.P. Ts'o.

10.10(5)(7)    Development,  License and Supply Agreement dated February 2, 1989 between the Company and Gen-Probe Incorporated.

10.12(5)(7)    License  Agreement dated February 2, 1989 among the Company,  Dr.
               Ts'o, Dr. Miller and Mr. Finch.

10.13(5)(7)    License  Agreement dated May 15, 1990 between the Company and The
               Johns Hopkins University.

10.19(6)(1)    Promissory  Note dated March 7, 1996  between the Company and Dr.
               Donald Picker.

10.21(7)(9)    Common Stock  Transfer  Agreement  dated as of December 15, 1992, between the Company and Dr. Jacques Gonella.

10.32(9) Consulting Agreement dated as of December 15, 1992, between the Company and Dr. Jacques Gonella.

10.36(7)(9)    Common Stock  Transfer  Agreement  dated as of December 15, 1992, between the Company and Jagotec AG.

10.37(7)(9)    Collaboration  Agreement  dated as of January 22,  1993,  between
               Jobewol  Investments  B.V. (now known as Genta Jago  Technologies
               B.V.) and Gensia, Inc.

 10.46(10)     Form of  Purchase  Agreement  between  the  Company  and  certain purchasers of Common Stock.

 10.47(10)     Common  Stock  Purchase  Warrant  dated May 8, 1995  between  the
               Company and Index Securities S.A.

10.48(7)(12)   Restated Joint Venture and Shareholders Agreement dated as of May
               12, 1995 between the  Company,  Jagotec AG, Jago Holding AG, Jago
               Pharma AG and Genta Jago Technologies B.V.

10.50(7)(12)   Limited  Liability  Company  Agreement of Genta Jago Delaware LLC
               dated as of May 12,  1995  between  GPM  Generic  Pharmaceuticals
               Manufacturing Inc. and the Company.

10.51(7)(12)   Restated Transfer Restriction  Agreement dated as of May 12, 1995 between the Company and Jagotec AG.

10.52(7)(12)   Transfer  Restriction  Agreement dated as of May 12, 1995 between the Company, GPM Generic  Pharmaceuticals  Manufacturing Inc. and
               Jago Holding AG.

 10.53(7)(12)  Common Stock Transfer  Agreement dated as of May 30, 1995 between the Company and Jago Finance Limited.

 10.54(7)(12)  Stockholders'  Agreement  dated as of May 30,  1995  between  the
               Company,  Jagotec  AG,  Dr.  Jacques  Gonella  and  Jago  Finance
               Limited.

 10.55(7)(12)  Restated Geomatrix Research and Development Agreement dated as of
               May 12, 1995 between Jago Pharma AG, the Company, Genta Jago Delaware, L.L.C. and Genta Jago Technologies B.V.

 10.56(7)(12)  Restated Services Agreement dated as of May 12, 1995 between Jago
               Pharma AG, the Company, Genta Jago Delaware, L.L.C. and Genta Jago Technologies B.V.

 10.57(7)(12)  Restated  Working Capital  Agreement dated as of May 12, 1995 and
               Amendment No. 1 to Restated Working Capital Agreement dated as of July 11, 1995 between the Company and Genta Jago Technologies B.V.

 10.58(7)(12)  Restated  Promissory  Note dated as of  January  1, 1994  between
               Genta Jago Technologies B.V. and the Company.

 10.59(7)(12)  Restated  License  Agreement  dated  as of May 12,  1995  between
               Jagotec AG and the Company.

 10.61(7)(12)  Restated  Geomatrix  License  Agreement  dated as of May 12, 1995 between Jagotec AG and Genta Jago Technologies B.V.

 10.62(7)(12)  Geomatrix  Manufacturing  License  Agreement  dated as of May 12,
               1995 between Jagotec AG and Genta Jago Technologies B.V.

 10.63(7)(12)  Restated  Geomatrix  Supply  Agreement  dated as of May 12,  1995 between Jago Pharma AG and Genta Jago Technologies B.V.

 10.65(13)     Form of Regulation S Subscription  Agreement entered into between the Company and certain  purchasers  of the Series B  Convertible
               Preferred Stock.

  10.66(1) Promissory Note dated November 8, 1995 between the Company and Domain Partners, L.P.

  10.67(1) Promissory Note dated November 8, 1995 between the Company and Domain Partners II, L.P.

  10.68(1) Promissory Note dated November 8, 1995 between the Company and Institutional Venture Partners, IV.

 10.69(14)     Amendment to Promissory Note effective March 22, 1996 between the
               Company and Institutional Venture Partners, IV.

 10.70(14)     Amendment to Promissory Note effective March 22, 1996 between the
               Company and Domain Partners, L.P.

 10.71(14)     Amendment to Promissory Note effective March 22, 1996 between the
               Company and Domain Partners II, L.P.

 10.72(15)     Amendments  to the  Series C  Securities  Subscription  Agreement
               dated April 23, 1996.

 10.73(16)     Form of Regulation S Securities  Subscription  Agreement  entered into  between  the  Company  and  certain  purchasers  of  the 4%
               Convertible Debentures, Due August 1, 1997.

 10.74(16)     Form of 4% Convertible Debenture Due August 1, 1997.

 10.75(19)     Note and Warrant Purchase Agreement dated as of January 28, 1997, by and among the Company,  The Aries Fund, A Cayman  Island Trust
               (the   "Trust")  and  The  Aries   Domestic   Fund,   L.P.   (the
               "Partnership").

 10.76(19)     Letter dated January 28, 1997 from Genta Incorporated.

 10.77(19)     Senior  Secured  Convertible  Bridge  Note of the  Company  dated
               January 28, 1997 for $1,050,000.

 10.78(19)     Senior  Secured  Convertible  Bridge  Note of the  Company  dated
               January 28, 1997 for $1,950,000.

 10.79(19)     Class  A  Bridge  Warrant  of the  Company  for the  purchase  of
               2,730,000 shares of Common Stock.

 10.80(19)     Class  A  Bridge  Warrant  of the  Company  for the  purchase  of
               5,070,000 shares of Common Stock.

 10.81(19)     Class  B  Bridge  Warrant  of the  Company  for the  purchase  of
               4,270,000 shares of Common Stock.

 10.82(19)     Class  B  Bridge  Warrant  of the  Company  for the  purchase  of
               7,930,000 shares of Common Stock.

 10.83(19)     Security  Agreement  dated as of January  28,  1997  between  the
               Company and Paramount Capital, Inc.

 10.84(19)     Letter  Agreement  dated  January  28,  1997  among the  Company,
               Paramount Capital, Inc., the Partnership and the Trust.

 10.85(19)     Amendment No. 1 dated as of January 28, 1997 to Rights Agreement,
               dated  as  of  December  16,   1997,   between  the  Company  and
               ChaseMellon Shareholder Services L.L.C.

10.86(20)(6)   Executive  Compensation  Agreement  dated as of  January  1, 1996 between the Company and Howard Sampson.

 10.87(20)     Collaboration  Agreement  dated  December  26,  1995  between the
               Company and Johnson & Johnson Consumer Products, Inc.

 10.88(20)     Assignment   Agreement   (of   Gensia   Inc.'s   rights   in  the
               Collaboration Agreement between Genta Jago and Gensia, Inc., dated January 23, 1993) to Brightstone Pharma, Inc., dated
               October 1, 1996 among Gensia, Inc., Genta Jago Technologies B.V.,
               Brightstone Pharma, Inc., and SkyePharma PLC.

 22.1(20)      Subsidiaries of the Registrant.

 23.1(20)      Consent of Ernst & Young LLP, Independent Auditors.

 24.1          Power of Attorney. (See page 65)

(1) Incorporated herein by reference to the exhibits of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635.

(2) Exhibit 3(ii).1 is incorporated herein by reference to the Exhibit of the same number contained in Post- Effective Amendment No. 1 to the Company's Registration Statement on Form S-3, Registration No. 33-72130.

(3)      Exhibit 10.1 is incorporated herein by reference to Exhibit 10.1 to the
         Company's   Registration   Statement  on  Form  S-8,  Registration  No.
         33-85887.

(4) Exhibits 4.2, 4.3, and 4.4 are incorporated by reference to Exhibits of the same number to the Company's Report on Form 8-K dated as of September 24, 1993, Commission File No. 0-19635.

(5) Incorporated herein by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1, Registration No. 33-43642.

(6)      Indicates management contract, compensatory plan or arrangement.

(7) The Company has been granted confidential treatment of certain portions of this exhibit.

(8) Exhibit 4.6 is incorporated by reference to Exhibit 10.65 to the Company's Report on Form 8-K dated as of December 29, 1995, Commission File No. 0-19635.

(9)      Incorporated  by  reference  to the  exhibits of the same number to the
         Company's   Registration   Statement  on  Form  S-3,  Registration  No.
         33-58362.

(10) Incorporated by reference to the exhibits of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-19635.

(11) Incorporated by reference to Exhibit 5.1 to the Company's Report on Form 8-K dated as of December 16, 1993, Commission File No. 0-19635.

(12) Incorporated by reference to the exhibits of the same number to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, Commission File No. 0-19635.

(13) Incorporated herein by reference to the exhibit of the same number to the Company's Report on Form 8-K dated as of December 29, 1995.

(14) Incorporated herein by reference to exhibits 10.1, 10.2 and 10.3, respectively, to the Company's Registration Statement on Form S-3 (Registration No. 333-3846)

(15)     Incorporated  herein by  reference  to  Exhibit  10.1 to the  Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-19635.

(16) Exhibits 10.73 and 10.74 are incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company's Report on Form 8-K dated as of September 17, 1996, Commission File No. 0-19635.

(17)     Exhibits 4.9 and 4.10 are incorporated  herein by reference to Exhibits
         4.1 and 4.2 respectively to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 0-19635.

(18) Exhibit 3(i).2 is incorporated by reference to Exhibit 3(i) to the Company's Report on Form 8-K dated as of January 28, 1997, Commission File No. 0-19635.

(19)     Exhibits 10.75, 10.76, 10.77, 10.78, 10.79, 10.80, 10.81, 10.82, 10.83,
         10.84 and 10.85 are incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11
         respectively to the Company's Report on Form 8-K dated as of January 28, 1997, Commission File No.
         0-19635.

(20)     Filed herewith.

         (d) See (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 1997.

                                                   Genta Incorporated

                                                   By /s/Thomas H. Adams
                                                      ------------------
                                                      Thomas H. Adams, Ph.D.
                                                      Chairman and Chief
                                                        Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas H. Adams, his true and lawful
attorney-in-fact   and  agent,   each  with  full  power  of  substitution   and
resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                         Title                                      Date
              ---------                                         -----                                      ----

/s/ Thomas H. Adams                                Chairman and Chief Executive Officer               March 13, 1997
------------------------------------------         (Principal Executive Officer) and Director
           Thomas H. Adams

/s/ Robert E. Klem                                 Director                                           March 11, 1997
------------------------------------------
           Robert E. Klem

/s/ Paul O.P. Ts'o                                 Director                                           March 11, 1997
------------------------------------------
           Paul O.P. Ts'o

/s/ Sharon B. Webster                              Director                                           March 13, 1997
------------------------------------------
          Sharon B. Webster
