Form 10-K/A
period 1996-12-31
GENTA INCORPORATED /DE/
filed 1997-04-01
CIK 880643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K


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

                       Documents Incorporated by Reference


Designated portions of Registrant's Definitive Proxy Statement to be furnished for the Annual Meeting of the Stockholders to be held on April 4, 1997 are incorporated by reference in Part III of this Form 10-K/A.

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

         Genta Jago entered into collaborative development agreements with Gensia, Inc., Apothecon, Inc., a subsidiary of Bristol-Myers Squibb Co., and Krypton, Ltd., a subsidiary of SkyePharma, during January 1993, March 1996 and October 1996, respectively. In October 1996, SkyePharma signed a letter of intent with Gensia, Inc. and Boehringer Mannheim Corp. whereby Brightstone, SkyePharma's United States subsidiary, will assume rights to develop Procardia XL(R) in collaboration with Boehringer Mannheim. Such agreements provide funding to Genta Jago for the development and clinical testing of selected controlled-release pharmaceuticals in addition to potential milestone payments and royalties on future product sales.

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


10.89(20)(21)   Development and Marketing  Agreement effective February 28, 1996 between  Genta Jago  Technologies  B.V.,  a Dutch  company,  and
                Apothecon, Inc., a Delaware corporation.

10.90(20)(21)   License Agreement effective February 28, 1996 between Genta Jago
                Technologies  B.V.,  a Dutch  company,  and  Apothecon,  Inc., a
                Delaware corporation.

10.91(20)(21)   Option,  Development  & Sub-License  Agreement/(The  Company has
                requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies
                B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.92(20)(21)   Development and Sub-License Agreement/(The Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.93(20)(21)   Development and Sub-License Agreement/(The Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.94(20)(21)   Development  and  Sub-License  Agreement/Diclofenac  dated as of
                October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.95(20)(21)   Development  and  Sub-License  Agreement/Naproxen  dated  as  of
                October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.96(20)(21)   Development  and  Sub-License  Agreement/Verapamil  dated  as of
                October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.97(20)(21)   License Termination Agreement dated December 2, 1996 between the
                Company and Wilton Licensing AG.

10.98(20)       Contract  for  Regional Aid for  Innovation,  effective  July 1,
                1993,   between   L'Agence   Nationale  de  Valorisation  de  la
                Recherche, Genta Pharmaceuticals Europe SA and the Company.


22.1(20)        Subsidiaries of the Registrant.

23.1(20)        Consent of Ernst & Young LLP, Independent Auditors.

24.1            Power of Attorney. (See page 66)

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

(20)     Filed herewith.


(21) The Company has requested confidential treatment for certain portions of this Exhibit.


                (d) See (a)(2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                                           Genta Incorporated



                                           By /s/Thomas H. Adams
                                              ------------------
                                              Thomas H. Adams, Ph.D.
                                              Chairman, Chief Executive Officer,
                                              and Acting Chief Financial Officer

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

              Signature                                         Title                                      Date
              ---------                                         -----                                      ----


/s/ Thomas H. Adams                                Chairman and Chief Executive Officer               March  27, 1997
------------------------------------------         (Principal Executive Officer), Acting Chief
           Thomas H. Adams                          Financial Officer and Director


/s/ Robert E. Klem                                 Director                                           March  27, 1997
------------------------------------------
           Robert E. Klem

/s/ Paul O.P. Ts'o                                 Director                                           March  27, 1997
------------------------------------------
           Paul O.P. Ts'o

/s/ Sharon B. Webster                              Director                                           March  27, 1997
------------------------------------------
          Sharon B. Webster
