Form 10-Q
period 1997-03-31
GENTA INCORPORATED /DE/
filed 1997-05-15
CIK 880643

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

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

                    Yes  [X]                  No  [ ]


         As of April 30, 1997, the registrant had 4,328,062 shares of common stock outstanding.


================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at March 31, 1997
              and December 31, 1996                                           3

          Consolidated Statements of Operations for the
              Quarters Ended March 31, 1997 and 1996                          4

          Condensed Consolidated Statements of Cash Flows for the
              Quarters Ended March 31, 1997 and 1996                          5

          Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 6.  Exhibits and Reports on Form 8-K                                     20



SIGNATURES                                                                    22

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

                                     Genta Incorporated
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,                December 31,
                                           ASSETS                                        1997                       1996
                                                                                         ----                       ----
                                                                                      (Unaudited)                  (Note)
Current assets:
   Cash and cash equivalents ......................................                   $1,288,688                $532,013
   Trade accounts receivable ......................................                       683,070                 602,696
   Notes receivable from officers and employees ...................                        62,000                  62,000
   Inventories ....................................................                       957,552                 992,243
   Other current assets ...........................................                       709,450                 185,164
                                                                                       ----------               ---------
Total current assets ..............................................                     3,700,760               2,374,116
                                                                                       ----------               ---------
Property and equipment, net .......................................                     3,173,289               3,634,281
Intangibles, net ..................................................                     4,016,771               4,022,242
Other assets, net .................................................                     1,213,674               1,138,745
                                                                                      $12,104,494             $11,169,384
                                                                                      ===========             ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $2,436,852              $1,481,521
   Other accrued expenses                                                               1,446,108               2,012,125
   Deferred revenue                                                                       135,684                 193,121
   Short term notes payable                                                             3,350,000                 350,000
   Current portion of notes payable and capital lease obligations                         262,400                 291,842
                                                                                        ---------               ---------
Total current liabilities                                                               7,631,044               4,328,609
                                                                                        ---------               ---------
Capital lease obligations, less current portion                                                --                  30,652
Notes payable, less current portion                                                       979,535               1,129,388
Deficit in Joint Venture                                                                1,740,542               1,606,503
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized:
      Series A convertible  preferred  stock,  $.001 par value;  528,100  shares issued and outstanding at March 31, 1997 and December 31, 1996,
        liquidation value is $30,446,432 at March 31, 1997.                                   528                     528
      Series C convertible preferred stock, $.001 par value; 1,424 shares issued and outstanding at March 31, 1997 and December 31, 1996,
        liquidation value is $1,482,870 at March 31, 1997                                       1                       1
   Common stock, $.001 par value; 70,000,000 shares authorized;
      3,999,163 shares issued and outstanding at March 31, 1997 and
      December 31, 1996*                                                                    3,999                   3,999
   Additional paid-in capital                                                         108,248,400             108,823,555
   Accumulated deficit                                                               (110,696,266)           (108,375,407)
   Accrued dividends payable                                                            4,246,687               3,671,532
   Notes receivable from stockholders                                                     (49,976)                (49,976)
                                                                                      -----------             -----------
Total stockholders' equity                                                              1,753,373               4,074,232
                                                                                      -----------             -----------
                                                                                      $12,104,494             $11,169,384
                                                                                      ===========             ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

* Adjusted to reflect the one for ten reverse stock split of the Company's outstanding common stock which was effected on April 4, 1997.

                            See accompanying notes.

                               Genta Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Quarters Ended March 31,
                                             ------------------------
                                                1997            1996
                                                ----            ----

Revenues:
   Product sales .....................     $ 1,158,839      $ 1,245,559
   Collaborative research
     and development .................          50,000               --
                                                            -----------
                                             1,208,839        1,245,559
                                           -----------      -----------

Cost and expenses:
   Cost of products sold .............         712,226          555,392
   Research and development ..........       1,107,039        1,576,436
   Selling, general and administrative       1,459,458        1,109,077
                                           -----------      -----------
                                             3,278,723        3,240,905
                                           -----------      -----------
Loss from operations .................      (2,069,884)      (1,995,346)
Equity in net loss of joint venture ..        (303,129)      (1,207,847)
Other income (expense):
   Interest and other income .........         118,104           76,987
   Interest expense ..................         (65,950)         (94,723)
                                           -----------      -----------
                                                52,154          (17,736)
                                           -----------      -----------
Net loss .............................      (2,320,859)      (3,220,929)
Dividends on preferred stock .........        (575,155)        (677,500)
                                           -----------      -----------
Net loss applicable to
  common shares ......................     $(2,896,014)     $(3,898,429)
                                           ===========      ===========
  Net loss per common share* .........     $     (0.70)     $     (1.60)
                                           ===========      ===========
Shares used in computing net
  loss per common share* .............       3,999,163        2,479,663
                                           ===========      ===========


* Per share data has been adjusted to reflect the one for ten reverse stock split of the Company's outstanding common stock which was effected on April 4, 1997.

                            See accompanying notes.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Quarters ended March 31,
                                                           ------------------------
                                                              1997            1996
                                                              ----            ----

Operating activities
Net loss ...........................................     $(2,320,859)     $(3,220,929)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ...................         250,666          402,537
   Equity in net loss of joint venture .............         303,129        1,207,847
   Changes in operating assets and liabilities .....        (238,092)        (743,466)
                                                         -----------      -----------
Net cash used in operating activities ..............      (2,005,156)      (2,354,011)

Investing activities
Purchase of property and equipment .................          (4,449)              --
Sale of property and equipment .....................         253,337               --
Investment in and advances to joint venture ........        (169,090)        (654,007)
Deposits and other .................................        (108,020)        (101,210)
                                                         -----------      -----------
Net cash used in investing activities ..............         (28,222)        (755,217)

Financing activities
Proceeds from notes payable ........................       3,000,000          240,000
Repayments of notes payable and capital leases .....        (209,947)        (318,882)
Proceeds from issuance of preferred stock, net .....              --        8,354,458
Other ..............................................              --            7,497
                                                         -----------      -----------
Net cash provided by financing activities ..........       2,790,053        8,283,073
                                                         -----------      -----------
Increase in cash and cash equivalents ..............         756,675        5,173,845
Cash and cash equivalents at beginning of period ...         532,013          271,755
                                                         -----------      -----------
Cash and cash equivalents at end of period .........     $ 1,288,688      $ 5,445,600
                                                         ===========      ===========

Supplemental disclosures of cash flow information:
Interest paid ......................................     $    14,670      $    57,434
Supplemental schedule of noncash investing and
  financing activities:
Preferred stock dividends accrued ..................     $   575,155      $   677,500
Preferred stock issued upon conversion of short-term
   notes payable and accrued interest ..............     $        --      $ 1,044,000

                            See accompanying notes.

                               GENTA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain balances in 1996 have been reclassified to conform with the presentation in 1997.

         The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

         The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

(2)      INVENTORIES

         Inventories are comprised of the following:
                                                March 31,          December 31,
                                                 1997                  1996
                                            ------------           ------------
         Raw materials and supplies         $    300,765           $   342,875
         Work-in-process                         189,614               272,259
         Finished goods                          467,173               377,109
                                            ------------           -----------
                                            $    957,552           $   992,243
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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating basic, or primary, earnings per share, the dilutive effect of stock options will be excluded. The impact of the new standard will have no effect on the Company's net loss per share for the quarters ended March 31, 1997 and 1996.

(4)      STOCKHOLDERS' EQUITY

         In February 1997, the Company raised gross proceeds of $3 million in a private placement to the Aries Fund and the Aries Domestic Fund, L.P. (collectively the "Aries Funds"), of Senior Secured Convertible Bridge Notes (the "Convertible Notes") and warrants to purchase 2 million shares of common stock ("Bridge Warrants"). The Convertible Notes are initially convertible into 600,000 shares of Series D preferred stock, which in turn are convertible into 2 million shares of common stock. Bridge Warrants on 780,000 shares of common stock have an exercise price of $.01 per share. Bridge Warrants on 1,220,000 shares of common stock have an exercise price of $5.50 per share. Further, upon the occurrence of certain events of default, if elected by the holders, up to $300,000 principal amount of the Convertible Notes is convertible into common stock at a conversion price of $.01 per share. Each Bridge Warrant is convertible, at the option of the holder, into a new Warrant entitling such holder to purchase one share of common stock at an exercise price of $1.50 per share or, under certain circumstances, if lower than $1.50 per share, 50% of the market price of the common stock. Pursuant to the Note and Warrant Purchase Agreement dated as of January 28, 1997 between the Company and the Aries Funds (the "Note and Warrant Purchase Agreement"), the Aries Funds have the right to appoint a majority of the members of the Board of Directors of the Company; provided, however, that in the event the Company does not obtain Future Financings (as defined in the Note and Warrant Purchase Agreement) in excess of $3.5 million on or before June 30, 1977, then the Aries Funds shall have the contractual right to appoint only two directors or observers and, if at such time, more than two directors have been appointed by the Aries Funds, the additional directors shall be required to resign.

         During April 1997, 280.336 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 175,221 shares of Genta's common stock. The Conversion price was based upon 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period. Terms of the Series C Preferred Stock also provide for dividends payable in shares of the Company's common stock.

         Also during April 1997, $250,000 of the 4% Convertible Debentures (the "Convertible Debentures") and the related accrued interest were converted into 153,368 shares of Genta's common stock. The conversion price was based upon 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period. Terms of the Convertible Debentures also provide for interest payable in shares of the Company's common stock.

         At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one for ten reverse stock split of its common stock. The stockholders also approved a reduction of the Company's authorized shares of common stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. All common stock and per share amounts in the accompanying Consolidated Financial Statements have been retroactively restated to reflect the reverse stock split.

         In April 1997, the Nasdaq Listing Qualifications Panel (the "Panel") reached a determination to modify the terms of the conditional exception to the bid price and capital and surplus requirements of The Nasdaq SmallCap Market that was granted to the Company on February 7, 1997, as follows (the "Revised Exception"). First, on or before April 15, 1997, the Company must make a public filing with the Securities and Exchange Commission (the "SEC") and The Nasdaq Stock Market, Inc. ("Nasdaq") evidencing minimum capital and surplus of $2,700,000. The filing must contain a February 28, 1997 balance sheet with pro forma adjustments for any significant transactions occurring on or before the filing date. Second, on or before May 7, 1997, the Company must provide Nasdaq with an April 30, 1997 balance sheet evidencing compliance with the $1,000,000 maintenance requirement for capital and surplus. Third, on or before June 9, 1997, the Company must provide Nasdaq with a May 31, 1997 balance sheet evidencing compliance with the $1,000,000 maintenance requirement for capital and surplus. Finally, on or before July 7, 1997, the Company must make a public filing with the SEC and Nasdaq containing a June 30, 1997 balance sheet with pro forma adjustments for any significant transactions occurring on or before the filing date. The filing must evidence a minimum of $6,000,000 in capital and surplus and compliance with all requirements for continued listing. The Panel has further informed the Company that in the event the Company fails to meet any of the terms of this Revised Exception, its securities will be immediately deleted from The Nasdaq Stock Market. On April 15, 1997, the Company made a filing with the SEC and Nasdaq evidencing capital and surplus of $2,722,091 as of February 28, 1997, and on May 6, 1997, the Company provided Nasdaq with an April 30, 1997 balance sheet evidencing $1,383,984 in capital and surplus. The Company believes that it will be able to meet the terms of the Revised Exception. However, there can be no assurance that Nasdaq's capital and surplus requirements will be satisfied or that the Company will not fail to meet some other listing maintenance standard during the intervening period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, regulatory activities, establishment of a sales and marketing organization if so decided, and development activities undertaken by Genta Jago Technologies B.V. ("Genta Jago"), the Company's joint venture with Jagotec AG ("Jagotec"). From the period since its inception to March 31, 1997, the Company has incurred a cumulative net loss of $110.7 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue. See "Risk Factors".

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Risk Factors section of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

RESULTS OF OPERATIONS

         Operating revenues decreased to $1.2 million in the first quarter of 1997 compared to $1.3 million in the first quarter of 1996 due to decreased sales of specialty chemical and pharmaceutical intermediate products. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for certain products, and the Company anticipates that these sales fluctuations will continue in future periods. Collaborative research and development revenues recorded during the first quarter of 1997 represented revenues earned pursuant to the Company's agreement with Johnson & Johnson Consumer Products, Inc. which provided limited funding for preliminary feasibility studies using Genta's Anticode compounds.

         Costs and expenses increased to $3.3 million in the first quarter of 1997 compared to $3.2 million in the first quarter of 1996. Although research and development expenses have decreased from $1.6 million in the first quarter of 1996 to $1.1 million in the first quarter of 1997, selling and general and administrative expenses have increased from $1.1 million in the first quarter of 1996 to $1.5 million in the first quarter of 1997 and cost of products sold have increased from $600,000 in 1996 to $700,000 in 1997. The decrease in research and development expenses is primarily attributable to the Company's restructuring and related workforce reductions implemented in 1995 and 1996 together with the discontinuation or non-initiation of several programs. The increase in selling and general and administrative expenses is primarily attributable to the increased expenses associated with the litigation described under the heading "Legal Proceedings" in Item 1 of Part II of this Report on Form 10-Q. The increase in the cost of products sold is primarily due to an unfavorable product mix variance, cost of materials variance, volume variance and restructuring modifications related to manufacturing capabilities.

         The Company's equity in net loss of joint venture (Genta Jago) decreased to $300,000 in the first quarter of 1997 from $1.2 million in the comparable quarter of 1996. Such decrease is largely attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties and that the joint venture's development efforts are now focused exclusively on GEOMATRIX(R) based drug delivery products.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $98.3 million through March 31, 1997, including net proceeds of $2.9 million (net of expenses) raised during the first quarter of 1997. At March 31, 1997, the Company had cash and cash equivalents totaling $1.3 million compared to a total of $500,000 at December 31, 1996. The increase in cash and cash equivalents during the first quarter of 1997 is largely attributable to proceeds from the issuance of Convertible Notes in February 1997 as described under note 4 to the Consolidated Financial Statements, less cash used in the Company's operations.

         The Company anticipates that its existing capital resources, including $3 million in financing obtained from the issuance of the Convertible Notes in February 1997, will enable the Company to maintain its presently planned operations into June 1997. Management believes that a minimum of approximately $6.4 million of additional financing will be required to sustain the Company's presently-planned operations through the end of 1997 and to satisfy the Company's obligations under the Convertible Notes and the Convertible Debentures. The Company has been informed, however, that its common stock will be delisted from the Nasdaq SmallCap Market unless the Company complies with the terms of the Revised Exception (see note 4 to the Consolidated Financial
Statements). While the Company believes that it can meet the Nasdaq's requirements, there can be no assurance that the Company will be able to do so. Such delisting is likely to have a material adverse effect on the Company. The Company is actively seeking additional sources of financing and is negotiating with biotechnology and pharmaceutical companies regarding collaborative agreements and other financial arrangements. There can be no assurance, however, that any such sources of funding or collaborative agreements will be available on favorable terms, if at all. The Company has entered into a letter of intent with an investment banking firm pursuant to which such firm confirmed its interest in acting as placement agent, on a "best efforts" basis, of a private placement of preferred stock, convertible notes and warrants for proceeds of up to $7.5 million (plus an over-allotment option), subject to certain conditions. In the letter of intent, this firm agreed that, to the extent alternative financings were available at better timing, pricing and terms, the firm would waive its right to conduct the offering. If the Company is unsuccessful in raising the required funds, the Company may be required to license or sell additional assets and technology, further scale back or eliminate some or all of its development programs, further reduce its work force and spending, and take other measures in order to continue its operations. If such measures are not successfully completed, the Company may be required to discontinue its operations.

         As described under note 4 to the Consolidated Financial Statements, the Aries Funds, who provided $3 million in financing to the Company in February 1997, have the right to appoint a majority of the members of the Board of Directors of the Company. Should they determine to do so, their designees may decide to alter the business strategy, operations and/or management of the Company in a manner not contemplated in this Quarterly Report on Form 10-Q. Effective May 6, 1997, Thomas H. Adams, Ph.D., who co-founded the Company in 1989, resigned from the Board of Directors and as Chairman and Chief Executive Officer of the Company. Dr. Adams will remain as a consultant and technical advisor to the Company as Chairman Emeritus. Mr. Michael S. Weiss, Senior Managing Director of Paramount Capital, Inc., was elected to the Board of Directors of Genta as an appointee of the Aries Funds and as Interim Chairman of the Board. Mr. Weiss is also a director of AVAX Technologies, Inc., Xytronyx, Inc. and Palatin Technologies, Inc., each a publicly traded biotechnology company. In addition, the Company announced that Mr. John F. Dee and Mr. John V. Oyler will assist the Company as an interim management team during this transitional period while the Company seeks a full-time Chief Executive Officer. Both Mr. Dee and Mr. Oyler were most recently management consultants at McKinsey & Company, Inc., a multinational consulting firm and both have consulting and operational experience in healthcare and biotechnology.

         In connection with the Genta Jago joint venture formed in late 1992 and expanded in May 1995, the Company entered into a working capital agreement with Genta Jago that expires in October 1998. Pursuant to this agreement, the Company is required to make loans to Genta Jago up to a mutually agreed upon maximum commitment amount, which amount is established by the parties on a periodic basis. The Company anticipates its working capital contribution to Genta Jago for 1997 will be $300,000, as compared to $846,784 in 1996 and $7.7 million in 1995. The reduction in the Company's working capital contributions to Genta Jago is largely a result of Genta Jago's having entered into collaborative agreements with third parties. As of March 31, 1997, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. Genta Jago repaid Genta $1 million of its working capital loans in November 1996 from license fee revenues. The amount of future loans by Genta to Genta Jago will depend upon several factors including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability to provide loans, and the timing and cost of Genta Jago's preclinical studies, clinical trials and regulatory activities.

         On May 7, 1997 Jago Pharma AG ("Jago") gave Genta Jago formal notices of its assertion that Genta Jago is in breach of the Restated Geomatrix Services Agreement, the Restated Geomatrix Research and Development Agreement and the Restated Geomatrix License Agreement, stating that should the breach not be cured within the applicable cure period, Genta Jago would reserve the right to terminate the agreements in accordance with their terms. Jago also gave formal notice of default under the Restated Joint Venture and Shareholders Agreement, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to Jago. The amount claimed by Jago to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. While a termination of certain of these agreements may have a material adverse effect on the Company, the Company believes there is no basis for Jago's assertions and intends to vigorously oppose Jago's position.

         Unless the Company and/or Genta Jago successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, costs associated with the market introduction of potential products, expansion of its administrative activities, and development activities undertaken by Genta Jago. The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including:
(i) the availability of funding; (ii) the progress of the Company's research and development programs; (iii) the timing and results of preclinical testing and clinical trials; (iv) the timing and costs of obtaining regulatory approvals;
(v) the level of resources devoted to Genta Jago; (vi) the level of resources that the Company devotes to sales and marketing capabilities; (vii) technological advances; (viii) the activities of competitors; and (ix) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

RISK FACTORS

         In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

         Need for Additional Funds; Risk of Insolvency. Genta's operations to date have consumed substantial amounts of cash. The Company anticipates that its existing cash funds, including $3,000,000 in additional financing obtained in February 1997, will enable the Company to maintain its presently planned operations into June 1997. The Company's auditors included in the Annual Report on Form 10-K an emphasis paragraph in their opinion with respect to the
Company's ability to continue as a going concern. Management believes that a minimum of approximately $6.4 million of additional financing will be necessary to sustain operations through the end of 1997 and to satisfy the Company's obligations under the Convertible Notes and the Convertible Debentures. The Convertible Notes are due on the earlier of June 30, 1997 or five business days following the completion of any equity offering or series of equity offerings with gross proceeds in excess of $2,500,000. However, the Company is currently in discussions with the holders of the Convertible Notes to extend the maturity date of such Convertible Notes. There can be no assurance that the Company will be successful in extending the maturity date of the Convertible Notes. Substantial additional sources of financing will be required in order for the Company to continue its planned operations. Furthermore, Nasdaq has informed the Company that its common stock will be delisted from the Nasdaq SmallCap Market unless the Company provides Nasdaq with a May 31, 1997 balance sheet evidencing compliance with the $1,000,000 capital and surplus maintenance requirement on or before June 9, 1997 and makes a public filing with the SEC and Nasdaq by July 7, 1997 evidencing minimum capital and surplus of at least $6,000,000. See "Risk Factors -- Threat of Nasdaq Delisting" below. The Company is negotiating with biotechnology and pharmaceutical companies regarding collaborative agreements and other financing arrangements and is actively seeking additional equity or debt financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. If such funding is unavailable, the Company may be required to license or sell certain of its assets and technology, further scale back or eliminate some or all of its development programs, further reduce its work force and spending, and take other measures in order to continue its operations. If such measures are not successfully completed, the Company may be required to discontinue its operations. The Company will need to raise substantial additional funds to conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its and Genta Jago's products to market and to establish production and marketing capabilities. The Company may also need substantial additional funds to provide working capital loans to Genta Jago. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's future cash requirements will be affected by results of research and development, results of preclinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the United States Food and Drug Administration (the "FDA") and foreign regulatory process, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

         Threat of Nasdaq Delisting. In April 1997, the Nasdaq Listing Qualifications Panel (the "Panel") reached a determination to modify the terms of the conditional exception to the bid price and capital and surplus requirements of The Nasdaq SmallCap Market that was granted to the Company on February 7, 1997, as follows (the "Revised Exception"). First, on or before April 15, 1997, the Company must make a public filing with the SEC and Nasdaq evidencing minimum capital and surplus of $2,700,000. The filing must contain a February 28, 1997 balance sheet with pro forma adjustments for any significant transactions occurring on or before the filing date. Second, on or before May 7, 1997, the Company must provide Nasdaq with an April 30, 1997 balance sheet evidencing compliance with the $1,000,000 maintenance requirement for capital and surplus. Third, on or before June 9, 1997, the Company must provide Nasdaq with a May 31, 1997 balance sheet evidencing compliance with the $1,000,000 maintenance requirement for capital and surplus. Finally, on or before July 7, 1997, the Company must make a public filing with the SEC and Nasdaq containing a June 30, 1997 balance sheet with pro forma adjustments for any significant transactions occurring on or before the filing date. The filing must evidence a minimum of $6,000,000 in capital and surplus and compliance with all requirements for continued listing. The Panel has further informed the Company that in the event the Company fails to meet any of the terms of this Revised Exception, its securities will be immediately deleted from The Nasdaq Stock Market. On April 15, 1997, the Company made a filing with the SEC and Nasdaq evidencing capital and surplus of $2,722,091 as of February 28, 1997, and on May 6, 1997, the Company provided Nasdaq with an April 30, 1997 balance sheet evidencing $1,383,984 in capital and surplus. The Company believes that it will be able to meet the terms of the Revised Exception. However, there can be no assurance that Nasdaq's capital and surplus requirements will be satisfied or that the Company will not fail to meet some other listing maintenance standard during the intervening period. A delisting of the Company's common stock could adversely affect the ability of the Company to attract new investors. See "Risk Factors - Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities."

         Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities. If the Company's securities were not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the securities acquired hereby, after subsequent registration, in the secondary market.

         The Commission has adopted regulations that define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

         The foregoing required penny stock restrictions will not apply to the Company's securities if the Company meets certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from the penny stock restrictions. In any event, even if the Company's securities were exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

         If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities would be materially adversely affected.

         Risk of Appeal of the Suit. In relation to the Suit described under the heading "Legal Proceedings" in Item 1 of Part II of this Report on Form 10-Q, the Court issued an opinion on April 25, 1997 stating that it will enter judgment in favor of Genta and its directors in the lawsuit challenging the Aries investment. The Company believes that the lawsuit is without merit. However, there can be no assurance that the Plaintiffs will not appeal the Court's decision, in which case the Company could incur substantial costs in litigating such appeal, and, if an appeal is taken, there can be no assurance that the Court's decision will be upheld.

         Subordination of Common Stock to Series A and Series C Preferred Stocks and Redemption of Series A Preferred Stock; Risk of Dilution. The common stock is expressly subordinate to the approximately $30 million preference of the 528,100 outstanding shares of Series A Preferred Stock and the approximately $1.2 million preference of the 1,144 shares of Series C Preferred Stock in the event of the liquidation, dissolution or winding up of the Company. Further, no dividends may be paid on the common stock unless full cumulative dividends on the Series A and Series C Preferred Stocks have been paid or funds set aside for such preferred dividends by the Company. In addition, the conversion ratio of the Series A Preferred Stock and the exercise price of warrants issued in connection with the Series A Preferred Stock (the "Series A Warrants") is subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at $67.50 per share or less. Each share of Series A preferred stock is presently convertible into 2.87 shares of common stock and the exercise price of the Series A Warrants is $21.57 per share.


         Subordination of Common Stock to Senior Secured Convertible Bridge Notes and 4% Convertible Debentures; Risk of Dilution. In the event of a liquidation, dissolution or winding up of the Company, the common stock is also expressly subordinate to $3 million principal amount of Convertible Notes and to $100,000 principal amount of Convertible Debentures; such issues are payable in June 1997 or earlier under certain conditions and August 1997, respectively. However, the Company is currently in negotiations with the holders of the Convertible Notes to extend the maturity date thereof. During April 1997, $250,000 of the Convertible Debentures and the related accrued interest were converted into 153,368 shares of Genta's common stock. The conversion price was based upon 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period. Terms of the Convertible Debentures also provide for interest payable in shares of the Company's common stock. Further, no dividends may be paid on the common stock unless cumulative dividends on such convertible notes and debentures have been paid or funds have been set aside for such payment. The Convertible Notes are initially convertible into 600,000 shares of Series D preferred stock, which are in turn convertible into 2 million shares of common stock, subject to antidilution adjustments.

         Early Stage of Development; Technological Uncertainty. Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. The Company is pursuing research and development, through Genta Jago, of a range of oral controlled-release formulations of currently available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been successfully formulated using GEOMATRIX technology. In addition, none of the products being developed through Genta Jago has had its manufacturing process successfully scaled-up for commercial production or has started pivotal bioequivalence trials. To date, a portion of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential pharmaceutical products based upon Anticode technology. While the Company has demonstrated the activity of Anticode technology in model systems in vitro and the activity of antisense technology in animals and has identified a number of compounds which the Company believes are worthy of additional testing, only one of these potential Anticode products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of Anticode technology to develop therapeutic products will result in products which receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in preclinical studies or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in human clinical testing or pivotal bioequivalence trials, respectively. The Company is also developing products for certain diseases where no animal models exist. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of its potential Anticode products or any other of the Company's products currently in preclinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. In addition, there can be no assurance that any of the Company's or Genta Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years.

         Loss History; Uncertainty of Future Profitability. Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to March 31, 1997, the Company has incurred a cumulative net loss of $110.7 million. The Company's independent auditors have included an explanatory paragraph in their report to the Company's financial statements at December 31, 1996, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for various products.

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

         Operations After Restructuring. As a result of the Company's restructuring to reduce operating expenses, the Company has focused its research and development programs on its near-term drug delivery (GEOMATRIX) technology and its Anticode cancer program. The Company's Anticode programs directed at other areas including BCL2 in cancer have largely been curtailed and any future progress with these programs is dependent upon the Company obtaining financing or a collaborative partner to fund further research. There can be no assurance that the Company will be successful in obtaining additional funding for these programs. The Company no longer anticipates devoting any of its resources to further development of its topical dermatology product candidates. The Company's agreement with its collaborative partner, the Procter & Gamble Company ("Procter & Gamble"), for its Anticode program in infectious diseases, ended in September 1995. The Company will have to obtain additional corporate partners in order to continue its Anticode programs in different molecular targets. There can be no assurance that the Company will be able to negotiate such collaborative arrangements on favorable terms, if at all.

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

         The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. In October 1996, JBL Scientific, Inc. ("JBL") retained a chemical consulting firm to advise it with respect to environmental compliance regarding an incident of soil and groundwater contamination (the "Spill"). The Company believes, based upon information known to date, that the Spill is relatively minor and will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. Although the Company believes it is in compliance with Governmental Regulations in all material respects (except with respect to the Spill), there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future.

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

         Potential Adverse Effect of Technological  Change and Competition.  The
biotechnology industry is subject to intense competition and rapid and significant technological change. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. Furthermore, if the Company or Genta Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery and antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

         Uncertainty of Clinical Trials and Results. The results of clinical trial and preclinical testing are subject to varying interpretations. Even if the development of the Company's products advances to the clinical stage, there can be no assurance that they will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's business, financial condition, prospects and results of operations. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors.

         Difficult Manufacturing Requirements. The manufacture of Anticode oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for its initial clinical development programs. However, Genta believes that improvements in its manufacturing technology will be required to enable the Company to meet the volume and cost requirements needed for certain commercial applications of Anticode products. Products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's and Genta Jago's products will be subject to current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product.

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

         Dependence on Qualified Personnel. The Company's success is highly dependent on the retention of key employees and scientific staff and the recruitment of additional key personnel. As the Company has already fallen below critical mass, the loss of additional key personnel or the failure to recruit necessary additional personnel does and will further impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company is actively engaged in a search for a new Chief Executive Officer.

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

         Hazardous Materials; Environmental Matters. The Company's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company may be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws of regulations. See "Risk Factors - No Assurance of Regulatory Approval; Government Regulation" for a discussion of the Spill.

         Volatility of Stock Price. The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile. Factors such as the results of preclinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one for ten reverse stock split of its common stock. The stockholders also approved a reduction of the Company's authorized shares of common stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. As of April 30, 1997, the Company had 4,328,062 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders and option holders also could adversely affect the market price of the common stock.

         Concentration of Ownership and Control; Certain Interlocking Relationships. The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. In particular, the Aries Funds may be deemed beneficially to own a majority of the outstanding shares of the Common Stock and have the contractual right to appoint a majority of the members of the Board of Directors of the Company subject to certain conditions, although the Aries Funds have appointed only one director to date, Mr. Weiss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to convert and exercise their securities into a majority of the outstanding common stock. These arrangements may discourage or prevent any proposed takeover of the Company.

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

         Effect of Certain Anti-Takeover Provisions. The Company's Restated Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. Additionally, the Company has contractual obligations to certain of its security holders which may impair potential takeovers. See "Concentration of Ownership and Control; Certain Interlocking Relationships." Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of common stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the transactions with the Aries Funds described in this Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 5, 1997, Equity-Linked Investors, L.P. and Equity-Linked Investors-II (collectively, the "Plaintiffs") who, as a group, may be deemed to beneficially own more than five percent of the outstanding shares of the Common Stock of the Company as Series A preferred stockholders, filed suit (the "Suit") in the Delaware Court of Chancery (the "Court") against the Company, each of the Company's directors and the Aries Funds. Through the Suit, the Plaintiffs were seeking to enjoin the transactions contemplated by The Note and Warrant Purchase Agreement referred to in note 4 to the Consolidated Financial Statements (the "Transactions"), rescission of the Transactions, damages, attorney fees, and such other and further relief as the Court may deem just and proper. The Suit alleged that the Board of Directors of the Company breached fiduciary duties by failing to consider financing alternatives to the Transactions and further alleged that the Transactions were not in the best interests of the stockholders. Additionally, the Suit alleged that the Aries Funds aided and abetted such breach of fiduciary duty through their participation in the Transactions. On April 25, 1997, the Court rejected the Plaintiffs' challenge to the Transactions and ruled in favor of Genta, Genta's directors and the Aries Funds, who were the defendants. The Court issued an opinion stating that it will enter judgment in favor of Genta and its directors in the lawsuit challenging the Aries investment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  The Company held its Annual Meeting of Stockholders on April 4, 1997.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There whas no solicitation in opposition to the Board of Directors nominee for the Class III director as listed in the definitive proxy statement of the Company dated as of March 14, 1997.

     (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

          (i) Approval of the amendment to the Company's Restated Certificate of Incorporation to effectuate a one for ten reverse stock split of the Company's outstanding Common Stock and decrease in the number of authorized Shares of Common Stock from 150,000,000 to 70,000,000. Total Common Stock voted was 31,711,962 in favor, 1,114,225 against, 78,900 abstained and 245,087 broker non-votes.

          (ii) Election of one Class III director. Total Common Stock voted for the election of Robert E. Klem was 31,977,180 in favor and 1,172,994 withheld.

          (iii) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the current year ending December 31, 1997. Total Common Stock voted was 31,922,631 in favor, 561,983 against and 665,560 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

Exhibit
Number            Description of Document
------            -----------------------

27.1(1)           Financial Data Schedule

(1)               Filed herewith.

         (b)      Reports on Form 8-K

         (i) On February 27, 1997, the Company filed a Report on Form 8-K dated as of January 28, 1997 reporting under Item 5 that (A) David Hale resigned from the Company's Board of Directors, (B) effective February 7, 1997, the Company's Common Stock, formerly listed on The Nasdaq National Market would be listed on The Nasdaq SmallCap Market via an exception from the bid price and capital and surplus requirements of the Nasdaq SmallCap Market (the "Exception"), (C) the Company raised gross proceeds of $3,000,000 in a private placement to the Aries Funds of Senior Secured Convertible Bridge Notes (the "Transaction"), and (D) two stockholders of the Company filed suit in the Delaware Court of Chancery against the Company, its directors and the Aries Funds in relation to the Transaction.

         (ii) On April 15, 1997, the Company filed a Report on Form 8-K dated as of March 19, 1997 reporting under Item 5 that (A) The Nasdaq Hearing and Review Committee had called for review of The Nasdaq Listing Qualifications Panel's decision (the "Panel"), (B) the Panel had determined to modify the terms of the Exception, and (C) the Company was making a filing in accordance with the Revised Exception showing capital and surplus of $2,722,091.

         (iii) On April 25, 1997, the Company filed a Report on Form 8-K dated as of April 25, 1997 reporting under Item 5 that the Company issued a press release entitled "Aries Investment in Genta Upheld by Delaware Court: Genta Wins Lawsuit Brought by Certain Preferred Stockholders."

         (iv) On May 6, 1997, the Company filed a Report on Form 8-K dated as of May 1, 1997 reporting under Item 5 that (A) The Nasdaq Hearing and Review Committee has withdrawn its call for review of the decision of the Panel, (B) the Company issued a press release entitled "Genta Announces Resignation of Thomas H. Adams, Ph.D., the appointment of Michael S. Weiss as Interim Chairman and the appointment of a transitional management team" and (C) the Company's Nasdaq symbol has changed back to GNTAC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENTA INCORPORATED
                                   (Registrant)



                                   By: /s/ Michael S. Weiss
                                       --------------------
                                   Name:    Michael S. Weiss
                                   Title:   Interim Chairman of the Board




                                   By: /s/ Robert E. Klem, Ph.D.
                                       -------------------------
                                   Name:    Robert E. Klem, Ph.D.
                                   Title:   Acting Chief Financial Officer and
                                            Member of the Board of Directors

Date:    May 15, 1997