Form 10-Q
period 1997-06-30
GENTA INCORPORATED /DE/
filed 1997-08-14
CIK 880643

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

              For the quarterly period ended June 30, 1997

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

                    Yes  [X]                  No  [ ]


         As of July 31, 1997, the registrant had 4,451,018 shares of common stock outstanding.


================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at June 30, 1997
                  and December 31, 1996                                       3

              Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 1997 and 1996           4

              Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996                     5

              Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     20



SIGNATURES                                                                    21

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,        DECEMBER 31,
                                        ASSETS                                       1997              1996
                                                                                -------------    -------------
                                                                                  (UNAUDITED)        (NOTE)
Current assets:
   Cash and cash equivalents                                                      $9,969,724         $532,013
   Subscription receivable                                                         4,154,007                0
   Trade accounts receivable                                                         520,630          602,696
   Notes receivable from officers and employees                                            0           62,000
   Inventories                                                                       873,457          992,243
   Other current assets                                                              190,590          185,164
                                                                               --------------    -------------
Total current assets                                                              15,708,408        2,374,116
                                                                               --------------    -------------
Property and equipment, net                                                        2,917,910        3,634,281
Intangibles, net                                                                   4,074,665        4,022,242
Other assets, net                                                                  1,087,149        1,138,745
                                                                               --------------    -------------
                                                                                 $23,788,132      $11,169,384
                                                                               ==============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $2,614,878       $1,481,521
   Other accrued expenses                                                          2,210,374        2,012,125
   Deferred revenue                                                                  132,110          193,121
   Short term notes payable                                                        2,350,000          350,000
   Current portion of notes payable and
      capital lease obligations                                                      221,602          291,842
                                                                               --------------    -------------
Total current liabilities                                                          7,528,964        4,328,609
                                                                               --------------    -------------
Capital lease obligations, less current portion                                            0           30,652
Notes payable, less current portion                                                  917,431        1,129,388
Deficit in Joint Venture                                                           2,003,013        1,606,503
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value;
        528,100 shares issued and outstanding at
        June 30, 1997 and December 31, 1996,
         liquidation value is $29,045,500 at June 30, 1997                               528              528
      Series C convertible preferred stock, $.001 par value; 1,144 shares and 1,424 shares issued and outstanding at June 30, 1997 and
        December 31, 1996, respectively, liquidation value is
        $1,202,422 at June 30, 1997.                                                       1                1
      Series D convertible preferred stock, $.001 par value; 174,580 shares and no shares issued and outstanding at June 30, 1997 and December 31, 1996, respectively, liquidation value is
        $24,441,200 at June 30, 1997                                                     175                0
   Common stock, $.001 par value; 70,000,000 shares authorized;
     4,378,852 and 3,999,163 shares issued and outstanding at
      June 30, 1997 and December 31, 1996, respectively*                               4,379            3,999
   Additional paid-in capital                                                    122,732,087      108,823,555
   Accumulated deficit                                                          (114,156,246)    (108,375,407)
   Accrued dividends payable                                                       4,807,776        3,671,532
   Notes receivable from stockholders                                                (49,976)         (49,976)
                                                                               --------------    -------------
Total stockholders' equity                                                        13,338,724        4,074,232
                                                                               --------------    -------------
                                                                               ==============    =============
                                                                                 $23,788,132      $11,169,384
                                                                               ==============    =============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

* Adjusted to reflect the one-for-ten reverse stock split of the Company's outstanding common stock which was effected on April 4, 1997.


                             See accompanying notes

                                 GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------      ---------------------------------
                                            1997               1996                 1997              1996
                                    ----------------    ----------------       -------------     --------------
Revenues:
   Product sales ...........         $ 1,093,214          $ 1,365,636          $ 2,252,053          $ 2,611,195
   Collaborative research
     and development .......                   0                    0               50,000                    0
                                     -----------          -----------          -----------          -----------
                                       1,093,214            1,365,636            2,302,053            2,611,195
                                     -----------          -----------          -----------          -----------

Cost and expenses:
   Cost of products sold ...             792,860              708,443            1,505,086            1,263,835
   Research and development            1,141,584            1,453,806            2,248,623            3,030,242
   Selling, general and
      administrative .......           2,115,131            1,226,296            3,574,589            2,335,373
                                     -----------          -----------          -----------          -----------
                                       4,049,575            3,388,545            7,328,298            6,629,450
                                     -----------          -----------          -----------          -----------
Loss from operations .......          (2,956,361)          (2,022,909)          (5,026,245)          (4,018,255)
Equity in net loss of
  joint venture ............            (477,393)            (941,776)            (780,522)          (2,149,623)
Other income (expense):
   Interest and other income              85,740               97,816              203,844              174,803
   Interest expense ........            (111,966)             (48,092)            (177,916)            (142,815)
                                     -----------          -----------          -----------          -----------
                                         (26,226)              49,724               25,928               31,988
                                     -----------          -----------          -----------          -----------
Net loss ...................         $(3,459,980)         $(2,914,961)         $(5,780,839)         $(6,135,890)
Dividends on preferred stock            (573,163)            (676,584)          (1,148,318)          (1,354,084)
                                     -----------          -----------          -----------          -----------
Net loss applicable to
  common shares ............         $(4,033,143)         $(3,591,545)         $(6,929,157)         ($7,489,974)
                                     ===========          ===========          ===========          ===========
Net loss per common share* .         $     (0.94)         $     (1.35)         $     (1.67)         $     (2.92)
                                     ===========          ===========          ===========          ===========
Shares used in computing net
  loss per common share* ...           4,293,722            2,654,225            4,147,358            2,566,944
                                     ===========          ===========          ===========          ===========

* Per share data have been adjusted to reflect the one-for-ten reverse stock split of the Company's outstanding common stock which was effected on April 4, 1997.

                             See accompanying notes

                                   GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                       ----------------------------------
                                                                              1997             1996
                                                                              ----             ----
OPERATING ACTIVITIES
Net loss                                                                   ($5,780,839)    ($6,135,890)
Items reflected in net loss not requiring cash:
   Depreciation and amortization                                               466,889         781,378
   Equity in net loss of joint venture                                         780,522       2,149,623
   Changes in operating assets and liabilities                               1,474,580      (1,341,175)
                                                                          -------------   -------------
Net cash used in operating activities                                       (3,058,848)     (4,546,064)

INVESTING ACTIVITIES
Purchase of property and equipment                                             (11,556)        (64,419)
Sale of property and equipment                                                 338,161               0
Investment in and advances to joint venture                                   (384,012)     (1,205,517)
Deposits and other                                                             (77,950)       (206,708)
                                                                          -------------   -------------
Net cash used in investing activities                                         (135,357)     (1,476,644)

FINANCING ACTIVITIES
Issuance of common stock                                                             0       5,539,287
Issuance of preferred stock, net                                             9,882,765               0
Proceeds from notes payable                                                  3,000,000         240,000
Proceeds from notes receivable                                                  62,000       2,910,722
Repayments of notes payable and capital lease obligations                     (312,849)       (618,325)
                                                                          -------------   -------------
Net cash provided by financing activities                                   12,631,916       8,071,684
                                                                          -------------   -------------
Increase (decrease) in cash and cash equivalents                             9,437,711       2,048,976
Cash and cash equivalents at beginning of period                               532,013         271,755
                                                                          -------------   -------------
Cash and cash equivalents at end of period                                  $9,969,724      $2,320,731
                                                                          =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                  $26,584        $105,523
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Preferred stock dividends accrued                                            1,148,318       1,354,084
Common stock issued in payment of dividends on preferred stock                  12,074               0
Common stock issued upon conversion of convertible debentures
   and accrued interest                                                        358,559               0
Preferred stock issued upon conversion of short term notes payable             650,000               0
Preferred stock issued for receivable                                        4,154,007               0


                             See accompanying notes

                               GENTA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

(2)      INVENTORIES

         Inventories are comprised of the following:

                                                   June 30,     December 31,
                                                   1997             1996
                                                -----------     -----------


         Raw materials and supplies            $    303,046      $   342,875
         Work-in-process                            170,684          272,259
         Finished goods                             399,727          377,109
                                               ------------      -----------
                                               $    873,457      $   992,243
                                               ============      ===========

(3)      STOCKHOLDERS' EQUITY

         In June 1997, the Company raised gross proceeds of $16 million (approximately $14 million net of placement agent fees and other expenses) through the private placement of Premium Preferred Units(TM). Each unit sold in the private placement consists of 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock") and Warrants to purchase 5,000 shares of Genta common stock, par value $.001 (the "Class D Warrants"), at any time prior to the fifth anniversary of the final closing. The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at a conversion price equal to the lesser of (i) $3.00 and (ii) 50% of the average closing bid price of the common stock for the five consecutive trading days immediately prior to the final closing date of the Private Placement (i.e. June 30, 1997). In addition, the holders of the Series D Preferred Stock are entitled to a liquidation preference aggregating $24,441,200, which represents an immediate increase in value to the Series D Preferred Stock. The Company has accounted for such increase by charging accumulated deficit, and increasing the carrying value of the Series D Preferred Stock to its liquidation preference.

         During April 1997, $250,000 of the 4% Convertible Debentures (the "Convertible Debentures") and the related accrued interest were converted into 153,368 shares of Genta's common stock. During May 1997, $100,000 of the Convertible Debentures and the related accrued interest were converted into 50,895 shares of Genta's common stock. The conversion prices were based upon 75% of the average Nasdaq closing bid prices of Genta's common stock for specified periods. Terms of the 4% Convertible Debentures also provide for interest payable in shares of the Company's common stock.

         Also during May 1997, $650,000 of the Senior Secured Convertible Bridge Notes (the "Convertible Notes") were converted into 13,000 shares of Series D Preferred Stock. The conversion price was based upon the initial conversion price of $5 per share of Series D Preferred Stock adjusted for the one-for-ten reverse stock split to a $50 per share of Series D Preferred Stock conversion price.

         During April 1997, 280.336 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 175,221 shares of Genta's common stock. During July 1997, 100 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 72,166 shares of Genta's common stock. The conversion prices were based upon 75% of the average Nasdaq closing bid prices of Genta's common stock for specified periods. Terms of the Series C Preferred Stock also provide for dividends payable in shares of the Company's common stock.

         In July 1997, Nasdaq informed Genta that it has met the terms for continued listing set forth in the April 11, 1997 revised exception of the Nasdaq Listings Qualifications Panel (the "Panel") and that Genta's common stock will therefore continue to be listed on the Nasdaq SmallCap Market. In conjunction with this decision, Genta resumed trading under the symbol "GNTA" as of July 24, 1997.

(4)      NET LOSS PER COMMON SHARE

         Net loss per common share is computed using the weighted average number of common shares outstanding during each of the interim periods. Shares issuable upon the exercise of outstanding stock options and warrants and upon the conversion of convertible preferred stock are not reflected as their effect is anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating basic, or primary, earnings per share, the dilutive effect of stock options will be excluded. The impact of the new standard will have no effect on the Company's net loss per share for the quarters ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, Genta Incorporated ("Genta" or the "Company") has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, regulatory activities, establishment of a sales and marketing organization if so decided, and development activities undertaken by Genta Jago Technologies B.V. ("Genta Jago"), the Company's joint venture with
Jagotec AG ("Jagotec"). From the period since its inception to June 30, 1997, the Company has incurred a cumulative net loss of $114.2 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue. See "Risk Factors".

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Risk Factors section of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

RESULTS OF OPERATIONS

         Operating revenues decreased to $1.1 million in the second quarter of 1997 compared to $1.4 million in the second quarter of 1996, and $2.3 million for the six months ended June 30, 1997 compared to $2.6 million in the comparable period of 1996 due to decreased sales of specialty chemical and pharmaceutical intermediate products. All of the Company's product sales are attributable to its manufacturing subsidiary, JBL Scientific, Inc. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for certain products, and the Company anticipates that these sales fluctuations will continue in future periods. For example, while product sales have decreased in 1997 compared to 1996, the Company experienced its greatest sales for any single month in the month of July, 1997 recording $600,000 of sales. Collaborative research and development revenues recorded during the six months ended June 30, 1997 represented revenues earned pursuant to the Company's agreement with Johnson & Johnson Consumer Products, Inc. which provided limited funding for preliminary feasibility studies using Genta's Anticode compounds.

         Costs and expenses increased to $4.0 million in the second quarter of 1997 from $3.4 million in the second quarter of 1996, and to $7.3 million for the six months ended June 30, 1997 compared to $6.6 million in the comparable period of 1996. The cost of products sold increased from $700,000 in the second quarter of 1996 to $800,000 in the second quarter of 1997 and to $1.5 million for the six months ended June 30, 1997 compared to $1.3 million for the six months ended June 30, 1996. Research and development expenses decreased from $1.4 million in the second quarter of 1996 to $1.1 million in the second quarter of 1997 and to $2.2 million for the six months ended June 30, 1997 compared to $3.0 million in the comparable period of 1996. Selling and general and administrative expenses increased from $1.2 million in the second quarter of

1996 to $2.1 million in the second quarter of 1997, and to $3.6 million for the six months ended June 30, 1997 compared to $2.3 million in the comparable period of 1996. The increase in the cost of products sold is primarily due to an unfavorable product mix variance and the redeployment of certain employees in connection with a reduction in the research and development staff. The decrease in research and development expenses is primarily attributable to the Company's restructuring and related workforce reductions implemented in 1995 and 1996 together with the discontinuation or non-initiation of several programs and the redeployment mentioned in the prior sentence. However the decrease in research and development expenses was partially offset by a $300,000 non-recurring charge recorded during the second quarter of 1997 related to the Company's restructuring and workforce reductions. The increase in selling and general and administrative expenses is primarily attributable to $300,000 in non-recurring charges recorded during the second quarter of 1997 related to the Company's restructuring and workforce reductions, increased legal expenses associated with successfully defending the litigation brought by certain of the Company's preferred stockholders challenging a $3 million investment made in February 1997 and increased accounting and legal expenses due to the Company's successful efforts to avoid the potential Nasdaq delisting and associated with the equity offerings consummated in 1997.

         The Company's equity in net loss of joint venture (Genta Jago) decreased to $477,000 in the second quarter of 1997 from $900,000 in the second quarter of 1996, and to $781,000 for the six months ended June 30, 1997 compared to $2.1 million in the comparable period of 1996. Such decrease is attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $112.4 million through June 30, 1997, including net proceeds of approximately $17.0 million (net of expenses) raised during the first six months of 1997. At June 30, 1997, the Company had cash and cash equivalents totaling $10.0 million compared to a total of $532,000 at December 31, 1996. The $10.0 million does not reflect the $4.2 million subscription receivable related to the private placement of equity securities that closed on June 30, 1997, which amount was received in cash on July 1, 1997. The increase in cash and cash equivalents during the first six months of 1997 is largely attributable to proceeds from the issuance of the Senior Secured Convertible Bridge Notes (the "Convertible Notes") in February 1997 and the issuance of Premium Preferred Units(TM) in June 1997 (the "Private Placement") less cash used in the Company's operations. As a result of the closing of the Private Placement the conversion prices and exercise prices of certain outstanding securities were adjusted pursuant to their terms. See "Risk Factors Subordination of Common Stock to Senior Secured Convertible Bridge Notes and Series A, Series C and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments" and "Part II, Item 2, Changes in Securities."

         The Convertible Notes are due on the earlier of (a) December 31, 1997 and (b) the date of any decision, order or other determination adverse to the Company or any of its directors by any court or other tribunal in any lawsuit or other proceeding against the Company and/or any of its directors by any of the Company's preferred stockholders.

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

         Need for Additional Funds. Genta's operations to date have consumed substantial amounts of cash. Substantial additional sources of financing will be required in order for the Company to continue its planned operations. The Company will need to raise substantial additional funds to conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's future cash requirements will be affected by results of research and development, results of preclinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the United States Food and Drug Administration ("FDA") and foreign regulatory process, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

         Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities. If the Company's securities were not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

         The Securities and Exchange Commission (the "SEC") has adopted regulations that define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

         The foregoing required penny stock restrictions will not apply to the Company's securities if the Company meets certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from the penny stock restrictions. In any event, even if the Company's securities were exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

         If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially adversely affected.

         Jago Notice of Default. On May 7, 1997 Jago and Jagotec gave Genta Jago formal notices of its assertion that Genta Jago is in breach of the Restated GEOMATRIX(R) Services Agreement, the Restated GEOMATRIX(R) Research and Development Agreement and the Restated GEOMATRIX(R) License Agreement, stating that should the breach not be cured within the applicable cure period, Genta
Jago would reserve the right to terminate the agreements in accordance with their terms. Jago, Jagotec and Jago Holding AG also gave formal notice of default under the Restated Joint Venture and Shareholders Agreement, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to Jago. The amount claimed by Jago to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. The Company recently met with Jago and is attempting to resolve the situation without resort to litigation. While a termination of these agreements may have a material adverse effect on the Company, the Company intends vigorously to oppose Jago's position. Without prejudice to Genta's position, Genta provided approximately $129,000 to Genta Jago for the payment by Genta Jago of all amounts claimed by Jago under the Restated GEOMATRIX(R) License Agreement and certain other amounts owed by Genta Jago to third parties (both included in Jago's notice of default).

         Subordination of Common Stock to Senior Secured Convertible Bridge Notes and Series A, Series C and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments. In the event of the liquidation, dissolution or winding up of the Company, the common stock is expressly subordinate to $2.35 million principal amount of Convertible Notes payable in December 1997 or earlier under certain circumstances, the approximately $29 million preference of the 528,100 outstanding shares of Series A Preferred Stock, the approximately $1.2 million preference of the 1,144 shares of Series C Preferred Stock and the approximately $37 million preference of 261,975 shares of Series D Preferred Stock (assuming full conversion of the Convertible Notes but excluding any Series D Preferred Stock that may be issued pursuant to conversion of any interest on the Convertible Notes and including 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants exercisable after December 31, 1997). Further, the payment of dividends on the common stock is prohibited by the terms of the Convertible Notes unless approved by the Convertible Note holders, nor may any dividends be paid on the common stock unless full cumulative dividends on the Series A, Series C and Series D Preferred Stock have been paid or funds have been set aside for such preferred dividends by the Company.

         The Convertible Notes are initially convertible into 60,000 shares (and such additional shares issuable upon conversion of the interest on the Convertible Notes) of Series D Preferred Stock, which are in turn convertible into common stock as described below. The conversion rate of the Series A Preferred Stock and the exercise price of warrants issued in connection with the Series A Preferred Stock (the "Series A Warrants") is subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at $67.50 per share or less. Each share of Series A Preferred Stock is presently convertible into 6.65 shares of common stock and the exercise price of the Series A Warrants is $9.32 per share. There are outstanding Series A Warrants to purchase an aggregate of 60,000 shares of common stock. Shares of Series C Preferred Stock are convertible into common stock at a conversion price equal to 75% of a moving average of market-based prices. The conversion rate of the Series D Preferred Stock and the exercise prices of the Class D Warrants are subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at prices per share below certain levels. Each share of Series D Preferred Stock is presently convertible into 106 shares of common stock and the exercise price of the Class D Warrants is presently $0.94375 per share. There are 807,900 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. Finally, the Company has outstanding warrants to purchase an aggregate of 6,357,616 shares of common stock at an exercise price of $0.471875 per share, warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $2.50 per share, warrants to purchase an aggregate of 95,769 shares of common stock at various exercise prices between approximately $13 and $21 per share and outstanding employee stock options.

         Early Stage of Development; Technological Uncertainty. Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, a portion of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential pharmaceutical products based upon Anticode technology. While the Company has demonstrated the activity of Anticode technology in model systems in vitro and the activity of antisense technology in animals and has identified a number of compounds which the Company believes are worthy of additional testing, only one of these potential Anticode products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of Anticode technology to develop therapeutic products will result in products which receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in preclinical studies or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in human clinical testing or pivotal bioequivalence trials, respectively. The Company is also developing products for certain diseases where no animal models exist. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of the Company's products currently in preclinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. The Company is pursuing research and development, through Genta Jago, of a range of oral controlled-release formulations of currently available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been successfully formulated using GEOMATRIX(R) technology. In addition, none of the products being developed through Genta Jago has had its manufacturing process successfully scaled-up for commercial production or has started pivotal bioequivalence trials. In addition, there can be no assurance that any of the Company's or Genta Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years.

         Loss History; Uncertainty of Future Profitability. Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to June 30, 1997, the Company has incurred a cumulative net loss of $114.2 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for various products. The Company's independent auditors have included an explanatory paragraph in their report to the Company's financial statements at December 31, 1996, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. However, in 1997, the Company has raised net proceeds of approximately $17 million (net of expenses) in various private placements.

         Limited Availability of Net Operating Loss Carry Forwards. For Federal income tax purposes, net operating loss and tax credit carryforwards as of December 31, 1996 are approximately $61,731,000 and $9,585,000, respectively. These carryforwards will expire beginning in 2003. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes. The Company believes that the Private Placement, together with certain prior issuances of securities may restrict the Company's ability to utilize its net operating losses and tax credits. Additionally, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, respectively, the Company may not be fully able to use its net operating loss and tax credits for federal income tax purposes.

         Dividends. The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its common stock until such time as all cumulative dividends have been paid on outstanding shares of its Series A, Series C and Series D Preferred Stock. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A, Series C and Series D Preferred Stock, for the development of its business.

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

         Genta and Genta Jago have obtained licenses or other rights to patents and other proprietary rights of third parties, and may be required to obtain licenses to additional patents or other proprietary rights of third parties. No assurance can be given that any existing licenses and other rights will remain in effect or that any licenses required under any such additional patents or proprietary rights would be made available on terms acceptable to the Company or Genta Jago, if at all. If Genta's or Genta Jago's licenses and other rights are terminated or if Genta or Genta Jago cannot obtain such additional licenses, Genta or Genta Jago could encounter delays in product market introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company or Genta Jago could incur substantial costs, including costs caused by delays in obtaining regulatory approval and bringing products to market, in defending itself in any suits brought against the Company or Genta Jago claiming infringement of the patent rights of third parties or in asserting the Company's or Genta Jago's patent rights, including those granted by third parties, in a suit against another party. The Company or Genta Jago may also become involved in interference proceedings declared by the United States Patent and Trademark Office in connection with one or more of its patents or patent applications, which could result in substantial cost to the Company or Genta Jago, as well as an adverse decision as to priority of invention of the patent or patent application involved. There can be no assurance that the Company or Genta Jago will have sufficient funds to obtain, maintain or enforce patents on their respective products or technology, to obtain or maintain licenses that may be required in order to develop and commercialize their respective products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

         Dependence on Others. The Company's strategy for the research, development and commercialization of certain of its or Genta Jago's products requires negotiating, entering into and maintaining various arrangements with corporate collaborators, licensors, licensees and others, and is dependent upon the subsequent success of these outside parties in performing their responsibilities. In addition, Genta Jago is seeking additional collaborative arrangements to develop and commercialize certain of their respective products. No assurance can be given that they will obtain such collaborative arrangements on acceptable terms, if at all, nor can any assurance be given that any current collaborative arrangements will be maintained.

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

         Difficult Manufacturing Process. The manufacture of Anticode oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for its initial clinical development programs. However, Genta believes that it will need to obtain an agreement with a third party supplier (including, potentially, agreements with competitors of Genta) or make improvements in its manufacturing technology to enable the Company to meet the volume and cost requirements needed for certain commercial applications of Anticode products. Products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's and Genta Jago's products will be subject to current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product.

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

         Dependence on Qualified Personnel; No Full Time Chief Executive Officer. The Company does not currently have a Chief Executive Officer. The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel does and will further impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company is actively engaged in the search for a new Chief Executive Officer.

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

         Fundamental Change. The Company's Restated Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change," the holders of Series A Preferred Stock have the option of requiring the Company to repurchase all of each such holder's shares of Series A Preferred Stock at the Redemption Price, an event that could result in the Company being required to pay to the holders of Series A Preferred Stock cash in the aggregate amount of approximately $29 million. "Fundamental Change" is defined as: (i) a "person" or "Group" (as defined), together with any affiliates thereof, becoming the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner)(subject to certain exceptions); (ii) any consolidation of the Company with, or merger of the Company into, any other person, any merger of another person into the Company, or any sale, lease or transfer of all or substantially all of the assets of the Company to another person (subject to certain exceptions); (iii) the sale, transfer or other disposition (or the entry into a commitment to sell, transfer or otherwise dispose) of all of any portion of the shares of Genta Jago held at any time by the Company (or the imposition of any material lien on such shares which lien is not removed within 30 days of imposition) and the sale (or functional equivalent of a sale) of all or substantially all of the assets of Genta Jago or (iv) the substantial reduction or elimination of a public market for the common stock as the result of repurchases, delisting or deregistration of the common stock or corporate reorganization or recapitalization undertaken by the Company.

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

         Volatility of Stock Price. The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of preclinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one for ten reverse stock split of its common stock. The stockholders also approved a reduction of the Company's authorized shares of common stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. As of July 31, 1997, the Company had 4,451,018 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders and option holders also could adversely affect the market price of the common stock.

         No predictions can be made of the effect that future market sales of the shares of common stock underlying the convertible securities and warrants referred to under the caption "Risk Factors - Subordination of Common Stock to Senior Secured Convertible Bridge Notes and Series A, Series C and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments," or the availability of such securities for sale, will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

         Certain  Interlocking  Relationships;  Potential Conflicts of Interest.
The Aries Trust and the Aries Domestic Fund L.P. (collectively the "Aries Funds") have the contractual right to appoint a majority of the members of the Board of Directors of the Company, subject to certain conditions. The Aries Funds have appointed Michael S. Weiss to the Board of Directors. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding common stock. See "Risk Factors - Concentration of Ownership and Control" below. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President and sole stockholder of Paramount Capital Investments LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and purchasers of the securities offered hereby should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

         Concentration of Ownership and Control. The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. In particular, the Aries Funds may be deemed beneficially to own a majority of the outstanding shares of the common stock and have the contractual right to appoint a majority of the members of the Board of Directors of the Company, and have to date appointed only one member, Michael S. Weiss. Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also, "Risk Factors -- Effect of Certain Anti-Takeover Provisions."

         Effect of Certain Anti-Takeover Provisions. The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. Additionally, the Company has contractual obligations to certain of its security holders which may impair potential takeovers. Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of common stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the $3 million private placement in February 1997 and the Private Placement in June 1997 described in this Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     (c) Sales of Unregistered Securities.

         On June 30, 1997, a total of 161.58 Premium Preferred UnitsTM were sold to accredited investors in the Private Placement. Such sale was made in reliance on the exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act. Each Unit sold in the Private Placement consists of 1,000 shares of Premium Preferred StockTM, par value $0.001 per share, stated value $100.00 per share and warrants to purchase 5,000 shares of the Company's common stock, par value $0.001 per share, at any time prior to the fifth anniversary of the final closing date. A total of $16.158 million was raised. The net proceeds to the Company were $14,036,772. The respective conversion and exercise prices of the Series D Preferred Stock and the Class D Warrants is $0.94375 per share of common stock, subject to adjustment upon the occurrence of certain events.

         In connection with the Private Placement, the placement agent received cash commissions equal to 9% of the gross sales price and a non-accountable expense allowance equal to 4% of the gross sales price, and the placement agent is entitled to receive warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has agreed to enter a financial advisory agreement pursuant to which the financial advisor shall receive certain cash fees and warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit. The Placement Warrants and the Advisory Warrants are not exercisable for six months following the closing of the Private Placement.

         The Company is required to file a Registration Statement on Form S-3 with the Securities and Exchange Commission under the Securities Act with respect to the common stock issuable upon conversion and upon exercise of the securities issued in the private placement consummated in February 1997 and the Private Placement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Company held its Annual Meeting of Stockholders on April 4, 1997.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors nominee for the Class III director as listed in the definitive proxy statement of the Company dated as of March 14, 1997.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a) Exhibits.

Exhibit
Number            Description of Document
------            -----------------------

27.1(1)           Financial Data Schedule

----------
(1)  Filed herewith.

     (b) Reports on Form 8-K

         (i) On April 15, 1997, the Company filed a Report on Form 8-K dated as of March 19, 1997 reporting under Item 5 that (A) The Nasdaq Hearing and Review Committee had called for review of The Nasdaq Listing Qualifications Panel's decision (the "Panel"), (B) the Panel had determined to modify the terms of the Exception, and (C) the Company was making a filing in accordance with the Revised Exception showing capital and surplus of $2,722,091.

         (ii) On April 25, 1997, the Company filed a Report on Form 8-K dated as of April 25, 1997 reporting under Item 5 that the Company issued a press release entitled "Aries Investment in Genta Upheld by Delaware Court: Genta Wins Lawsuit Brought by Certain Preferred Stockholders."

         (iii) On May 6, 1997, the Company filed a Report on Form 8-K dated as of May 1, 1997 reporting under Item 5 that (A) The Nasdaq Hearing and Review Committee has withdrawn its call for review of the decision of the Panel, (B) the Company issued a press release entitled "Genta Announces Resignation of Thomas H. Adams, Ph.D., the appointment of Michael S. Weiss as Interim Chairman and the appointment of a transitional management team" and (C) the Company's Nasdaq symbol has changed back to GNTAC.

         (iv) On July 3, 1997, the Company filed a Report on Form 8-K dated as of July 3, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Incorporated Raises in Excess of $12 million through Private Placement of Equity Securities."

         (v) On July 7, 1997, the Company filed a Report on Form 8-K dated as of June 30, 1997 reporting under Item 5 that the Company was making a filing in accordance with the Revised Exception Showing capital and surplus of $13,338,724.

         (vi) On July 23, 1997, the Company filed a Report on Form 8-K dated as of July 23, 1997 reporting under Item 5 that the Company issued a press release entitled "Nasdaq to Maintain Genta's Listing on SmallCap Market Resumes Trading as "GNTA" Effective July 24."

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

Date:    August 14, 1997