Form 10-Q/A
period 1997-06-30
GENTA INCORPORATED /DE/
filed 1997-09-05
CIK 880643

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                               (Amendment No. 1)


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

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q/A

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


                             See accompanying notes

                                 GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------      ---------------------------------
                                            1997               1996                 1997              1996
                                    ----------------    ----------------       -------------     --------------
Revenues:
   Product sales ...........         $ 1,093,214          $ 1,365,636         $  2,252,053          $ 2,611,195
   Collaborative research
     and development .......                   0                    0               50,000                    0
                                     -----------          -----------         ------------          -----------
                                       1,093,214            1,365,636            2,302,053            2,611,195
                                     -----------          -----------         ------------          -----------

Cost and expenses:
   Cost of products sold ...             792,860              708,443            1,505,086            1,263,835
   Research and development            1,141,584            1,453,806            2,248,623            3,030,242
   Selling, general and
      administrative .......           2,115,131            1,226,296            3,574,589            2,335,373
                                     -----------          -----------         ------------          -----------
                                       4,049,575            3,388,545            7,328,298            6,629,450
                                     -----------          -----------         ------------          -----------
Loss from operations .......          (2,956,361)          (2,022,909)          (5,026,245)          (4,018,255)
Equity in net loss of
  joint venture ............            (477,393)            (941,776)            (780,522)          (2,149,623)
Other income (expense):
   Interest and other income              85,740               97,816              203,844              174,803
   Interest expense ........            (111,966)             (48,092)            (177,916)            (142,815)
                                     -----------          -----------         ------------          -----------
                                         (26,226)              49,724               25,928               31,988
                                     -----------          -----------         ------------          -----------
Net loss ...................         $(3,459,980)         $(2,914,961)        $ (5,780,839)         $(6,135,890)
Dividends on preferred stock          (8,206,363)            (676,584)          (8,781,518)          (1,354,084)
                                     -----------          -----------         ------------          -----------
Net loss applicable to
  common shares ............         $(11,666,343)        $(3,591,545)        $(14,562,357)         ($7,489,974)
                                     ============          ===========         ============          ===========
Net loss per common share* .         $     (2.72)         $     (1.35)        $      (3.51)         $     (2.92)
                                     ============          ===========         ============          ===========
Shares used in computing net
  loss per common share* ...            4,293,722           2,654,225            4,147,358            2,566,944
                                     ============         ===========         ============          ===========

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
                                               ============      ===========

(3)      STOCKHOLDERS' EQUITY

         In June 1997, the Company raised gross proceeds of $16 million (approximately $14 million net of placement agent fees and other expenses) through the private placement of Premium Preferred Units(TM). Each unit sold in the private placement consists of 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock") and Warrants to purchase 5,000 shares of Genta common stock, par value $.001 (the "Class D Warrants"), at any time prior to the fifth anniversary of the final closing. The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at a conversion price equal to the lesser of (i) $3.00 and (ii) 50% of the average closing bid price of the common stock for the five consecutive trading days immediately prior to the final closing date of the Private Placement (i.e. June 30, 1997). In addition, the holders of the Series D Preferred Stock are entitled to a liquidation preference aggregating $24,441,200, which represents an immediate increase in value to the Series D Preferred Stock. Due to the increase in value asssociated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock, the Company has accounted for such increase by charging $7,633,200 to dividends on preferred stock.

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


         The statements contained in this Quarterly Report on Form 10-Q/A that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Risk Factors section of this Quarterly Report on Form 10-Q/A. The Company does not undertake to update any forward-looking statements.


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

RISK FACTORS


         In addition to the other information contained in this Quarterly Report on Form 10-Q/A, the following factors should be considered carefully.


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

         Concentration of Ownership and Control. The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. In particular, the Aries Funds may be deemed beneficially to own a majority of the outstanding shares of the common stock and have the contractual right to appoint a majority of the members of the Board of Directors of the Company, and have to date appointed only one member, Michael S. Weiss. Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also, "Risk Factors
- -- Effect of Certain Anti-Takeover Provisions."


         Effect of Certain Anti-Takeover Provisions. The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. Additionally, the Company has contractual obligations to certain of its security holders which may impair potential takeovers. Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of common stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the $3 million private placement in February 1997 and the Private Placement in June 1997 described in this Report on Form 10-Q/A.

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

27.1(1)           Financial Data Schedule

- ----------
(1)  Filed herewith.

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

Date:    August 29, 1997