Form 10-Q
period 1997-09-30
GENTA INCORPORATED /DE/
filed 1997-11-14
CIK 880643

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

                For the quarterly period ended September 30, 1997

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


         As of October 31, 1997, the registrant had 4,458,518 shares of common stock outstanding.


================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at September 30, 1997
                 and December 31, 1996                                      3

           Consolidated Statements of Operations for the
                 Three and Nine Months Ended September 30, 1997 and 1996    4

           Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1997 and 1996              5

           Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                 22

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                               Genta Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,          December 31,
                                                ASSETS                            1997                   1996
                                                                            --------------------  --------------------
                                                                                (Unaudited)              (Note)
Current assets:
   Cash and cash equivalents                                                $         6,781,453   $           532,013
   Short term investments                                                             3,936,409                     -
   Trade accounts receivable                                                            569,702               602,696
   Notes receivable from officers and employees                                               -                62,000
   Inventories                                                                          786,439               992,243
   Other current assets                                                                 275,201               185,164
                                                                            --------------------  --------------------
Total current assets                                                                 12,349,204             2,374,116
                                                                            --------------------  --------------------
Property and equipment, net                                                           2,737,593             3,634,281
Intangibles, net                                                                      3,550,069             4,022,242
Other assets, net                                                                       748,711             1,138,745
                                                                            --------------------  --------------------
                                                                             $       19,385,577   $        11,169,384
                                                                            ====================  ====================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $        2,194,178    $        1,481,521
   Other accrued expenses                                                             2,371,111             2,012,125
   Deferred revenue                                                                     132,271               193,121
   Short term notes payable                                                           3,269,227             1,390,462
   Current portion of notes payable and
      capital lease obligations                                                           6,521               291,842
                                                                            --------------------  --------------------
Total current liabilities                                                             7,973,308             5,369,071
                                                                            --------------------  --------------------
Capital lease obligations, less current portion                                               -                30,652
Notes payable, less current portion                                                           -                88,926
Deficit in Joint Venture                                                              1,959,559             1,606,503
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value;
        528,100 shares issued and outstanding at
        September 30, 1997 and December 31, 1996,
         liquidation value is $31,686,000 at September 30, 1997                             528                   528
      Series C convertible preferred stock, $.001 par value; 1,044 shares and 1,424 shares issued and outstanding at September 30, 1997 and
        December 31, 1996, respectively, liquidation value is
        $1,107,841 at September 30, 1997.                                                     1                     1
      Series D convertible preferred stock, $.001 par value; 174,580 shares and no shares issued and outstanding at September 30, 1997 and December 31, 1996, respectively, liquidation value is
        $24,441,200 at September 30, 1997                                                   175                     -
   Common stock, $.001 par value; 70,000,000 shares authorized;
     4,458,518 and 3,999,163 shares issued and outstanding at
      September 30, 1997 and December 31, 1996, respectively*                             4,459                 3,999
   Additional paid-in capital                                                       122,130,432           108,823,555
   Accumulated deficit                                                             (117,977,750)         (108,375,407)
   Accrued dividends payable                                                          5,344,841             3,671,532
   Notes receivable from stockholders                                                   (49,976)              (49,976)
                                                                            --------------------  --------------------
Total stockholders' equity                                                            9,452,710             4,074,232
                                                                            --------------------  --------------------
                                                                            ====================  ====================
                                                                             $       19,385,577    $       11,169,384
                                                                            ====================  ====================

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

                            See accompanying notes.

                               Genta Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                Three Months Ended September 30,         Nine Months Ended September 30,
                                             ------------------------------------    -------------------------------------
                                                 1997               1996                  1997                   1996
                                             -----------------  -----------------    ------------------  -----------------

Revenues:
   Product sales                             $      1,206,883   $      1,011,115     $       3,458,936   $      3,622,310
   Collaborative research
     and development                                        -                  -                50,000                  -
                                             -----------------  -----------------    ------------------  -----------------
                                                    1,206,883          1,011,115             3,508,936          3,622,310
                                             -----------------  -----------------    ------------------  -----------------

Cost and expenses:
   Cost of products sold                              834,759            483,905             2,339,845          1,747,740
   Research and development                         2,236,334          1,657,662             4,484,957          4,687,904
   Selling, general and
      administrative                                1,964,330          1,671,624             5,538,919          4,006,997
                                             -----------------  -----------------    ------------------  -----------------
                                                    5,035,423          3,813,191            12,363,721         10,442,641
                                             -----------------  -----------------    ------------------  -----------------
Loss from operations                               (3,828,540)        (2,802,076)           (8,854,785)        (6,820,331)
Equity in net loss of
  joint venture                                      (144,533)          (831,689)             (925,055)        (2,981,312)
Other income (expense):
   Interest and other income                          223,176            179,175               427,020            353,978
   Interest expense                                   (71,607)           (42,009)             (249,523)          (184,824)
                                             -----------------  -----------------    ------------------  -----------------
                                                      151,569            137,166               177,497            169,154
                                             -----------------  -----------------    ------------------  -----------------
Net loss                                     $     (3,821,504)  $     (3,496,599)    $      (9,602,343)  $     (9,632,489)
Dividends on preferred stock                         (542,183)          (595,150)           (9,323,701)        (1,949,234)
                                             -----------------  -----------------    ------------------  -----------------
Net loss applicable to
  common shares                              $     (4,363,687)  $     (4,091,749)    $     (18,926,044)  $    (11,581,723)
                                             =================  =================    ==================  =================
Net loss per common share*                   $          (0.98)  $          (1.31)    $           (4.45)  $          (4.21)
                                             =================  =================    ==================  =================
Shares used in computing net
  loss per common share*                            4,451,289          3,116,980             4,249,782          2,751,628
                                             =================  =================    ==================  =================

*Per share data have been adjusted to reflect the one-for-ten reverse stock split of the Company's outstanding common stock which was effected on April 4, 1997.


                             See accompanying notes.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Nine Months Ended September 30,
                                                                                 ---------------------------------------------
                                                                                         1997                    1996

Operating activities
Net loss                                                                         $         (9,602,343)   $         (9,632,489)
Items reflected in net loss not requiring cash:
   Depreciation and amortization                                                              708,475               1,191,483
   Write-off of intangibles                                                                   600,000                       -
   Equity in net loss of joint venture                                                        925,055               2,981,312
Changes in operating assets and liabilities                                                 1,168,114                (634,978)
                                                                                 ---------------------   ---------------------
Net cash used in operating activities                                                      (6,200,699)             (6,094,672)

Investing activities
Purchase of short-term investments                                                         (3,936,409)                      -
Purchase of property and equipment                                                            (34,264)               (114,079)
Sale of property and equipment                                                                338,161                       -
Investment in and advances to joint venture                                                  (571,999)             (1,651,876)
Deposits and other                                                                            146,523                (407,849)
                                                                                 ---------------------   ---------------------
Net cash used in investing activities                                                      (4,057,988)             (2,173,804)

Financing activities
Issuance of common stock                                                                            -               5,475,786
Issuance of preferred stock, net                                                           13,972,261                       -
Proceeds from notes payable                                                                 3,000,000               2,240,000
Proceeds from notes receivable                                                                 62,000               2,910,722
Repayments of notes payable and capital lease obligations                                    (526,134)               (902,802)
Other                                                                                               -                       -
                                                                                 ---------------------   ---------------------
Net cash provided by financing activities                                                  16,508,127               9,723,706
                                                                                 ---------------------   ---------------------
Increase in cash and cash equivalents                                                       6,249,440               1,455,230
Cash and cash equivalents at beginning of period                                              532,013                 271,755
                                                                                 ---------------------   ---------------------
Cash and cash equivalents at end of period                                       $          6,781,453    $          1,726,985
                                                                                 =====================   =====================

Supplemental disclosures of cash flow information:
Interest paid                                                                    $             27,456    $            144,299
Supplemental schedule of noncash investing and
  financing activities:
Preferred stock dividends accrued                                                           1,690,501               1,949,234
Common stock issued in payment of dividends on preferred stock                                 17,192                       -
Common stock issued upon conversion of convertible debentures
   and accrued interest                                                                       358,552                       -
Preferred stock issued upon conversion of short term notes payable                            650,000                       -

                             See accompanying notes.

                               GENTA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

(2)      INVENTORIES

         Inventories are comprised of the following:
                                                                      September 30,        December 31,
                                                                          1997                 1996

         Raw materials and supplies                                   $    245,193          $   342,875
         Work-in-process                                                   177,221              272,259
         Finished goods                                                    364,025              377,109
                                                                      ------------          -----------
                                                                      $    786,439          $   992,243
                                                                      ============          ===========



(3)      STOCKHOLDERS' EQUITY

         In June 1997, the Company raised gross proceeds of $16 million (approximately $14 million net of placement agent fees and other expenses) through the private placement of Premium Preferred Units(TM). Each unit sold in the private placement consists of 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock") and Warrants to purchase 5,000 shares of Genta common stock, par value $.001 (the "Class D Warrants"), at any time prior to the fifth anniversary of the final closing. The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at an initial conversion price of $.94375 per share (subject to adjustment), which conversion price is the lesser of (i) $3.00 and (ii) 50% of the average closing bid price of the common stock for the five consecutive trading days immediately prior to the final closing date of the Private Placement (i.e. June 30, 1997). In addition, the holders of the Series D Preferred Stock are entitled to a liquidation preference aggregating $24,441,200, which represents an immediate increase in value to the Series D Preferred Stock. Due to the increase in value associated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock, the Company has accounted for such increase by charging $7,633,200 to dividends on preferred stock.

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

         Also during May 1997, $650,000 of the Senior Secured Convertible Bridge Notes (the "Convertible Notes") were converted into 13,000 shares of Series D Preferred Stock. The Convertible Notes' initial conversion price of $5 per share of Series D Preferred Stock was proportionally adjusted to $50 per share to reflect the change in stated value of the Series D Preferred Stock effected by an Amended Certificate of Designation.

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

         In July 1997, Nasdaq informed Genta that it had met the terms for continued listing set forth in the April 11, 1997 revised exception of the Nasdaq Listings Qualifications Panel (the "Panel") and that Genta's common stock will therefore continue to be listed on the Nasdaq SmallCap Market. In conjunction with this decision, Genta resumed trading under the symbol "GNTA" as of July 24, 1997.

         In August 1997, 7,500 shares of common stock were issued to a former Officer of the Company pursuant to the terms of a severance agreement.

(4)      NET LOSS PER COMMON SHARE

         Net loss per common share is computed using the weighted average number of common shares outstanding during each of the interim periods. Shares issuable upon the exercise of outstanding stock options and warrants and upon the conversion of convertible preferred stock are not reflected as their effect is anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating basic, or primary, earnings per share, the dilutive effect of stock options will be excluded. The impact of the new standard will have no effect on the Company's net loss per share for the quarters ended September 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, Genta Incorporated ("Genta" or the "Company") has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for research and development activities, pre-clinical testing and clinical trials, manufacturing activities, regulatory activities and establishment of a sales and marketing organization if so decided. From the period since its inception to September 30, 1997, the Company has incurred a cumulative net loss of $118.0 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue. See "Risk Factors".

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

RESULTS OF OPERATIONS

         Operating revenues totaled $1.2 million in the third quarter of 1997 compared to $1.0 million in the third quarter of 1996, and $3.5 million for the nine months ended September 30, 1997 compared to $3.6 million in the comparable period of 1996. During the third quarter of 1997, sales of specialty chemical and pharmaceutical intermediate products have increased. However, for the nine months ended September 30, 1997, sales of specialty chemical and pharmaceutical intermediate products have decreased. All of the Company's product sales are attributable to its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"). The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for certain products, and the Company anticipates that these sales fluctuations will continue in future periods. Quarterly fluctuations in product revenues are primarily the result of manufacturing schedules of JBL's customers, such as demand driven by success of clinical trials or funding availability. While the annual demand for most of JBL's products is relatively stable, there has been a downtrend for clinical diagnostic raw materials and an uptrend for research and development and pharmaceutical raw materials. Overall, demand for the Company's products has been increasing, while competition has caused prices to decrease. Although there has been increased market penetration with respect to one of JBL's existing products this has not significantly affected revenues, because the price of such product has decreased due to competition. New products introduced during the nine month period ended September 30, 1997 account for an aggregate of 21.9% of total sales, as compared to new products for the same period in 1996, which accounted for 5.4% of sales. Collaborative research and development revenues recorded during the nine months ended September 30, 1997 represented revenues earned pursuant to the Company's agreement with Johnson & Johnson Consumer Products, Inc. which provided limited funding for preliminary feasibility studies using Genta's Anticode(TM) compounds.

         The products JBL manufactures include: enzyme substrates that are used as color generating reagents in clinical diagnostic tests, such as pregnancy tests, developed by JBL's customers; and fine chemical raw materials used in pharmaceutical research and development and manufacturing, such as those used to make biological polymers like peptides and oligoneucleotides. JBL manufactures approximately 110-125 products on a recurring basis. JBL's products are sold to the academic, commercial and governmental research market both directly and through distributors, and JBL conducts contract synthesis for pharmaceutical, diagnostic and industrial companies, as well. Europa BioProducts ("Europa"), JBL's European distributor, accounted for 23% of product sales for the nine months ended September 30, 1997. Europa accounted for 27% and 21% of product sales during the years ended December 31, 1996 and 1995, respectively. Another customer accounted for 12% of product sales for the nine months ended September 30, 1997. A third customer who accounted for less than 10% of product sales for the nine months ended September 30, 1997 had accounted for 16% of product sales in 1995. The Company believes that the loss of any material customer, if not replaced, could have an adverse effect on the Company.

         Costs and expenses increased to $5.0 million in the third quarter of 1997 from $3.8 million in the third quarter of 1996, and to $12.4 million for the nine months ended September 30, 1997 compared to $10.4 million in the comparable period of 1996. The cost of products sold increased from $484,000 in the third quarter of 1996 to $835,000 in the third quarter of 1997 and to $2.3 million for the nine months ended September 30, 1997 compared to $1.7 million for the nine months ended September 30, 1996. Research and development expenses increased from $1.7 million in the third quarter of 1996 to $2.2 million in the third quarter of 1997 and decreased to $4.5 million for the nine months ended September 30, 1997 compared to $4.7 million in the comparable period of 1996. Selling and general and administrative expenses increased from $1.7 million in the third quarter of 1996 to $2.0 million in the third quarter of 1997, and to $5.5 million for the nine months ended September 30, 1997 compared to $4.0 million in the comparable period of 1996. The increase in the cost of products sold both for the quarter and the nine month period ending September 30, 1997 compared to comparable periods in 1996 is primarily due to an unfavorable product mix variance and the redeployment of certain employees in connection with a reduction in the research and development staff. The decrease in research and development expenses for the nine months ended September 30, 1997 is primarily attributable to the Company's restructuring and related workforce reductions implemented in 1995 and 1996 together with the discontinuation or non-initiation of several programs and the redeployment previously mentioned. These decreases in research and development expenses were partially offset by an aggregate of approximately $600,000 in non-recurring charges recorded in the third quarter of 1997 related to management's decision to abandon certain patents that the management determined were no longer germane to the Company's mainstream business. The increase in selling and general and administrative expenses is primarily attributable to $300,000 in non-recurring charges recorded during the second quarter of 1997 related to the Company's restructuring and workforce reductions, increased legal expenses associated with successfully defending the litigation brought by certain of the Company's preferred stockholders challenging a $3.0 million investment made in February 1997 that was resolved in the Company's favor in April, 1997 and increased accounting and legal expenses due to the Company's successful efforts to avoid the potential Nasdaq delisting and associated with the equity offerings consummated in 1997.

         The  Company's  equity  in  net  loss  of  joint  venture  (Genta  Jago
Technologies B.V. ("Genta Jago"), the Company's joint venture with Jagotec AG ("Jagotec")) decreased to $145,000 in the third quarter of 1997 from $832,000 in the third quarter of 1996, and to $925,000 for the nine months ended September 30, 1997 compared to $3.0 million in the comparable period of 1996. Such decrease is attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $112.4 million through September 30, 1997, including net proceeds of approximately $17.0 million (net of expenses) raised during the first six months of 1997. At September 30, 1997, the Company had cash and cash equivalents and short term investments totaling $10.7 million compared to a total of $532,000 at December 31, 1996. The increase in cash and cash equivalents during the first nine months of 1997 is largely attributable to proceeds from the issuance of the Senior Secured Convertible Bridge Notes (the "Convertible Notes") in February 1997 and the issuance of Premium Preferred Units(TM) in June 1997 (the "Private Placement") less cash used in the Company's operations. As a result of the closing of the Private Placement the conversion prices and exercise prices of certain outstanding securities were adjusted pursuant to their terms. See "Risk Factors - Subordination of Common Stock to Senior Secured Convertible Bridge Notes and Series A, Series C and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments."

         The Convertible Notes are due on the earlier of (a) December 31, 1997 and (b) the date of any decision, order or other determination adverse to the Company or any of its directors by any court or other tribunal in any lawsuit or other proceeding against the Company and/or any of its directors by any of the Company's preferred stockholders. The Company believes it has adequate funds to repay the Convertible Notes if the holder thereof has not converted them before maturity and requests payment in cash upon maturity.

         In connection with the Genta Jago joint venture formed in late 1992 and expanded in May 1995, the Company entered into a working capital agreement with Genta Jago that expires on October 20, 1998. Pursuant to this agreement, the Company is required to make loans to Genta Jago up to a mutually agreed upon maximum commitment amount, which amount is established by the parties and modified not less than once each calendar quarter if necessary, based upon the review and consideration by Genta and Genta Jago of mutually-acceptable budgets, expense reports, forecasts and workplans for research and development of the products by Genta Jago. The Company anticipates its working capital contribution to Genta Jago for 1997 will be $300,000, as compared to $846,784 in 1996 and $7.7 million in 1995. The reduction in the Company's working capital contributions to Genta Jago is largely a result of Genta Jago's having entered into collaborative agreements with third parties. As of September 30, 1997, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments. Such loans bear interest at the 3 month LIBOR plus 1% and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. Genta Jago repaid Genta $1 million of its working capital loans in November 1996 from license fee revenues. The amount of future loans by Genta to Genta Jago will depend upon several factors including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability to provide loans, and the timing and cost of Genta Jago's pre-clinical studies, clinical trials and regulatory activities.

         On May 7, 1997, Jago Pharma AG ("Jago") and Jagotec gave Genta Jago formal notices of their assertion that Genta Jago is in breach of the Restated GEOMATRIX(R) Services Agreement dated May 12, 1995, the Restated GEOMATRIX(R) Research and Development Agreement dated May 12, 1995 and the Restated GEOMATRIX(R) License Agreement dated May 12, 1995, stating that should the breach not be cured within the applicable cure period (30 days), Genta Jago would reserve the right to terminate the agreements in accordance with their terms. Jago, Jagotec and Jago Holding AG also gave formal notice of default under the Restated Joint Venture and Shareholders Agreement dated May 12, 1995, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to Jago. The amount claimed by Jago to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. After the 30 day cure period expired, Jago did not terminate the Agreement but did not rescind the notices of default. The Company recently met with Jago and is attempting to resolve the situation without resort to litigation. While a termination of these agreements may have a material adverse effect on the Company, the Company intends vigorously to oppose Jago's position. Without prejudice to Genta's position, Genta provided approximately $129,000 for the payment by Genta Jago of all amounts claimed by Jago under the Restated

GEOMATRIX(R) License Agreement and certain other amounts owed by Genta Jago to third parties (both included in Jago's notice of default).

         The Company is negotiating with biotechnology and pharmaceutical companies regarding collaborative agreements and other financial arrangements. There can be no assurance, however, that any such sources of funding or collaborative agreements will be available on favorable terms, if at all.

         Unless the Company and/or Genta Jago successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to incur substantial additional costs, including costs related to research and development activities, pre-clinical testing and clinical trials, manufacturing activities, costs associated with the market introduction of potential products, and expansion of its administrative activities. The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the availability of funding; (ii) the progress of the Company's research and development programs; (iii) the timing and results of pre-clinical testing and clinical trials; (iv) the timing and costs of obtaining regulatory approvals; (v) the level of resources devoted to Genta Jago; (vi) the level of resources that the Company devotes to sales and marketing capabilities; (vii) technological advances; (viii) the activities of competitors; and (ix) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe") received approximately $950,000 of funding in the form of a loan from the French government agency L'Agence National de Valorisation de la Recherche (ANVAR) towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October, 1996 Genta and Genta Europe terminated Genta Europe's operations. A meeting with ANVAR was held in late October 1997 to discuss the consequences of such termination. Although the loan repayment plan calls for the first payment to be made in 1998, upon a default ANVAR may declare the loan immediately due and payable. To date, ANVAR has not demanded repayment of such funds.

         On February 14, 1997, the Company received notice from Johns Hopkins University ("Johns Hopkins") that the Company was in material breach of the license agreement entered into in 1990 with Johns Hopkins (the "Johns Hopkins Agreement"). The Johns Hopkins Agreement provides that, if a material payment default is not cured within 90 days of receipt of notice of such breach, Johns Hopkins may terminate the Johns Hopkins Agreement. On May 15, 1997, Johns Hopkins sent a letter to the Company stating that the Johns Hopkins Agreement is terminated. As of September 30, 1997, the Company owed Johns Hopkins $627,271, of which $200,000 consisted of royalty payments for 1995 and 1996 and the balance consisted of the Company's obligations to provide funds to support a post-doctoral research program of Johns Hopkins. In February 1997, the Company paid Johns Hopkins $100,000 towards the post-doctoral support program. Based on management's current strategy, the Company does not believe that the termination of the Johns Hopkins Agreement will have a material adverse effect on the Company.

RISK FACTORS

         In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

         Need for Additional Funds. Genta's operations to date have consumed substantial amounts of cash. Substantial additional sources of financing will be required in order for the Company to continue its planned operations. The Company will need to raise substantial additional funds to conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's future cash requirements will be affected by results of research and development, results of pre-clinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the United States Food and Drug Administration ("FDA") and foreign regulatory process, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

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

         Claims of Genta's Default Under Various Agreements. On May 7, 1997, Jago and Jagotec gave Genta Jago formal notices of its assertion that Genta Jago is in breach of certain agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." On May 15, 1997, Johns Hopkins sent Genta a letter stating that the Johns Hopkins Agreement is terminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In October of 1996, Genta and Genta Europe terminated Genta Europe's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default.

         Subordination of Common Stock to Senior Secured Convertible Bridge Notes and Series A, Series C and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments. In the event of the liquidation, dissolution or winding up of the Company, the common stock is expressly subordinate to $2.35 million principal amount of Convertible Notes (payable on the earlier of (i) December 31, 1997 or (ii) the date of any decision, order or other determination adverse to the Company or any of its directors by any court or other tribunal in any lawsuit or other proceeding against the Company and/or any of its directors by any of the Company's preferred Stockholders), the approximately $32 million preference of the 528,100 outstanding shares of Series A Preferred Stock, the approximately $1.1 million preference of the 1,044 shares of Series C Preferred Stock and the approximately $37 million preference of 261,975 shares of Series D Preferred Stock (assuming full conversion of the Convertible Notes but excluding any Series D Preferred Stock that may be issued pursuant to conversion of any interest on the Convertible Notes and including 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants exercisable after December 31, 1997). Further, the payment of dividends on the common stock is prohibited by the terms of the Convertible Notes unless approved by the Convertible Note holders, nor may any dividends be paid on the common stock unless full cumulative dividends on the Series A, Series C and Series D Preferred Stock have been paid or funds have been set aside for such preferred dividends by the Company.

         The Convertible Notes are initially convertible into 60,000 shares (and such additional shares issuable upon conversion of the interest on the Convertible Notes) of Series D Preferred Stock, which are in turn convertible into common stock as described below. The conversion rate of the Series A Preferred Stock and the exercise price of warrants issued in connection with the Series A Preferred Stock (the "Series A Warrants") are subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at $67.50 per share or less. Each share of Series A Preferred Stock is presently convertible into 6.65 shares of common stock and the exercise price of the Series A Warrants is presently $9.32 per share. There are outstanding Series A Warrants to purchase an aggregate of 60,000 shares of common stock. Shares of Series C Preferred Stock are convertible into common stock at a conversion price equal to 75% of a moving average of market-based prices. The conversion rate of the Series D Preferred Stock and the exercise prices of the Class D Warrants are subject to adjustment, among other things, upon certain issuances of common stock or securities convertible into common stock at prices per share below certain levels. In addition, the conversion price of the Series D Preferred Stock in effect on June 29, 1998 (the "Reset Date") will be adjusted and reset effective as of the Reset Date if the average closing bid price of the common stock for the 20 consecutive trading days immediately preceding the Reset Date (the "12 Month Trading Price") is less than 140% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable conversion price will be reduced to be equal to the greater of (i) the 12 Month Trading Price divided by 1.40, and (ii) 25% of the then applicable conversion price. Each share of Series D Preferred Stock is presently convertible into 106 shares of common stock and the exercise price of the Class D Warrants is presently $.94375 per share. There are 807,900 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. Finally, the Company has outstanding warrants to purchase an aggregate of 6,357,616 shares of common stock at an exercise price of $.471875 per share (the "Paramount Warrants"), warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $2.50 per share, warrants to purchase an aggregate of 95,769 shares of common stock at various exercise prices between approximately $13 and $21 per share and outstanding employee stock options.

         Early Stage of Development; Technological Uncertainty. Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, a portion of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential pharmaceutical products based upon Anticode technology. While the Company has demonstrated the activity of Anticode technology in model systems in vitro and the activity of antisense technology in animals and has identified a number of compounds which the Company believes are worthy of additional testing, only one of these potential Anticode products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of Anticode technology to develop therapeutic products will result in products which receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in pre-clinical studies or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in human clinical testing or pivotal bioequivalence trials, respectively. The Company is also developing products for certain diseases where no animal models exist. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of the Company's products currently in pre-clinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. The Company is pursuing research and development, through Genta Jago, of a range of oral controlled-release formulations of currently available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been successfully formulated using GEOMATRIX technology. In addition, none of the products being developed through Genta Jago has had its manufacturing process successfully scaled-up for commercial production or has started pivotal bioequivalence trials. In addition, there can be no assurance that any of the Company's or Genta Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years.

         Loss History; Uncertainty of Future Profitability. Genta has been unprofitable to date, incurring substantial operating losses associated with research and development activities, pre-clinical testing, clinical trials and manufacturing activities. From the period since its inception to September 30, 1997, the Company has incurred a cumulative net loss of $118.0 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company has historically experienced significant quarterly fluctuations in its level of product sales, generally reflecting the timing and degree of customer demand for various products. The Company's independent auditors have included an explanatory paragraph in their report to the Company's financial statements at December 31, 1996, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. However, in 1997, the Company has raised net proceeds of approximately $17 million (net of expenses) in various private placements.

         Limited Availability of Net Operating Loss Carryforwards. For Federal income tax purposes, net operating loss and tax credit carryforwards as of December 31, 1996 are approximately $61,731,000 and $9,585,000, respectively. These carryforwards will expire beginning in 2003. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes. The Company believes that the Private Placement, together with certain prior issuances of securities, may restrict the Company's ability to utilize its net operating losses and tax credits. Additionally, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, respectively, the Company may not be fully able to use its net operating loss and tax credits for federal income tax purposes.

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

         No Assurance of Regulatory Approval; Government Regulation. The FDA and comparable agencies in foreign countries impose substantial premarket approval requirements upon the introduction of pharmaceutical products through lengthy and detailed pre-clinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements, which includes demonstrating to the satisfaction of the FDA and foreign regulatory agencies that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. There can be no assurance that such testing will show any product to be safe or efficacious or, in the case of certain of Genta Jago's products, to be bioequivalent to a currently marketed pharmaceutical. Government regulation also affects the manufacture and marketing of pharmaceutical products. The effect of government regulation may be to delay marketing of any new products for a considerable or indefinite period of time, to impose costly procedures upon the Company's or Genta Jago's activities and to diminish any competitive advantage that the Company or Genta Jago may attain. It may take years before marketing approvals are obtained for the Company's or Genta Jago's products, if at all. There can be no assurance that FDA or other regulatory approval for any products developed by the Company or Genta Jago will be granted on a timely basis, if at all, or, if granted, that such approval will cover all the clinical indications for which the Company or Genta Jago is seeking approval or will not sustain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Further, with respect to the reformulated versions of currently available pharmaceuticals being developed through Genta Jago, there is a substantial risk that the manufacturers or marketers of such currently available pharmaceuticals will seek to delay or block regulatory approval of any reformulated versions of such pharmaceuticals through litigation or other means. Any significant delay in obtaining, or failure to obtain, such approvals would materially adversely affect the Company's and Genta Jago's revenue. Moreover, additional government regulation from future legislation or administrative action may be established which could prevent or delay regulatory approval of the Company's or Genta Jago's products or further regulate the prices at which the Company's or Genta Jago's proposed products may be sold.

         The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. Six soil borings were drilled and groundwater wells were installed at several locations around the site. Chloroform was detected below regulatory action levels, and PCEs were detected slightly above regulatory action levels. JBL has notified the appropriate regulatory agency of conditions at the site and with the agency's approval, JBL is monitoring groundwater conditions at the site on a quarterly basis. While current sampling results indicate that these contaminants are not migrating off-site, there is the potential that these contaminants may, in the future, impact off-site wells, one of which is used as a drinking water source. The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with Governmental Regulations, however there can be no assurance that the Company will not be required to incur significant capital costs to comply with Governmental Regulations in the future.

         Uncertainty Regarding Patents and Proprietary Technology. The Company's and Genta Jago's success will depend, in part, on their respective abilities to obtain patents, maintain trade secrets and operate without infringing the proprietary rights of others. No assurance can be given that patents issued to or licensed by the Company or Genta Jago will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company or Genta Jago. There can be no assurance that the Company's or Genta

Jago's patent applications will be approved, that the Company or Genta Jago will develop additional products that are patentable, that any issued patent will provide the Company or Genta Jago with any competitive advantage or adequate protection for its inventions or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company or Genta Jago to do business. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company or Genta Jago. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's or Genta Jago's products or design around any patented products developed by the Company or Genta Jago. The Company and Genta Jago rely on secrecy to protect technology in addition to patent protection, especially where patent protection is not believed to be appropriate or obtainable. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's or Genta Jago's trade secrets, or that the Company or Genta Jago can effectively protect its rights to its unpatented trade secrets.

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

         Dependence on Others. The Company's and Genta Jago's strategy for the research, development and commercialization of their products requires negotiating, entering into and maintaining various arrangements with corporate collaborators, licensors, licensees and others, and is dependent upon the subsequent success of these outside parties in performing their responsibilities. No assurance can be given that they will obtain such collaborative arrangements on acceptable terms, if at all, nor can any assurance be given that any current collaborative arrangements will be maintained.

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

         Potential Adverse Effect of Technological  Change and Competition.  The
biotechnology industry is subject to intense competition and rapid and significant technological change. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including among others, major
pharmaceutical  and  chemical  companies,   specialized   biotechnology
firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. Furthermore, if the Company or Genta Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery and antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

         Uncertainty of Clinical Trials and Results. The results of clinical trial and pre-clinical testing are subject to varying interpretations. Even if the development of the Company's products advances to the clinical stage, there can be no assurance that they will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's business, financial condition, prospects and results of operations. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors.

         Difficult Manufacturing Process. The manufacture of Anticode oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its projected needs for its initial clinical development programs. However, Genta believes that it will need to obtain an agreement with a third party supplier (including, potentially, agreements with competitors of Genta) or make improvements in its manufacturing capabilities to enable the Company to meet the volume and cost requirements needed for certain commercial applications of Anticode products. Products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's and Genta Jago's products will be subject to current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product.

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

         Dependence on Qualified Personnel. The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel does and will further impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to continue to attract and retain the qualified personnel necessary for the development of its business

         Product Liability Exposure; Limited Insurance Coverage. The Company's, JBL's and Genta Jago's businesses expose them to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. If available, product liability insurance for the pharmaceutical industry generally is expensive. The Company has obtained a level of liability insurance coverage which it deems appropriate for its current stage of development. However, there can be no assurance that the Company's present insurance coverage is adequate. Such existing coverage may not be adequate as the Company further develops products, and no assurance can be given that in the future adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim would not have a material adverse effect on the business or financial condition of the Company.

         Fundamental Change. The Company's Restated Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change," the holders of Series A Preferred Stock have the option of requiring the Company to repurchase all of each such holder's shares of Series A Preferred Stock at the Redemption Price, an event that could result in the Company being required to pay to the holders of Series A Preferred Stock cash in the aggregate amount of approximately $32 million. "Fundamental Change" is defined as: (i) a "person" or "Group" (as defined), together with any affiliates thereof, becoming the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner)(subject to certain exceptions); (ii) any consolidation of the Company with, or merger of the Company into, any other person, any merger of another person into the Company, or any sale, lease or transfer of all or substantially all of the assets of the Company to another person (subject to certain exceptions); (iii) the sale, transfer or other disposition (or the entry into a commitment to sell, transfer or otherwise dispose) of all of any portion of the shares of Genta Jago held at any time by the Company (or the imposition of any material lien on such shares which lien is not removed within 30 days of imposition) and the sale (or functional equivalent of a sale) of all or substantially all of the assets of Genta Jago or (iv) the substantial reduction or elimination of a public market for the common stock as the result of repurchases, delisting or deregistration of the common stock or corporate reorganization or recapitalization undertaken by the Company.

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

         Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants. The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-ten reverse stock split of its common stock. The stockholders also approved a reduction of the Company's authorized shares of common stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. As of September 30, 1997, the Company had 4,458,518 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders and option holders also could adversely affect the market price of the common stock.

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

         Certain Interlocking Relationships; Potential Conflicts of Interest. The Aries Trust, a Cayman Islands trust, and the Aries Domestic Fund, L.P., a Delaware limited partnership (collectively, the "Aries Funds"), have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have nominated Michael S. Weiss, Senior Managing Director of Paramount Capital Asset Management, Inc., ("PCAM") to the Board of Directors. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. PCAM is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding common stock. See "Risk Factors - Concentration of Ownership and Control" below. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President and sole stockholder of Paramount Capital Investments LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and purchasers of the securities offered hereby should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the

Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

         Concentration of Ownership and Control. The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. In particular, the Aries Funds may be deemed beneficially to own a majority of the outstanding shares of the common stock (within the meaning of Rule 13d-3 promulgated under the Exchange Act) and have the contractual right to appoint a majority of the members of the Board of Directors of the Company, and have nominated Michael S. Weiss, Donald G. Drapkin, Glenn L. Cooper, M.D., Bobby W. Sandage, Jr., Ph.D., and Andrew J. Stein to the Board of Directors. See "Risk Factors - Certain Interlocking Relationships; Potential Conflicts of Interest." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. In addition, certain of the Paramount Warrants are held by affiliates of the Aries Funds. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also, "Risk Factors -- Effect of Certain Anti-Takeover Provisions" below.

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

         PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
Exhibit
Number            Description of Document

3(ii)(1)          Bylaws as amended and restated September 23, 1997

 27.1(1)          Financial Data Schedule

     (1)          Filed herewith.

         (b)      Reports on Form 8-K

                  (i) On July 3, 1997, the Company filed a Report on Form 8-K dated as of July 3, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Incorporated Raises in Excess of $12 million through Private Placement of Equity Securities."

                  (ii) On July 7, 1997, the Company filed a Report on Form 8-K dated as of June 30, 1997 reporting under Item 5 that the Company was making a filing in accordance with the Nasdaq Listing Qualifications Panel's revised temporary exception from the bid price and capital and surplus requirements of the Nasdaq SmallCap Market showing capital and surplus of $13,338,724.

                  (iii) On July 23, 1997, the Company filed a Report on Form 8-K dated as of July 23, 1997 reporting under Item 5 that the Company issued a press release entitled "Nasdaq to Maintain Genta's Listing on SmallCap Market; Resumes Trading as "GNTA" Effective July 24."

                  (iv) On August 14, 1997, the Company filed a Report on Form 8-K dated as of August 13, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Incorporated Announces Second Quarter 1997 Results."

                  (v) On September 5, 1997, the Company filed a Report on Form 8-K/A dated as of June 30, 1997 reporting under Item 5 changes in the Consolidated Balance Sheet.

                  (vi) On September 16, 1997, the Company filed a Report on Form 8-K dated as of September 10, 1997 reporting under Item 1 the nomination by the Aries Funds of four additional members to the Board of Directors and under Item 5 that the Company issued press releases entitled "Genta Incorporated Files An Amended Form 10-Q For the Quarter Ended June 30, 1997 to Conform With Recently-Adopted SEC Financial Reporting Guidelines" and "Genta Appoints Donald Drapkin As Director and Chairman; Michael Weiss Is Selected As Vice Chairman; Three Additional New Directors Are Elected."

                  (vii) On September 22, 1997, the Company filed a Report on Form 8-K dated as of September 22, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Appoints Kenneth G. Kasses As President and CEO."

                  (viii) On September 24, 1997, the Company filed a Report on Form 8-K dated as of September 24, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Appoints Three Additional New Directors."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENTA INCORPORATED
                                  (Registrant)



                                  By:      /s/ Kenneth G. Kasses, Ph.D.
                                           ----------------------------
                                  Name:    Kenneth G. Kasses, Ph.D.
                                  Title:   President and Chief Executive Officer




                                  By:      /s/ Robert E. Klem, Ph.D.
                                           -------------------------
                                  Name:    Robert E. Klem, Ph.D.
                                  Title:   Principal Accounting Officer


Date:    November 14, 1997