Form 10-K
period 1997-12-31
GENTA INCORPORATED /DE/
filed 1998-04-16
CIK 880643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1997

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

                                                 Yes       [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,951,651 million as of April 2, 1998. For purposes of determining this number, 136,202 shares of common stock held by affiliates are excluded.

As of April 2, 1998, the registrant had 5,737,756 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Designated portions of Registrant's Definitive Proxy Statement to be furnished for the Annual Meeting of the Stockholders are incorporated by reference in Part III of this Form 10-K.

         UNLESS OTHERWISE INDICATED, ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT A 1-FOR-10 REVERSE STOCK SPLIT OF THE COMPANY'S COMMON STOCK EFFECTIVE AS OF APRIL 7, 1997.

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations; the timely development, receipt of necessary regulatory approvals and acceptance of new products; the successful application of the Company's technology to produce new products; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies; the changing of market conditions and the other risks detailed in the Certain Trends and Uncertainties section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Annual Report on Form 10-K and elsewhere herein. The Company does not undertake to update any forward-looking statements.

         See "MD&A--Certain Trends and Uncertainties" for a discussion of certain risks and uncertainties applicable to the Company and its stockholders, including the Company's need for additional funds to sustain its operations.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Genta Incorporated ("Genta" or the "Company"), incorporated under the laws of the State of Delaware on February 4, 1988, is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. Genta's multi-faceted approach has incorporated a product development portfolio with balanced technical risk, a novel drug delivery technology and a United States business base. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company's oligonucleotide programs are focused primarily in the area of cancer. In late 1995, a phase I/IIa clinical trial was initiated in the United Kingdom using Genta's anti-bcl-2 Anticode(TM) oligonucleotide, G3139, in non-Hodgkin's lymphoma patients for whom prior therapies have failed. The clinical trial is being conducted in collaboration with the Royal Marsden NHS Trust and the Institute for Cancer Research. In late 1996, an Investigational New Drug application ("IND") for the G3139 clinical program was filed in the United States and allowed to proceed by the United States Food and Drug Administration ("FDA"). In late 1997, a phase I trial was initiated in the United States at the Memorial Sloan-Kettering Cancer Center (the "MSKCC") in New York City using G3139 in patients diagnosed with various types of cancer to be followed by a phase IIa trial in prostate cancer. In addition, the Company owns 50% of a drug delivery system joint venture with Jagotec AG ("Jagotec"), Genta Jago Technologies B.V. ("Genta Jago") established to develop oral controlled-release drugs. To date, no products from this joint venture have been commercialized. The joint venture's original plan was to use Jagotec's patented GEOMATRIX(R) drug delivery technology ("GEOMATRIX") in a two-pronged commercialization strategy: the development of generic versions of successful brand-name controlled-release drugs; and the development of controlled-release formulations of drugs currently marketed in only immediate-release form. The only products in development to date are those intended to be comparable to the commercially available, brand-name, controlled-release drugs. The Company also manufactures and markets specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), a California corporation acquired by the Company in February, 1991.

SUMMARY OF BUSINESS AND RESEARCH AND DEVELOPMENT PROGRAMS

         The following table describes the major areas to which the Company is currently directing its research and product development efforts and the development status of products or product candidates under development, as well as other aspects of the Company's business:


          Program                    Therapeutic Indications                               Development Status
          -------                    -----------------------                               ------------------
1.    Anticode
      G3139                        o  Impairs production of key cancer protein,           Phase I/IIa  clinical  trials in
                                       BCL2 (non-Hodgkin's lymphoma,                      the United  Kingdom with respect
                                       prostate, melanoma, breast and possibly            to non-Hodgkin's lymphoma and in
                                       others)                                            the   U.S.   with   respect   to
                                                                                          prostate  and   possibly   other
                                                                                          advanced       solid       tumor
                                                                                          malignancies.

       Anti-FAK Oligonucleotides   o   Impairs production of key cancer protein,          Pre-clinical
                                       Focal Adhesion Kinase (melanoma,
                                       lymphoma and multiple myeloma)

2.    Oral Controlled-Release
      Drugs

      Bioequivalent Generics       o    Various                                          Abbreviated       New       Drug
                                                                                         Applications  ("ANDAs")  may  be
                                                                                         filed  for up to three  products
                                                                                         in 1998

3.    Biochemical Manufacturing

      Specialty Biochemicals;                                                            $4.7 million in 1997 sales
      Intermediate
      Products for biotechnology and
      pharmaceutical industries


ANTICODE(TM) BRAND OF ANTISENSE OLIGONUCLEOTIDE PROGRAMS

         Oligonucleotides represent a modern approach to drug development based upon genetic control of disease. Many human diseases have genetic origins that involve either the expression of a harmful foreign gene or the aberrant expression of a normal or mutated human gene. The Company's Anticode(TM) oligonucleotides are short strands of synthetic nucleic acids designed to bind to ("hybridize" with) specific sequences of disease-related RNA or DNA, thereby blocking or controlling production of disease-related proteins. The Company believes that, because of their selective binding properties, Anticode(TM) oligonucleotides should not interfere with the function of normal cells, and therefore, should elicit significantly fewer side effects than traditional drugs. Oligonucleotide drugs may attack a disease at one of two levels. One approach is to prevent the synthesis of essential disease-related proteins. In this approach, certain oligonucleotides are used to interrupt the processing of, or selectively to bind to and
destroy,   individual  messenger  RNA  (mRNA)  sequences,  which  leads  to  the
down-regulation   (lowering   of  levels)  of  specific   proteins  and  thereby
effectively  eliminates  the  disease.  This is referred  to as the  "antisense"
mechanism  of  action.   A  second   therapeutic   opportunity   is  to  prevent
transcription of disease-causing DNA into the mRNA copy of the gene. This is referred to as the "triple-strand to DNA" mechanism of activity.

         Genta has focused its Anticode(TM) research on oligonucleotides with phosphorothioate backbones and mixed phosphorothioate and methylphosphonate back- bones. The Company has licensed patents covering phosphorothioate oligonucleotide constructions and has applied for patents covering the mixed backbone constructions. Genta's scientists have improved the backbone technologies by introducing mixed chirally-enriched or chirally-pure oligonucleotides. In preclinical studies, these oligonucleotides effectively interfere with the action of targeted mRNA sequences inside cells. Intravenous administration of the improved technology oligonucleotides to certain animals demonstrates that these compounds have greater stability in the circulatory system and are eventually excreted intact in the urine. These improved backbone technologies represent opportunities for second generation Anticode(TM) antisense oligonucleotides, none of which are currently in development. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for initial clinical development programs. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, Genta requires raw materials currently provided by a single supplier, and there can be no assurance that such supplier will continue satisfactorily to provide the requisite raw materials. See "MD&A--Certain Trends and Uncertainties--Difficult Manufacturing Process; Access to Certain Raw Materials."

         The Company's oligonucleotide research and development efforts are currently focused on its cancer program as described below. Extensive additional development will be required, and there can be no assurance that any product will be successfully developed or will receive the necessary regulatory approvals. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation," "MD&A--Certain Trends and Uncertainties--Dependence on Others" and "MD&A--Certain Trends and Uncertainties--Uncertainty of Clinical Trials and Results."

Bcl-2 Gene Target.

         The bcl-2 gene is a proto-oncogene and a major inhibitor of apoptosis (programmed cell death) of cancerous cells. The protein produced by this gene has two known critical functions in the progression of cancer: it makes cancer cells immortal, creating a survival advantage of malignant over normal cells; and confers resistance to radiation and chemotherapy, rendering those treatments ineffective in the late stages of many types of cancer. Genta's lead anti-bcl-2 molecule, G3139, is designed to bind to and destroy the mRNA that produces the bcl-2 protein product, thereby interfering with the cellular production of the protein. High levels of bcl-2 are associated with a poor clinical prognosis in many solid tumor and hematological malignancies such as lymphoma, leukemia, melanoma, multiple myeloma prostate and breast cancers. The Company believes that its Anticode(TM) antisense strategy against the bcl-2 gene has the potential to represent a significant therapeutic opportunity in many of these cancers.

         In preclinical studies conducted by Dr. Finbarr Cotter, at the Institute for Child Health in London, an anti-bcl-2 oligonucleotide was shown to cure lymphoma-like disease induced by the injection of human B-cell lymphoma cells in immunodeficient mice. In addition, in a variety of other animal studies, anti-bcl-2 Anticode(TM) oligonucleotides have been found to inhibit the growth of human lymphoma, melanoma, colon, prostate and breast cancer tumors in immunodeficient mice when administered alone or in combination with chemotherapeutic agents. In the February 1998 issue of Nature Medicine, Dr. Burkhard Jansen and colleagues published a report entitled,"bcl-2 antisense therapy chemosensitizes human melanoma in SCID mice." They describe studies showing that G3139 administered with dacarbazine (DTIC) produced significantly greater tumor volume reduction than dacarbazine alone or than G3139 alone. In ten of thirteen animals there was no tumor after the combination treatment.

         In late 1995, a Phase I/IIa clinical trial was initiated in the United Kingdom using Genta's anti-bcl-2 Anticode(TM) oligonucleotide, G3139, in human non-Hodgkin's lymphoma patients for whom prior therapies had failed. The clinical trial was conducted in collaboration with the Royal Marsden NHS Trust ("Royal Marsden") and the Institute for Cancer Research under the direction of Dr. David Cunningham. The principal aim of this Phase I/IIa study was to define the maximum tolerated dose of G3139. Secondary objectives included measurement of clinical and biochemical disease parameters. The trial with Royal Marsden is almost complete, and the Company believes that, other than mild irritation at the site of the subcutaneous infusion in most of the patients or a low- grade reversible thrombocytopenia (decrease in number of blood platelets), no serious drug- attributable or dose-limiting adverse effects were seen until the maximum tolerated dose was reached. Initial results in the first nine patients were reported in The Lancet ("BCL-2 antisense therapy in patients with non-Hodgkin lymphoma," A. Webb, et al., Vol. 349; pages 1137-1141, April 19, 1997). This report revealed that four of the nine patients observed showed improvements in their disease and in one patient the tumor had completely disappeared. Of the 17 patients treated to date, three suffered what were considered to be drug related serious adverse events at high levels of drug presentation above the predicted efficacy range. These events included a grade III skin reaction due to the subcutaneous method of administration in the study; hypotension, and thrombocytopenia. These patients were removed from the study and recovered from the reaction. The patient who had experienced hypotension was later rechallenged at a lower dose without any untoward event.

         In December 1996, the FDA granted the Company an allowance to initiate clinical trials under an IND for the use of G3139 against non-Hodgkin's lymphoma. In 1997, the Company expanded the IND to include the use of G3139 against prostate cancer. In addition, the Company anticipates that it may expand this IND to include the use of G3139 against other types of cancers, including melanoma and breast. The Company has had discussions with several cancer centers regarding additional Phase I/IIa clinical trials of G3139. The Company is currently discussing protocols with such centers and believes that additional clinical trials could be commenced in 1998. In addition, the Company has had discussions with the National Cancer Institute ("NCI") regarding additional
Phase I and II clinical trials. Assuming the Company and NCI agree to move forward with such NCI sponsored trials, the Company will collaborate with NCI on the design of such clinical studies and the selection of tumor targets. Under the proposed arrangement, NCI would cover the costs of running both pre-clinical and clinical studies while Genta would be responsible for supplying NCI with necessary quantities of G3139 to carry out this work. There can be no assurance that such IND for G3139 will be further expanded or that any additional clinical studies will be conducted. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation," "MD&A--Certain Trends and Uncertainties-- Dependence on Others" and "Risk Factors--Uncertainty of Clinical Trials and Results."

         In December 1997, the Company initiated a United States Phase I/IIa clinical trial at the MSKCC to evaluate G3139. The first part of the Phase I/IIa study at the MSKCC is designed to define the maximum tolerated dose or optimal biological dose with continuous intravenous infusion; the second part is to determine the efficacy of the drug in advanced, androgen-independent prostate cancer. Three of the first group of three patients in the dose escalation safety phase have started treatment at a low dose of drug. The first two patients completed the study without difficulty during the administration of G3139 and the third is nearing completion. The first patient suffered a seizure after treatment was completed, but the event was not considered to be drug related.

         On March 31, 1998, the United States Patent and Trademark Office issued a patent to which the Company has an exclusive license, for claims covering antisense oligonucleotide compounds targeted against bcl-2. These claims cover the Company's proprietary Anticode(TM) oligonucleotide molecules that target bcl-2, including its lead clinical candidate, G3139. Other related patents and claims in the United States and corresponding foreign patent applications are still pending. See "MD&A--Certain Trends and Uncertainties--Uncertainty Regarding Patents and Proprietary Technology."

Focal Adhesion Kinase (FAK) Gene Target.

         FAK protein is highly active in the regulation of adhesion dependent growth and motility of cells. In a variety of cancers such as those implicated in melanoma, lymphoma and multiple myeloma, the increase of FAK protein has been detected.

Moreover, increased synthesis of FAK protein correlates with increased invasiveness and ability of cancer to spread through the body (metastasize). In collaborative preclinical experiments with Dr. William G. Cance at the University of North Carolina, Genta's Anticode(TM) oligonucleotides against FAK were shown to inhibit the growth of a primary tumor (the site at which the cancer is believed to have begun) and virtually to eliminate metastases in human melanoma, immunocompromised mice, xenograft models. Combined with the observation that anti-FAK oligonucleotides appear to show few adverse effects against normal tissues, such results indicate that the FAK target may represent a promising therapeutic opportunity for both the treatment of primary disease and the prevention of metastatic disease. At the current time the Company's development work related to FAK-antisense has been placed on hold pending discussions with Dr. Cance and the University of North Carolina.

Oligonucleotide Collaborative and Licensing  Agreements.

         Gen-Probe (Chugai). In February 1989, Genta entered into a development, license and supply agreement with Gen-Probe Incorporated ("Gen-Probe"). Gen-Probe was subsequently acquired by Chugai Pharmaceutical Company, Ltd. ("Chugai"), a Japanese corporation. Gen-Probe has the option to acquire an exclusive worldwide license to any product consisting of, including, derived from or based on oligonucleotides for the treatment or prevention of Epstein-Barr virus, cytomegalovirus, HIV, human T-cell leukemia virus-1 and all leukemias and lymphomas. Genta is obligated to pursue the development of a therapeutic compound for the treatment of one of these indications as its first therapeutic development program. Under the agreement, if Gen-Probe exercises its option to acquire rights to a product in any such indication, the Company will grant Gen-Probe certain rights to sell such product and Gen-Probe must fund Genta's development of any such product, subject to certain limitations and early termination rights. If Gen-Probe fully funds the development of any such product, profits on sales of such product will be shared between the parties. In February 1996, Gen-Probe elected not to exercise such option with respect to Genta's anti-bcl-2 products, waiving any rights it may have had to develop or commercialize such products. The Gen-Probe agreement provides for perpetual worldwide licenses in applicable proprietary rights; royalty payments shall not accrue beyond the later of fifteen years after the first commercial sale of each product and the duration of patent in the country of sale. Gen-Probe is a stockholder in the Company.

         Ts'o/Miller/Hopkins. In February 1989, the Company entered into a license agreement with Drs. Paul Ts'o and Paul Miller (the "Ts'o/Miller
Agreement") pursuant to which Drs. Ts'o and Miller (the "Ts'o/Miller Partnership") granted an exclusive license to the Company to certain issued patents, patent applications and related technology regarding the use of nucleic acids and oligonucleotides including methylphosphonates as pharmaceutical agents. Dr. Ts'o is a Professor of Biophysics, Department of Biochemistry, and Dr. Miller is a Professor of Biochemistry, both at the

School of Public Health and Hygiene, Johns Hopkins University ("Johns Hopkins"). In May 1990, the Company entered into a license agreement with Johns Hopkins (the "Johns Hopkins Agreement," and collectively with the Ts'o/Miller Agreement, referred to herein as the "Ts'o/Miller/Hopkins Agreements") pursuant to which Johns Hopkins granted Genta an exclusive license to its rights in certain issued patents, patent applications and related technology developed as a result of research conducted at Johns Hopkins by Drs. Ts'o and Miller and related to the use of nucleic acids and oligonucleotides as pharmaceutical agents. In addition, Johns Hopkins granted Genta certain rights of first negotiation to inventions made by Drs. Ts'o and Miller in their laboratories in the area of oligonucleotides and to inventions made by investigators at Johns Hopkins in the course of research funded by Genta, which inventions are not otherwise included in the Ts'o/Miller/Hopkins Agreements. Genta had agreed to pay Dr. Ts'o, Dr. Miller and Johns Hopkins royalties on net sales of products covered by the issued patents and patent applications, but not the related technology, licensed to the Company under the Ts'o/Miller/Hopkins Agreements. The Company also agreed to pay certain minimum royalties prior to commencement of commercial sales of such products, which royalties may be credited under certain conditions against royalties payable on subsequent sales. Subject to certain rights of early termination, the Ts'o/Miller/Hopkins Agreements remain in effect for the life of the last-to-expire patent licensed under the respective agreements or until abandonment of the last-pending patent application licensed under the respective agreements.

         On February 14, 1997, the Company received notice from Johns Hopkins that the Company was in material breach of the Johns Hopkins Agreement. The Johns Hopkins Agreement provides that, if a material payment default is not cured within 90 days of receipt of notice of such breach, Johns Hopkins may terminate the Johns Hopkins Agreement. In February 1997, the Company paid Johns Hopkins $100,000 towards the post-doctoral support program. On May 15, 1997, Johns Hopkins sent a letter to the Company stating that the Johns Hopkins Agreement was terminated. According to Johns Hopkins, as of December 31, 1997, the Company owed Johns Hopkins and the Ts'o/Miller Partnership $602,657.52, of which $287,500 consisted of royalty payments to the Partnership for 1995 through 1997 and the balance consisted of the Company's obligations to provide funds to support a post-doctoral research program of Johns Hopkins and to support patent prosecutions. The Company is in negotiations with Johns Hopkins as to payment of the remaining balance although there can be no certainty that such negotiations will be successful. The Company also received notice from the Ts'o/Miller Partnership that it was in material breach of the license agreement for failure to pay royalties for 1995 through 1997, which the Ts'o/Miller Partnership claimed was in the aggregate amount of $275,068.49. This notice also provided that if such breach was not cured within 90 days, the license would be terminated. The negotiations that have been undertaken with Johns Hopkins have included the Ts'o/Miller Partnership as well. Based on a review of the research conducted with the technology provided by these licenses, the Company concluded that it could not develop potential products using this technology. Management's current strategy, therefore, is to employ alternative technologies that are available to it through other licenses or its own intellectual property. Accordingly, the Company no longer believes that the termination of the Ts'o/Miller/Hopkins Agreements will have a material adverse effect on the Company's antisense research and development activities although a requirement of the Company to pay the claimed amounts could have a material adverse effect on its financial condition.

         Other Anticode(TM) Antisense Agreements. The Company entered into agreements with Johnson & Johnson Consumer Products, Inc. in late 1995 which provided limited funding for preliminary feasibility studies using Genta's Anticode(TM) oligonucleotide compounds. Another agreement entered into in 1991 with Procter and Gamble Company ended in 1995. Under the terms of these agreements, if the collaborative partner elected to pursue the commercial development of an Anticode(TM) oligonucleotide compound upon completion of the feasibility studies, the parties would have entered into mutually acceptable development, license and supply agreements. Neither of these collaborative partners has indicated any interest in entering into such an agreement.

GENTA JAGO

         In 1992, Genta and Jagotec determined to enter into a joint venture (Genta Jago). The Company's purpose in establishing Genta Jago was to obtain a limited-scope license to Jagotec's GEOMATRIX technology in the hopes of producing shorter-term earnings than were expected from the Company's Anticode(TM) antisense programs. Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products and also contributed the Initial License referred to below. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec in 1992 as consideration for a license (the "Initial License") for Genta to use Jagotec's GEOMATRIX technology with respect to approximately 25 products, under the condition that Genta then contribute such technology to Genta Jago, which Genta did. The value of the Common Stock Genta issued to Jagotec was considered by the parties to be substantially below the actual fair market value of the Initial License. Jagotec's contribution to the joint venture consisted of such discount (coupled with the requirement that Genta contribute the Initial License to the joint venture) as well as certain know-how applicable to the GEOMATRIX technology.

         In 1994, separate from the original 1992 joint venture agreement, Genta and Jagotec began negotiations to expand Genta Jago to include the GEOMATRIX technology as applied to 35 additional products (the "Additional License"). In 1994, Jagotec granted Genta, for $1.85 million, an option (the "Expansion Option"), exercisable solely at Genta's discretion through April 30, 1995, to expand the joint venture by purchasing from Jagotec the Additional License at what the parties believed was a substantial discount to its actual fair market value on the condition that Genta then contribute it to the joint venture. An additional $2.0 million (the "Deposit") was deposited with Jagotec in 1994, but would only be retained by Jagotec, as partial payment of the exercise price for the Expansion Option, if Genta actually exercised the Expansion Option. If such Expansion Option was not exercised, the $2.0 million Deposit would be transferred to Genta Jago in the form of working capital loans payable by Genta Jago to Genta.

         Pursuant to the terms of the Expansion Option, for Genta to exercise the Expansion Option, Genta would have had to pay Jagotec an aggregate of $3.15 million in cash and 124,000 shares of Common Stock, valued at $1.6 million (based on the trading price at such time). The parties agreed the $3.15 million in cash would consist of (i) the $2.0 million Deposit made by Genta in 1994, which would be applied to the Expansion Option's exercise price upon Genta's election, in 1995, to exercise such Expansion Option; and (ii) an additional cash payment of $1.15 million to exercise the Expansion Option to be paid by Genta in 1995. In 1995, Genta exercised the Expansion Option.

         The Company provides funding to Genta Jago pursuant to a working capital loan agreement that expires in October 1998. See "MD&A--Liquidity and Capital Resources." In 1995, Genta Jago returned the Anticode technology to Genta in exchange for Genta's forgiveness of $4.7 million of principal and interest outstanding under existing working capital loans to Genta Jago. This amount was determined by an arm's- length negotiation between Genta, Jagotec, and Genta Jago and was based on the amount actually expended by Genta Jago for research and development related to the Anticode(TM) technology from the time Genta Jago originally acquired the relevant license in 1992 through the date of return in 1995.

         Genta has the option (the "Purchase Option") to purchase Jagotec's interest in Genta Jago during the period beginning on December 31, 1998 and continuing through December 31, 2000 at a purchase price equal to the remainder of (a) the sum of (i) the lesser of (x) 50% of the fair market value of Genta Jago, excluding the fair market value of Genta Jago's rights to the Initial License and the Additional License, or (y) $100 million, plus (ii) 50% of the fair market value of Genta Jago's rights to the Initial License and the Additional License, less (b) 1.714286 times the fair market value of the 70,000 shares of Common Stock issued to Jagotec pursuant to a Common Stock Transfer Agreement dated as of December 15, 1992, between Genta and Jagotec.

         Genta also has an exclusive worldwide license to use Jagotec's GEOMATRIX technology in Genta's Anticode antisense development programs. Genta Jago has contracted with Genta and Jagotec to conduct research and development and to provide certain other services.

         The Company is currently in negotiations with Jagotec and its affiliates to reach an agreement under which the terms of the joint venture would be restructured. There can be no assurance that such negotiations will result in a mutually satisfactory agreement.

Oral Controlled-Release Drugs

         Formulations of drugs using the GEOMATRIX technology are designed to swell and gel when exposed to gastrointestinal fluids. This swelling and gelling is designed to allow the active drug component to diffuse from the tablet into the gastrointestinal fluids, gradually over a period of up to 24 hours. The Company believes that the GEOMATRIX technology may have other benefits that, collectively, may distinguish it from competing controlled-release technologies. More specifically, the Company believes these formulations can control drug release and potentially modulate pharmacokinetic profiles to produce a variety of desired clinical effects. For example, the GEOMATRIX technology may be used to formulate tablets with a rapid or a delayed therapeutic effect by varying the release characteristics of the drug from the tablet. The GEOMATRIX technology may also be used to formulate tablets that release two drugs at the same or different rates, or tablets that release a drug in several pulses after administration.

         Genta Jago is using the GEOMATRIX drug delivery technology to develop oral controlled-release formulations for a broad range of presently marketed drugs which have lost, or will, in the near to mid-term, lose patent protection and/or marketing exclusivity. Certain of these presently marketed drugs are already available in a controlled-release format, while others are only available in an immediate release format that requires dosing several times daily. In the case of drugs already available in a controlled-release format, Genta Jago is seeking to develop bioequivalent products which would be therapeutic substitutes for the branded products. In the case of currently marketed products that are only available in immediate release form requiring multiple daily dosing, Genta Jago is seeking to develop once or twice-daily controlled-release formulations. The potential benefits of Genta Jago's oral controlled-release formulations may include improved compliance, greater efficacy and reduced side effects as a result of a more constant drug plasma concentration than that associated with immediate release drugs administered several times daily.

         Genta  Jago   currently  has  eight   products  in  various  stages  of
development that are intended to be bioequivalent generic versions of brand-name, controlled-release drugs currently marketed by others. Four of these products, nifedipine (Procardia XL(R)), ketoprofen (Oruvail(R)), carbidopa/levodopa (Sinemet(R)CR), and naproxen (Naprelan(R)) are currently undergoing manufacturing scale-up after completion of formulations development and pilot human pharmacokinetic studies. During the manufacturing scale-up phase of development, Genta Jago and its collaborators are seeking to proceed from the production of small-scale research quantities to the production of larger-scale quantities necessary for commercial scale manufacturing. The scale-up has not yet been successfully completed for these products. Assuming successful completion of manufacturing scale-up, pivotal bioequivalency studies are scheduled to begin for these products in 1998. Genta Jago believes that if such bioequivalency studies are successfully completed, Abbreviated New Drug Applications (each an "ANDA") may be filed with the FDA for two of its products in 1998. In addition, potentially bioequivalent versions of two other products--Voltaren-XR(R) (diclofenac) and Covera-HS(R) (verapamil)--have completed formulations development and pilot pharmacokinetic studies. Genta Jago intends to proceed with manufacturing scale-up on these two products during 1998. In December 1997, a competitor of the Company, Elan Corporation, received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., has filed an ANDA for a generic formulation of Procardia XL(R) (nifedipine). See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

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

Oral Controlled-Release Collaborative and Licensing Agreements

         Genta   Jago's   strategy   is   to    commercialize    its   GEOMATRIX
controlled-release products worldwide by forming alliances with pharmaceutical companies. Genta Jago has established three such collaborations.

         Genta Jago/Gensia/Brightstone. In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provide Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. The agreement has a term of the longer of twelve years and the patent term in the respective countries within the territory. Genta Jago received $1.2 million, $2.2 million and $1.9 million of funding in 1997, 1996 and 1995, respectively, pursuant to the agreement. Collaborative revenues of $1.5 million, $2.8 million and $3 million were recognized under the agreement during the years ended December 31, 1997, 1996 and 1995, respectively. Effective October 1996, Gensia and SkyePharma reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

         Genta Jago/Apothecon. In March 1996, Genta Jago entered into a collaborative licensing and development agreement (the "Genta Jago/Apothecon Agreement") with Apothecon, Inc. ("Apothecon"). Under the terms of the Genta Jago/Apothecon Agreement, Apothecon will provide funding to Genta Jago up to a specified maximum amount for the formulation of Q-CR ketoprofen (Oruvail(R)). The Genta Jago/Apothecon Agreement expires upon the expiration of the relevant patents in each covered country subject to certain early termination rights. The agreement also provides for Genta Jago to receive potential milestone payments and royalties on product sales. Terms of the agreement provide Apothecon exclusive rights to market and distribute the products on a worldwide basis.

         Genta Jago/Krypton. In October 1996, Genta Jago entered into five collaborative licensing and development agreements (the "Genta Jago/Krypton Agreements") with Krypton, Ltd. ("Krypton"), a subsidiary of SkyePharma, whereby Genta Jago would sublicense to Krypton rights to develop and commercialize potentially bioequivalent GEOMATRIX(R) versions of five currently marketed products, as well as another agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. The Genta Jago/Krypton Agreements have terms of the shorter of fifteen years from first commercial sale and the expiration of the patent term on a territory-by-territory basis. During 1997, Genta Jago received funding of $1.9 million under the Genta Jago/Krypton Agreements and recognized $2.3 million of collaborative revenue therefrom.

RESEARCH AND DEVELOPMENT

         In an effort to focus its research and development efforts on areas which provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third-party funding, technological advances, and other factors. As a result of such evaluation, the Company's product development plans have changed from time to time, and the Company anticipates that they will continue to do so in the future. The Company recorded research and development expenses of $5.4 million, $6.8 million and $13.1 million during 1997, 1996, and 1995, respectively, of which approximately $50,000, zero dollars and $1.1 million, respectively, were funded pursuant to collaborative research and development agreements and of which approximately $0.3 million, $1.6 million and $2.7 million, respectively, were funded pursuant to a related party contract revenue agreement with Genta Jago. See "MD&A--Results of Operations."

MANUFACTURING/JBL

         All  of  the   Company's   product  sales  are   attributable   to  its
manufacturing subsidiary, JBL Scientific, Inc. ("JBL"). The products JBL manufactures include: enzyme substrates that are used as color-generating reagents in clinical diagnostic tests, such as pregnancy tests, developed by JBL's customers; and fine chemical raw materials used in pharmaceutical research and development and manufacturing, such as those used to make biological polymers like peptides and oligonucleotides. JBL manufactures approximately 110-125 products on a recurring basis.

         Genta obtained its manufacturing capabilities in early 1991 through the acquisition of JBL. JBL is a manufacturer of high-quality specialty chemicals and intermediate products for the pharmaceutical and in vitro diagnostic industries. A number of Fortune 500 companies use JBL products as raw material in the production of a final product. JBL markets its products to over 100 purchasers in the pharmaceutical and diagnostic industries. JBL might, with additional capital investment, be able to manufacture commercial grade oligonucleotides, including G3139. See "MD&A--Certain Trends and
Uncertainties--Difficult Manufacturing Process; Access to Certain Raw Materials." JBL holds a California site license to manufacture drugs for use in clinical research, but the manufacturing facilities at JBL have not been inspected by the FDA for compliance with requirements for Good Manufacturing Practices ("GMP"). The Company is continuing to review and develop procedures, documentation and facilities for the production of oligonucleotides which it believes will adequately comply with the necessary GMP requirements. The Company is currently having G3139 made on a contract manufacturing basis by a third party supplier. See "MD&A--Certain Trends and Uncertainties--Difficult Manufacturing Process; Access to Certain Raw Materials." To the extent Genta is able to establish its own manufacturing capability for G3139, the Company should be able to reduce the cost of producing such oligonucleotides.

         The manufacture of all of the Company's and Genta Jago's products will be subject to GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products or have products manufactured for either of them in a timely fashion at acceptable quality and prices, that they or third-party manufacturers can comply with GMP, or that they or third-party manufacturers will be able to manufacture an adequate supply of product. Failure to establish compliance with GMP to the satisfaction of the FDA can result in delays in, or prohibition from, initiating clinical trials or commercial marketing of a product.

GENTA EUROPE

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe") received approximately 5.4 million French Francs (or, as of April 1, 1998, approximately $869,000) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta
Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment and is working with ANVAR to achieve a mutually satisfactory resolution.

SALES AND MARKETING

         Genta Jago has secured collaborative agreements with three entities for the development and commercialization of selected controlled-release pharmaceuticals. See "Genta Jago--Oral Controlled-Release Collaborative and Licensing Agreements." Genta Jago's collaborative agreements generally provide the collaborative partner exclusive rights to market and distribute the products in exchange for royalty payments to Genta Jago on product sales. Genta Jago's goal is to form additional collaborations to develop and market a number of its GEOMATRIX controlled-release products. There can be no assurance that any such potential product will be successfully developed or that any prospective collaborations or licensing arrangements will be entered into.

         JBL manufactures and markets specialty biochemicals and intermediate products to over 100 purchasers in the pharmaceutical and diagnostic industries, with the top 10 customers representing more than 70% of JBL's total sales. JBL's products are also sold to the academic, commercial and governmental research markets primarily through distributors. In addition, JBL conducts contract synthesis for pharmaceutical, diagnostic and industrial companies.

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

         Genta has a portfolio of intellectual property rights to aspects of oligonucleotide technology, which includes novel compositions of matter, methods of large-scale synthesis, methods of controlling gene expression, and cationic lipid compositions for delivery of oligonucleotides into cells. This portfolio includes issued United States and Canadian patents and patent applications filed by the Company. In addition, foreign counterparts of certain applications have been filed or will be filed at the appropriate time. Allowed patents generally would not expire until 17 years after the date of allowance if filed in the United States before June 8, 1995 or, in other cases, 20 years from the date of application. Generally, it is the Company's strategy to apply for patent protection in the United States, Canada, Western Europe, Japan, Australia and New Zealand.

         Since its incorporation, Genta has separately filed an aggregate of over 400 United States and foreign patent applications covering new compositions and improved methods to use, synthesize and purify oligonucleotides, linker-arm technology, and compositions for their delivery. Of these, over 280 are active.

         Under the agreement with Gen-Probe, Genta gained non-exclusive access to all technology developed by Gen-Probe, as of February 1989, related to the use of DNA probes for therapeutic applications. This technology is related to nucleic acid probes for quantitation of organisms and viruses, methods for their production, including nonnucleotide linking reagents, labeling, and purification, and methods for their use including hybridization and enhanced hybridization. This includes rights to 14 issued patents and several pending
United States patent applications and corresponding issued and pending applications in foreign countries. See "Genta Jago--Oligonucleotide Collaborative and Licensing Agreements - Gen-Probe (Chugai)."

         Genta also gained access to certain rights from the National Institutes of Health ("NIH") covering phosphorothioate oligonucleotides. This includes rights to three United States issued patents, one issued European patent and other corresponding foreign applications that are still pending. In addition, under an agreement with the University of Pennsylvania, Genta has acquired exclusive rights to antisense oligonucleotides directed against the bcl-2 gene as well as methods of their use for the treatment of cancer. On March 31, 1998, the United States Patent and Trademark Office issued a patent included in the Company's license agreement for claims covering antisense oligonucleotide compounds targeted against the bcl-2 gene. These claims cover the Company's proprietary Anticode(TM) oligonucleotide molecules which target the bcl-2 gene including its lead clinical candidate, G3139. Other related United States and corresponding foreign patent applications are still pending.

         Jagotec's GEOMATRIX technology is the subject of issued patents and pending applications. Jagotec currently holds four issued United States patents, five granted foreign patents, and other corresponding foreign patent applications still pending that cover the GEOMATRIX technology. Certain rights to GEOMATRIX technology have been licensed to Genta Jago. See "Genta Jago."

         The patent positions of biopharmaceutical and biotechnology firms, including Genta, can be uncertain and involve complex legal and factual questions. Consequently, even though Genta is currently prosecuting its patent applications with the United States and foreign patent offices, the Company does not know whether any of its applications will result in the issuance of any patents or if any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Genta cannot be certain that others have not filed patent applications directed to inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions.

         Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See "Competition." Accordingly, there can be no assurance that the Company's patent applications will result in issued patents or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to Genta will not be infringed or circumvented by others; nor can there be any assurance that others will not obtain patents that the Company would need to license or design around. There can be no assurance that the Company will be able to obtain a license to technology that it may require or that, if obtainable, such a license would be available on reasonable terms.

         There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. Moreover, the Company may become involved in interference proceedings declared by the United States Patent and Trademark Office (or comparable foreign office or process) in connection with one or more of its patents or patent applications to determine priority of invention, which could result in substantial cost to the Company, as well as a possible adverse decision as to priority of invention of the patent or patent application involved.

         The Company also relies upon unpatented trade secrets and no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or gain access to the Company's trade secrets or disclose such technologies to the public, or that the Company can meaningfully maintain and protect unpatented trade secrets.

         Genta requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreement generally provides that all confidential information developed or made known to the individual during the course of the individual's relationship with Genta shall be kept confidential and shall not be disclosed to third parties except in specific circumstances. In the case of employees, the agreement generally provides that all inventions conceived by the individual shall be assigned to, and made the exclusive property of, the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, or in the event of an employee's refusal to assign any patents to the Company in spite of such contractual obligation. See "MD&A--Certain Trends and Uncertainties--Uncertainty Regarding Patents and Proprietary Technology."

GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar authorities in foreign countries. Various federal, and in some cases state, statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal, and in some cases state, statutes and regulations, require the expenditure of substantial resources. Any failure by the Company, its collaborators or its licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

         The activities required before a new pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND. An IND becomes effective within 30 days of filing with the FDA unless the FDA imposes a clinical hold on the IND. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence, as the case may be, without prior FDA authorization and then only under terms authorized by the FDA. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/IIa" trials.

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

         For clinical investigation and marketing outside the United States, the Company is or may be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company's approach is to design its European clinical trials studies to meet FDA, European Economic Community ("EEC") and other European countries' standards. At present, the marketing authorizations are applied for at a national level, although certain EEC procedures are available to companies wishing to market a product in more than one EEC member state. If the competent authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a market authorization will be granted. The registration system proposed for medicines in the EEC after 1992 is a dual one in which products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EEC. Other products will be registered by national authorities under the local laws of each EEC member state. With regulatory harmonization finalized in the EEC, the Company's clinical trials will be designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets without the need to duplicate studies for individual country approvals. This approach also takes advantage of regulatory requirements in some countries, such as in the United Kingdom, which allow Phase I studies to commence after appropriate toxicology and preclinical pharmacology studies, prior to formal regulatory approval.

         Prior to the enactment of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the FDA, by regulation, permitted certain pre-1962 drugs to be approved under an abbreviated procedure which waived submission of the extensive animal and human studies of safety and effectiveness normally required to be in a NDA. Instead, the manufacturer only needed to provide an Abbreviated New Drug Application ("ANDA") containing labeling, information on chemistry and manufacturing procedures and data establishing that the original "pioneer" product and the proposed "generic" product are bioequivalent when administered to humans.

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

         Additionally, the FDA allows, under section 505(b)(2) of the Food Drug and Cosmetic Act, for the submission and approval of a hybrid application for certain changes in drugs which, but for the changes, would be eligible for an effective ANDA approval. Under these procedures the applicant is required to submit the clinical efficacy and/or safety data necessary to support the changes from the ANDA eligible drug (without submitting the basic underlying safety and efficacy data for the chemical entity involved) plus manufacturing and chemistry data and information. Effective approval of a 505(b)(2) application is dependent upon the ANDA-eligible drug upon which the applicant relies for the basic safety and efficacy data being subject to no outstanding patent or non-patent exclusivities. As compared to a NDA, an ANDA or a 505(b)(2) application typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the supply of raw materials must also be approved by the FDA.

         The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. Although the Company believes it is in compliance with these laws and regulations in all material respects (except as disclosed under "MD&A--Liquidity and Capital Resources"), there can be no assurance that the Company will not be required to incur significant costs to comply with such regulations in the future. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation."

COMPETITION

         For many of their applications, the Company's and Genta Jago's products under development will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of antisense and triple-strand technology and controlled-release formulation technology and the development of pharmaceuticals utilizing such technologies. The Company competes with fully integrated pharmaceutical companies which have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Smaller companies may also prove to be significant competitors, particularly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Furthermore, academic institutions, governmental agencies and other public and private research organizations have conducted and will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products that may be offered by the Company. In December 1997, a competitor of the Company, Elan Corporation received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., has filed an ANDA for a generic formulation of procardia XL(R) (nifedipine). See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

         The Company's products under development are expected to address an array of markets. The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of the Company's or competitors' products. See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition." Accordingly, the relative speed with which Genta and Genta Jago can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. The development by others of new treatment methods could render the Company's and Genta Jago's products under development non-competitive or obsolete.

         The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales. See "MD&A--Certain Trends and Uncertainties--Need for and Dependence on Qualified Personnel," "MD&A-- Certain Trends and Uncertainties--Uncertainty Regarding Patents and Proprietary Technology" and
"MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

         JBL's products address several markets, including clinical chemistry, diagnostics, molecular biology and pharmaceutical development. While many customers have specified JBL products in their manufacturing protocols, competition from several international competitors, many of whom have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution, could undermine JBL's competitive position. Competition has come primarily on price for some key JBL products for pharmaceutical development, and from competing technologies in diagnostics and molecular biology.

HUMAN RESOURCES

         As of December 31, 1997, Genta, JBL and Genta Europe had nine, 40 and one employees, respectively, nine of whom held doctoral degrees. Seventeen employees were engaged in research and development activities, 19 were engaged in manufacturing and 13 were in administration, sales and marketing positions. Most of the management and professional employees of the Company and JBL have had prior experience and positions with pharmaceutical and biotechnology companies. Genta believes it maintains satisfactory relations with its employees.

         In 1997, the Company terminated 11 employees and Genta Europe terminated one employee. The Company's overall staff was reduced by an additional net reduction of three employees in 1997, and two more to date in 1998, due to attrition. See

"MD&A--Certain Trends and Uncertainties--Need for and Dependence on Qualified Personnel."

ITEM 2. PROPERTIES

         Genta's principal administrative offices are located in San Diego, California where the Company occupied approximately 8,500 square feet. Effective March 1, 1998, the Company reduced its leased space in San Diego to 4,732 square feet and closed its laboratory facilities at this site. The Company's revised lease for these remaining administrative office facilities extends through August 1998, with the option for additional three-month extensions at the same rate of $6,073 per month. The Company believes this space will be adequate for its activities through 1998.

         JBL, the Company's manufacturing subsidiary, leases and occupies approximately 30,000 square feet of office, laboratory and manufacturing space in San Luis Obispo, California. This lease expires in 2000. The lease calls for rent of approximately $321,500 in 1998, with amounts generally increasing annually thereafter to reflect cost of living related increases. The Company currently uses substantially all of the manufacturing capacity of this facility. The Company believes that such space will be adequate for its planned operations through 1998. The Company also has an option to purchase property adjacent to this facility, for expansion, if necessary. A director and officer and another officer of the Company, Drs. Klem and Brown, respectively, are affiliated with the owners of the leased and adjacent properties.

         Genta Pharmaceuticals Europe, S.A., the Company's European subsidiary, leases approximately 10,000 square feet of office, laboratory and manufacturing space in Marseilles, France. The lease is cancelable in 2003 and expires in 2005. The annual lease cost is F.F. 575,319 (or, as of April 1, 1998, approximately $93,000). With the reduction of its operations, Genta Europe is currently seeking to sublet all or a portion of this space.

ITEM 3. LEGAL PROCEEDINGS

         (a) On February 5, 1997, Equity-Linked Investors, L.P. and Equity-Linked Investors-II (collectively, the "Plaintiffs") who, as a group, may be deemed beneficially to own more than five percent of the outstanding shares of the Common Stock of the Company as holders of Series A Preferred Stock, filed suit (the "Suit") in the Delaware Court of Chancery (the "Court") against the Company, each of the Company's directors and the Aries Funds (as hereinafter defined in Item 5). Through the Suit, the Plaintiffs sought to enjoin the transactions  contemplated  by The  Note  and  Warrant  Purchase  Agreement  (as
hereinafter defined in Item 5) (the "Transactions"), rescission of the Transactions, damages, attorney fees, and such other and further relief as the Court may deem just and proper. The Suit alleged that the Board of Directors of the Company breached fiduciary duties by failing to consider financing alternatives to the Transactions and further alleged that the Transactions were not in the best interests of the stockholders. Additionally, the Suit alleged that the Aries Funds aided and abetted such breach of fiduciary duty through their participation in the Transactions. On March 4 and 5, 1997, a trial was held before the Court. On April 25, 1997, the Court rejected the plaintiffs' challenge to the Transactions and ruled in favor of Genta, Genta's directors and the Aries Funds, who were the defendants. The Court entered a judgment in favor of Genta and its directors in the Suit.

         LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer has asserted claims against the Company and others. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services particularly in connection with a $3 million investment for which LBC is seeking a fee. On March 30, 1998, the Company received a Statement of Claim under NASD arbitration rules, and a request that the Company voluntarily submit to NASD arbitration. The Company has not yet responded to that request. LBC's Statement of Claim seeks damages in the form of cash (in excess of $4 million), stock, warrants and other securities. On April 9, 1998, the Company's counsel learned that, in addition, a Complaint has been filed in the United States District Court for the Southern District of New York (98 Civ. 2491) by LBC against the Company and the same other parties. However, such Complaint has not yet been served upon the Company. The Company believes it has valid legal and equitable defenses to LBC's claim. Whether LBC's claims are ultimately adjudicated in arbitration or litigation, the Company intends to defend vigorously and possibly to assert counterclaims against LBC.

         (b) No material legal proceedings were terminated in the quarter ending December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the quarter ended December 31, 1997.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

      Name                        Age                 Position

Kenneth G. Kasses, Ph.D            53       President,         Chief
                                            Executive   Officer  and
                                            Director of the Company

Robert E. Klem, Ph.D.              53       Vice    President    and
                                            Director  of the Company
                                            and   Chairman   of  the
                                            Board of JBL

Lauren R. Brown, Ph.D.             55       Vice  President  of  the
                                            Company and President of
                                            JBL

         Kenneth G. Kasses, Ph.D., is Genta's President, Chief Executive Officer and a member of the Board of Directors. From 1991-1997, Dr. Kasses was affiliated with the Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company, serving as Senior Vice President and General Manager until 1994 when he was appointed President. From 1988 through 1990, he served as Director, Business Development and Planning, for the Medical Products Department of E. I. duPont de Nemours & Company, Inc. In that capacity he played a key role in the formation of The DuPont Merck Pharmaceutical Company, a joint venture between DuPont and Merck and Co., Inc. Prior to that he served as Director, U.S. Pharmaceuticals, for DuPont from 1987-1988 and as President of DuPont Critical Care from 1986-1987. Prior to this, Dr. Kasses held a variety of executive positions from 1973-86 at American Critical Care, CIBA-GEIGY Pharmaceuticals, Ayerst Laboratories and Block Drug Company. Dr. Kasses received a B.S. in biology from Dickinson College in 1966 and a Ph.D. in pharmacology from New York Medical College in 1974. Dr. Kasses also currently serves on the Board of Directors of the United Way of Merrimack Valley (Mass.).

         Robert  E.  Klem,  Ph.D.,  has been a  director  of the  Company  since
February 1991, a Vice President of the Company since October 1991 and is currently the Company's Principal Accounting Officer. Dr. Klem co-founded JBL Scientific, Inc. ("JBL"), a wholly owned subsidiary of the Company, in 1973 and, since then, has been Chairman of the Board and Chief Technical Officer of JBL with overall managerial responsibility for JBL. Previously, Dr. Klem was the Plant Manager for The DuPont Company in Victoria, Texas from 1970 to 1974. Dr. Klem received his Ph.D. in Organic Chemistry from the University of California at Riverside.

         Lauren R. Brown, Ph.D., has been a Vice President of the Company since October 1991. He co-founded JBL Scientific in 1973 and since then has been President of JBL, which Genta acquired in February 1991. He has had significant experience in the scale-up of a wide variety of processes, including many custom syntheses under GMP standards for outside companies. Present responsibilities include oversight of sales and marketing, quality control and process development programs as well as participating in the overall management of JBL. Dr. Brown received his Ph.D. in Organic Chemistry from the University of California at Riverside. He is active in community affairs in San Luis Obispo and presently serves on the Boards for the YMCA and the Chamber of Commerce.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information

         Throughout 1996 and in the beginning of 1997, the Company's common stock was traded on the Nasdaq National Market under the symbol "GNTA."
Beginning February 7, 1997, the Company's common stock traded in the over-the-counter market on the Nasdaq SmallCap Market, initially under the symbol "GNTAC." During the 20 trading days immediately following the Company's reverse stock split effected on April 7, 1997, the Company's common stock traded under the symbol "GNTCD." Genta resumed trading under the symbol "GNTA" on July 24, 1997, after having met the terms for continued listing as set forth in the April 11, 1997 revised exception of the Nasdaq Listing Qualifications Panel. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by Nasdaq (as adjusted for the Reverse Stock Split).

                                 High                 Low
                                 ----                 ---
1996
First Quarter                    29 3/8               18 3/4
Second Quarter                   28 3/4               14 3/8
Third Quarter                    20                   4 3/8
Fourth Quarter                   15                   2 13/16

1997
First Quarter                    9 11/16              2 1/2
Second Quarter                   6 1/2                1 3/4
Third Quarter                    3 3/4                1 5/16
Fourth Quarter                   2 3/4                   25/32


(b) Holders

         There were 337 holders of record of the Company's common stock as of April 10, 1998.

(c) Dividends

         The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its common stock until such time as all cumulative dividends have been paid on outstanding shares of its Series A and Series D convertible preferred stocks. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D convertible preferred stock, for the development of its business. See "MD&A--Liquidity and Capital Resources."

(d)   Recent Sales Of Unregistered Securities

         In February 1997, the Company raised gross proceeds of $3 million in a private placement, to The Aries Fund, a Cayman Islands Trust and the Aries Domestic Fund, L.P. (collectively the "Aries Funds"), of Convertible Notes and warrants to purchase common stock ("Bridge Warrants"). The Convertible Notes, together with accrued interest thereon, were converted pursuant to their terms into an aggregate of 65,415 shares of Series D Preferred Stock, which in turn are convertible, at $0.94375 per share, into 6,931,391 shares of common stock. The Bridge Warrants permit the purchase of up to an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share (subject to adjustment upon the occurrence of certain events). Pursuant to the Note and Warrant Purchase Agreement dated as of January 28, 1997 between the Company and the Aries Funds (the "Note and Warrant Purchase Agreement"), the Aries Funds have the right to appoint a majority of the members of the Board of Directors of the Company. See "MD&A--Certain Trends and Uncertainties--Certain Interlocking Relationships; Potential Conflicts of Interest."

         On June 6, 1997, the Aries Funds entered into a Line of Credit Agreement with the Company pursuant to which the Aries Funds provided the Company with a line of credit of up to $500,000, which subsequently was repaid, in consideration for warrants (the "Line of Credit Warrants") to purchase 50,000 shares of Common Stock exercisable at $2.50 per share, subject to adjustment upon the occurrence of certain events.

         As of August 27, 1997, the Company entered into separate consulting agreements with each of Dr. Paul O.P. Ts'o and Dr. Sharon B. Webster (both former directors of the Company), pursuant to which, in addition to certain other compensation for consulting services to be rendered thereunder, the Company issued 15,400 shares of Common Stock to Dr. Ts'o and 15,500 shares of Common Stock to Dr. Webster.

         On June 30, 1997, a total of 161.58 Premium Preferred UnitsTM ("Units") were sold to accredited investors in a private placement (the "Private Placement"). Such sale was made in reliance on the exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act. Each unit sold in the Private Placement consists of 1,000 shares of Premium Preferred StockTM, par value $0.001 per share, stated value $100.00 per share, and warrants to purchase 5,000 shares of the Company's common stock, par value $0.001 per share, at any time prior to the fifth anniversary of the final closing date. A total of $16,158,000 was raised. The net proceeds to the Company were

$14,036,772. The respective conversion and exercise prices of the Series D Preferred Stock and the Class D Warrants is $0.94375 per share of common stock, subject to adjustment upon the occurrence of certain events. In connection with the Private Placement, the placement agent -- Paramount Capital, Inc. -- received cash commissions equal to 9% of the gross sales price and a non-accountable expense allowance equal to 4% of the gross sales price, and the placement agent received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has agreed to enter into a financial advisory agreement with the placement agent pursuant to which the financial advisor shall receive certain cash fees and has received warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit.

         The Company was contractually required to file, and has filed, a Registration Statement on Form S-3 with the Securities and Exchange Commission (the "SEC") under the Securities Act with respect to the common stock issuable upon conversion and upon exercise of the securities issued in the private placement consummated in February 1997 and the Private Placement. The SEC has not yet declared this registration statement effective. There can be no assurance that such registration statement will ever become effective or that any delay or failure to have such registration statement declared effective will not have a material adverse effect on the Company. See "MD&A--Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                     1997          1996              1995            1994            1993
                                                     ----          ----              ----            ----            ----
                                                                      (In thousands, except per share amounts)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:

Product sales                                      $  4,702        $  4,925        $  3,782        $  3,574        $  3,263
Gain on sale of technology                               --             373              --              --              --
Related party contract revenue                          350           1,559           2,748           2,957              --
Collaborative research and
  development                                            50              --           1,125           3,142           4,733
                                                   --------        --------        --------        --------        --------
                                                      5,102           6,857           7,655           9,673           7,996
                                                   --------        --------        --------        --------        --------
Costs and expenses:
       Cost of products sold                          3,099           2,479           1,899           1,710           1,593
Research and development                              5,387           6,777          13,103          15,835          12,117
Charge for acquired in-process
  research and development                               --              --           4,762           1,850              --
Selling, general and administrative                   8,075           6,255           6,361           7,032           5,140
                                                   --------        --------        --------        --------        --------
                                                     16,561          15,511          26,125          26,427          18,850
                                                   --------        --------        --------        --------        --------
Loss from operations                                (11,459)         (8,654)        (18,470)        (16,754)        (10,854)
Equity in net loss of joint venture                  (1,193)         (2,712)         (6,913)         (7,425)         (5,310)
Other income, net                                    (2,773)           (726)             17             731             646
                                                   --------        --------        --------        --------        --------
Net loss                                           $(15,425)       $(12,092)       $(25,366)       $(23,448)       $(15,518)
Dividends on Preferred Stock                         (1,695)         (2,525)         (2,551)         (2,550)           (671)
Dividends imputed on preferred stock                (16,158)         (2,348)       $ (1,000)             --              --
                                                   --------        --------        --------        --------        --------
Net loss applicable to common shares               $(33,278)       $(16,965)       $(28,917)       $(25,998)       $(16,189)
                                                   --------        --------        --------        --------        --------
Net loss per common Share (1)                      $  (7.52)       $  (5.69)       $ (14.82)       $ (19.00)       $ (11.90)
                                                   --------        --------        --------        --------        --------
Shares used in the calculation of net
  loss per common share                               4,422           2,983           1,952           1,371           1,362
                                                   --------        --------        --------        --------        --------
Deficiency of earnings to meet
  combined fixed charges and
  preferred stock dividends (2)                    $(33,278)       $(16,965)       $(28,917)       $(25,998)       $(16,189)


                                                                                DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                       1997            1996            1995            1994           1993
                                                       ----            ----            ----            ----           -----
                                                                              (In thousands)
CONSOLIDATED BALANCE
SHEET DATA:

Cash, cash equivalents and short-term
       investments                                   $  8,456        $    832        $    272        $ 11,103        $34,594
Working capital (deficit)                               5,807          (2,995)         (1,580)          5,597         30,524
Total assets                                           15,754          11,169          15,631          23,808         45,486
Notes payable and capital lease
      obligations, less current portion                    --             120           2,334           1,871          1,651
Series A redeemable preferred stock                    22,830          26,405          30,000          30,000         30,000
Total Stockholders' equity (deficit)                  (13,405)        (22,331)        (23,028)        (14,504)         8,064

(1) Computed on the basis of net loss per common share described in Note 1 of Notes to Consolidated Financial Statements

(2) The Company has incurred losses and, thus, has had a deficiency in fixed charges and preferred stock dividend coverage since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities, establishment of a sales and marketing organization, and development activities undertaken by Genta Jago, the Company's joint venture with Jagotec. From the period since its inception to December 31, 1997, the Company has incurred a cumulative net loss of $124.5 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

         The Company's independent auditors have included an explanatory statement in their report to the Company's financial statements at December 31, 1997, that expresses substantial doubt as to the Company's ability to continue as a going concern. There are several factors that must be considered risks in that regard and those that are known to management are discussed in "MD&A--Certain Trends and Uncertainties."

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations,  beliefs,  intentions  or  strategies  regarding  the future.  The
Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10- K. The Company does not undertake to update any forward-looking statements.

RESULTS OF OPERATIONS

         Operating revenues totaled $5.1 million in 1997 compared to $6.9 million in 1996 and $7.7 million in 1995. The decreases in revenues over this period is primarily attributable to decreases in revenues from Genta Jago for services provided to Genta Jago by the Company. These "Related party contract revenues" were $350,000 in 1997, $1.6 million in 1996, and $2.7 million in 1997. The expenses for which these revenues are received are recorded as Costs and Expenses in the same period such that the net effect on Genta's consolidated statements is zero (see below). It is anticipated that as the Company has reduced its resources and focused them on its development of its lead Anticode oligonucleotide, G3139, this trend will continue in that the Company will continue to minimize the services it provides to Genta Jago. It should be noted that at the same time, the Company is also reducing its commitment to provide funds to Genta Jago. The Company is currently in negotiations with Jagotec and its affiliates to reach an agreement under which the terms of the joint venture would be restructured. There can be no assurance that such negotiations will result in a mutually satisfactory agreement.

         Collaborative research and development revenues were $50,000 in 1997, representing deferred revenues recognized pursuant to the Company's collaboration with Johnson & Johnson Consumer Products, Inc., and $1.1 million in 1995, earned through the collaboration with The Procter & Gamble Company. See
"Business--Anticode(TM)       Brand      of      Antisense       Oligonucleotide
Programs--Oligonucleotide Collaborative and Licensing Agreements--Other Anticode Agreements." Both of these agreements have ended and there have been no indications that either will produce additional revenues in the future.

         All of the Company's product sales are attributable to JBL. Sales of specialty chemical and pharmaceutical intermediate products used in the clinical diagnostics, pharmaceutical research and development and pharmaceutical manufacturing decreased to $4.7 million in 1997 from $4.9 million in 1996 and were $3.8 million in 1995. While the annual demand for many of JBL's products is relatively stable, there has been a slight downward trend for clinical diagnostic raw materials and an upward trend for research and development and pharmaceutical manufacturing raw materials. Overall, demand for the Company's products has been increasing, while competition has caused prices to decrease. In 1995 and 1996, sales of products used in pharmaceutical manufacturing and pharmaceutical research and development increased due to increased market penetration while sales of products used in clinical diagnostics trended slightly downward. In 1997, demand for the Company's products continued to increase, particularly intermediates used in pharmaceutical research and development and pharmaceutical manufacturing; however, competition caused sales prices to decrease.

         Europa Bioproducts ("Europa"), JBL's European distributor, accounted for approximately 25%, of product sales in 1997, 27% in 1996, and 21% in 1995. No other customer accounted for more than 10% of product sales in 1997. One other customer who accounted for less than 10% of product sales in 1997 accounted for approximately 16% of product sales during the year ended December 31, 1995. Individual customers' demands for JBL products generally fluctuates with the outcomes of clinical trials or the availability of funding. The Company believes that the loss of any material customer, if not replaced, could have an adverse effect on the Company.

         Costs and expenses totaled $16.6 million in 1997 compared to $15.5 million in 1996 and $26.1 million in 1995. Over this period the costs of products sold by JBL have increased as market penetration and volumes increased. The increase in costs of products sold in 1997 as compared to 1996 was due to increased labor costs necessary to meet increased production volumes and to the redeployment of certain employees in connection with a reduction in Genta's research and development staff. As a result of these increased costs and reduced selling prices in response to competition, gross margins decreased from 50% in 1995 and 1996 to 34% in 1997.

         Research and Development expenses as a whole were reduced in 1996 from the prior year by $6.3 million (48%) and an additional $1.4 million (21%) in 1997. The decrease in research and development expenses is primarily attributable to the Company's restructuring and the redeployment of certain employees mentioned above, and related workforce reductions implemented in 1995, 1996 and 1997 (see below) together with the discontinuation or non-initiation of several programs. Research and development and certain other services the Company provided to Genta Jago under the terms of the joint venture were significantly reduced over the period from 1995 through 1997. These amounts were $2.7 million in 1995, $1.6 million in 1996, and $350,000 in 1997 (see above).
Also included in Research and Development expenses during 1995 were non-recurring charges for acquired in-process research and development totaling $4.8 million associated with the expansion of Genta Jago to obtain rights to develop additional GEOMATRIX-based products. The technological feasibility of the acquired in-process research and development had not yet been established and the technology had no future alternative uses at the date of acquisition. Furthermore, due to uncertainties regarding the Company's ability to demonstrate bioequivalence of potential products, management is unable to make estimates regarding the efforts necessary to develop the acquired, in- process technology into a commercially viable product. However, it is expected that any such development would require significant cash resources.

         In an effort to focus its research and development efforts on areas that provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third-party funding, technological advances, and other factors. As a result of such evaluation, the

Company's product development plans have changed from time to time, and the Company anticipates that they will continue to do so in the future.

         In total, the Company's costs and expenses increased by approximately $1.0 million in 1997 relative to 1996. The decreases in research and development expenses described above were partially offset by a $600,000 non-recurring charge in General and Administrative Expenses recorded in the third quarter of 1997 related to management's decision to abandon certain patents that management determined were no longer germane to the Company's mainstream business (see below). In addition, G&A Expenses also increased as a result of increased legal expenses associated with successfully defending the litigation brought by certain of the Company's preferred stockholders challenging a $3.0 million investment made in February 1997, which litigation was resolved in the Company's favor in April 1997; increased accounting and legal expenses due to the Company's successful efforts to avoid a potential Nasdaq delisting and associated with the equity offerings consummated in 1997; and increased recruiting expenses. See "Legal Proceedings" and "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities."

         As note above, in an effort to reduce costs and conserve working capital, Genta initiated a termination plan in March 1995, whereby the Company terminated 26 employees involved in the Company's research and development activities. The Company recorded General and Administrative expenses totaling $250,000 for accrued severance costs associated with the 26 terminated employees. In October 1996, Genta again reassessed its personnel requirements and established a second termination plan whereby the Company terminated 16 research and administrative employees and recorded General and Administrative expenses of $850,000 for accrued severance. In May 1997, Genta again reassessed its personnel requirements and established a third termination plan involving the termination of 12 research and administrative employees. The Company recorded General and Administrative expenses of $868,000 in the second quarter of 1997 for accrued severance costs. The Company has reduced its work force to a core group of corporate personnel to maintain Genta's operations in the development of G3139. Chemical and manufacturing development and quality assurance and control is managed or conducted at JBL, in coordination with Genta's core staff.

         Services and capabilities that have not been retained within the Company are out- sourced through short-term contracts or from consultants. All preclinical biology and clinical trial work is now conducted through such collaborations with external scientists and clinicians. The Company anticipates that, if sufficient collaborative revenues and other funding are available, research and development expenses may increase in future years due to requirements for preclinical studies, clinical trials, the G3139 Anticode oligonucleotide program and increased regulatory costs. The Company will be required to assess the potential costs and benefits of developing its own Anticode(TM) oligonucleotide manufacturing, marketing and sales activities if and as such products are successfully developed and approved for marketing, as compared to establishing a corporate partner relationship .

         The Company's policy is to evaluate the appropriateness of carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indentify a material impairment of these intangible assets, such impairment would be recognized by a write- down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents; seek to out-license them; or abandon them. In 1997, as a result of such evaluation, the Company recorded charges to General & Administrative Expenses of $600,000 to account for the value of the abandoned patents no longer related to the research and development efforts of the Company.

         The Company's equity in net loss of joint venture (Genta Jago) totaled $1.2 million in 1997 compared to $2.7 million in 1996 and $6.9 million in 1995. The decrease in the Company's equity in net loss of joint venture during 1997 relative to 1996 is largely attributable to the fact that development efforts are now focused exclusively on GEOMATRIX-based products and a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties. The operating results of Genta Jago are based primarily on three factors. First, Genta Jago receives collaborative research and development revenue from third parties. Secondly, Genta Jago is billed by Jagotec and Genta for research and development costs associated with Genta Jago projects. Thirdly, there are general and administrative costs associated with the joint venture. Through May 1995, Genta Jago's development efforts were not strictly GEOMATRIX-based products. Genta Jago also had the right to develop six Anticode(TM) oligonucleotide products licensed from Genta. However, in 1995 the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX-based products. In connection with the return of the Anticode(TM) oligonucleotide technology license rights to Genta in May 1995, Genta Jago's note payable to Genta was credited with approximately $4.7 million in principal and accrued interest. Genta Jago recorded the loan credit and related accrued interest as a gain on waiver of debt in exchange for return of license rights to related party. Furthermore, since Genta Jago was no longer responsible for developing Anticode(TM) oligonucleotide products, its future working capital requirements were reduced. The equity in net loss of joint venture is determined by reducing the loss per Genta Jago financials by Genta's 20% markup on internal costs for which the joint venture is billed plus the interest accrued on the working capital loans.

         Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, there is reason to believe that any products that may be marketed in the future could represent significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competitors to Genta Jago's products being in the marketplace before Genta Jago, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products from payers such as reimbursers and government buyers. See "MD&A--Certain Trends and Uncertainties--Uncertainty of Technological Change and Competition" and "MD&A--Certain Trends and Uncertainties--Uncertainty of Product Pricing, Reimbursement and Related Matters." Both of these factors may adversely affect Genta Jago even if it is successful in developing products to obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is seeking to direct its resources from the joint venture to its Anticode development, specifically G3139, for the immediate future.

         Interest  income  has  fluctuated   significantly   each  year  and  is
anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates each period.

         Interest expense was $3,323,000 in 1997, $886,000 in 1996, and $323,000
in 1995. In consideration of EITF D-60 which was issued by the SEC in March 1997, the Company recorded $666,667 in imputed interest on $2.0 million in 4% Convertible Debentures due August 1, 1997, that were originally issued in September 1996 and were converted at a 25% discount to market. The discount represents an effective interest rate of 38%. The charge has been included in Interest expense in 1996. The Company also recorded a $3.0 million charge to imputed interest in 1997 related to value associated with 6.4 million Bridge Warrants issued in connection with a $ 3.0 million debt issue in February 1997.

         In April 1998, in consideration of EITF D-60, the Company recorded $2,348,000 and $1,000,000 in imputed dividends in 1996 and 1995, respectively, for discounted conversion terms related to convertible preferred stock issued in 1996 and 1995. The preferred stock was convertible into common shares based on a conversion price equal to 75% of the average closing bid prices of the Company's common stock for a specified period. In 1997, the Company recorded $16,158,000 in imputed dividends for discounted conversion terms and liquidation preference of the Series D Preferred Stock issued in the Private Placement. The charges have been recorded as dividends imputed on preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $112.4 million through December 31, 1997, including net proceeds of $17.0 million raised during 1997. At December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $8.5 million compared to $532,000 at December 31, 1996. The increase in cash, cash equivalents and short-term investments during 1997 is largely attributable to proceeds from the Company's private placements, as described in Note 8 to the Company's consolidated financial statements.

         The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company projects that at its current rate of spending and for its current activities, its existing cash funds will enable the Company to maintain its present operations into the first quarter of 1999. To the extent that the Company is successful in accelerating its development of G3139 or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Similarly, the Company has been seeking to identify and hire additional senior managers to direct the business of the Company. To the extent it is successful in these endeavors, the rate of cash utilization would also increase. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A--Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources devoted to Genta Jago;
(iv) the level of resources that the Company devotes to sales and marketing capabilities; (v) technological advances; (vi) the activities of competitors; and (vii) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, Jto conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

         If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, costs associated with the market introduction of potential products, expansion of its administrative activities.

         In connection with the Genta Jago joint venture formed in late 1992 and expanded in May 1995, the Company provides funding to Genta Jago pursuant to a working capital loan agreement that expires in October 1998. The loans are advanced up to a mutually agreed upon maximum commitment amount, which amount is established by Genta and Genta Jago not less than once each calendar quarter, if necessary, based upon the review and consideration by the parties of mutually-acceptable budgets, expense reports, forecasts and workplans for research and development of the products by Genta Jago. Genta is not required to fund amounts in excess of the agreed-upon commitment amount. Working capital loans consist of cash advances to Genta Jago from Genta and research expenses incurred by Genta on behalf of Genta Jago. Such working capital loans to Genta Jago are recorded by Genta as Loans receivable from joint venture and are expensed on Genta's books as funds are spent by Genta Jago, as the collectibility of such loans is no longer assured. In connection with Genta Jago's return of the Anticode(TM) oligonucleotide license rights to Genta in May 1995, the working capital loan payable by Genta Jago to Genta was credited with a principal and interest reduction of approximately $4.7 million. As of December 31, 1997, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the aforementioned credit, which amount fully satisfied what the Company believes is the loan commitment established by the parties through December 31, 1997. Such loans bear interest at rates per annum ranging from 5.81% to 7.5%, and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago and specified cash balances are maintained by Genta Jago. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. Genta Jago repaid Genta $1 million in principal of its working capital loans, in November 1996, from license fee revenues. The amount of future loans by Genta to Genta Jago will depend upon several factors, including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability and willingness to provide loans, and the timing and cost of Genta Jago's preclinical studies, clinical trials and regulatory activities. The Company is currently in negotiations with Jagotec and its affiliates to reach an agreement under which the terms of the joint venture would be restructured. There can be no assurance that such negotiations will result in a mutually satisfactory agreement. See "MD&A-- Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements."

         In 1997, the Company did not acquire additional property or equipment. Through December 31, 1997, the Company acquired $10.1 million in property and equipment of which $5.5 million was financed through capital leases and other equipment financing arrangements, $3.3 million was funded in cash and the remainder was acquired through the Company's acquisition of JBL. The Company has commitments associated with its capital leases and operating leases as discussed further in Note 7 to the Company's consolidated financial statements. In 1997, the Company bought out its equipment finance loan balance with the $251,000 in security deposits then held by the equipment finance company. During 1997, fixed assets decreased due to the sale of furniture and equipment incident to the reduction of operations at Genta Pharmaceuticals Europe and the closure of the research and development laboratory at Genta's San Diego facility. Leasehold improvements were written off by approximately $353,000 to General and

Administrative   expense  due  to  the   reduction   of   operations   at  Genta
Pharmaceuticals Europe. The Company discontinued its effort to develop a capability at JBL to manufacture oligonucluotides and wrote off $530,000 to research and development expense.

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation." The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         Terms of the Company's Series A Preferred Stock require the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $5 per share per annum in the third and fourth years. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option. Dividends on the Series A Preferred Stock accrue on a daily basis (whether or not declared) and shall accumulate to the extent not paid on the annual dividend payment date following the dividend period for which they accrue. The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard. In September 1996, holders of 55,900 shares of Series A Preferred Stock redeemed such shares and related accrued and unpaid dividends for an aggregate of 242,350 shares of the Company's Common Stock. The effect on the financial statements of the redemptions was a reduction in Accrued dividends on preferred stock, a reduction in the Series A redeemable preferred stock, an increase in the Par value of Common Stock, and an increase in Additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed for, or converted into, the Company's Common Stock, the effect on the financial statements will be the same as that previously described. The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series A and Series D Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stock, for the development of its business. See "MD&A--Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments."

         The Company continually evaluates its intangible assets for impairment. If evidence of impairment is noted, the Company determines the amount of impairment and charges such impairment to expense in the period that impairment is determined. Through December 31, 1997 management has considered projected future cash flows from product sales, collaborations and proceeds on sale of such assets and, other than the $600,000 charge recorded in 1997 related to the disposal of certain patents, has determined that no additional impairment exists. See "MD&A--Results of Operations."

IMPACT OF YEAR 2000

         Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using 00 as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could cause a system failure or miscalculations causing disruption of operations, including a temporary
inability  to  process   transactions  or  engage  in  similar  normal  business
activities.

         The Company is completing an assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is not expected to be material. The year 2000 project is expected to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company.

         The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

CERTAIN TRENDS AND UNCERTAINTIES

         In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully.

Need for Additional Funds; Risk of Insolvency.

         Genta's operations to date have consumed substantial amounts of cash. The Company's auditors have included an explanatory paragraph in their opinion with respect to the Company's ability to continue as a going concern. See "Report of Ernst & Young, LLP, Independent Auditors" and "MD&A--Liquidity and Capital Resources." The Company will need to raise substantial additional funds to conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of research and development, results of pre-clinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the FDA and foreign regulatory processes, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

Loss History; Uncertainty of Future Profitability.

         Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago.

From the period since its inception to December 31, 1997, the Company has incurred a cumulative net loss of $124.5 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company's independent auditors have included an explanatory paragraph in their report to the Company's financial statements at December 31, 1997, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. See "Report of Ernst & Young LLP, Independent Auditors" and "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

Subordination of Common Stock to Series A and Series D Preferred Stock;  Risk of
     Dilution; Anti-Dilution Adjustments.


         In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $27.2 million preference of the 453,100 outstanding shares of Series A Preferred Stock and the approximately $37.4 million preference of 267,390 shares of Series D Preferred Stock (including 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series A and Series D Preferred Stocks have been paid or funds have been set aside for such preferred dividends by the Company.

         The conversion rate of the Series A Preferred Stock and the exercise price of warrants issued in connection with the Series A Preferred Stock (the "Series A Warrants") are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $67.50 per share or less. As of March 1, 1998, each share of Series A Preferred Stock is convertible into approximately 7.25 shares of Common Stock at a conversion price of $8.27 per share and the exercise price of the Series A Warrants is presently $9.32 per share. There are outstanding Series A Warrants to purchase an aggregate of 675,966 shares of Common Stock, which expire on September 24, 1998. The conversion rate of the Series D Preferred Stock and the exercise prices of the Class D Warrants are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at prices per share below certain levels. In addition, the Conversion Price of the Series D Preferred Stock in effect on June 29, 1998 (the "Reset Date") will be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the 20 consecutive trading days immediately preceding the Reset Date (the "12 Month Trading Price") is less than 140% of the then applicable Conversion Price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable Conversion Price will be reduced to be equal to the greater of (i) the 12 Month Trading Price divided by
1.40 and (ii) 25% of the then applicable Conversion Price. Each share of Series D Preferred Stock is presently convertible into approximately 106 shares of Common Stock, at a conversion price of $0.94375 per share of Common Stock, and the exercise price of the Class D Warrants is presently $0.94375 per share. There are 807,900 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. Finally, the Company has outstanding Bridge Warrants to purchase an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share, warrants to purchase an aggregate of 95,768 shares of Common Stock at various exercise prices between approximately $13 and $21 per share and outstanding employee stock options. The Note and Warrant Purchase Agreement provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997, however, the Company has to date been unable to have such shelf registration statement declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

Claims of Genta's Default Under Various Agreements.

         On May 7, 1997 Jago and Jagotec gave Genta Jago formal notices of its assertion that Genta Jago is in breach of the Restated GEOMATRIX(R) Services Agreement, the Restated GEOMATRIX(R) Research and Development Agreement and the Restated GEOMATRIX(R) License Agreement, stating that should the breach not be cured within the applicable cure period, Genta Jago would reserve the right to terminate the agreements in accordance with their terms. Each of these Agreements provides for a cure period of 30 days, except that if the default is not capable of being cured within this period and the defaulting party is diligently undertaking to cure such default as soon as commercially feasible thereafter under the circumstances, then the non-breaching party shall have no right to terminate the agreement. In addition each of these agreements contains a provision providing for the final resolution of any disputes, claims or controversies, whether before or after termination of the agreement, by arbitration in Paris, France. After the 30-day cure period expired, Jago did not take action purporting to terminate these agreements but did not rescind the notices of default. Jago, Jagotec and Jago Holding AG also gave formal notice of default under the Restated Joint Venture and Shareholders Agreement, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to Jago. The amount claimed by Jago to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. There is no specific cure period contained in the Restated Joint Venture and Shareholders Agreement but rather a provision providing for resolution of disputes, claims or controversies by arbitration in Paris, France. The Company recently met with Jago and is attempting to resolve the situation without resort to arbitration. While a termination of these agreements may have a material adverse effect on the Company, the Company intends to oppose vigorously Jago's position. Stating that it was without prejudice to Genta's position, Genta provided approximately $129,000 to Genta Jago for the payment by Genta Jago of all amounts claimed by Jago under the Restated GEOMATRIX(R) License Agreement and certain other amounts owed by Genta Jago to third parties (both included in Jago's notice of default). On May 15, 1997, Johns Hopkins sent Genta a letter stating that the Johns Hopkins Agreement was terminated. On November 26, 1997 the Ts'o/Miller Partnership sent Genta a letter claiming that Genta was in material breach of the Ts'o/Miller Agreement for failing to pay royalties from 1995 through 1997. This notice further advised that if the alleged breach were not cured within 90 days of the notice the license would be terminated. See "Business--Anticode(TM) Brand of Antisense Oligonucleotide Programs--Oligonucleotide Collaborative and Licensing Agreements--Ts'o/Miller/Hopkins." The French government agency L'Agence Nationale de Valorisation de la Recherche (ANVAR) asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. The Company does not believe that under the terms of the ANVAR Agreement, ANVAR is entitled to request early repayment and is working with ANVAR to achieve a mutually satisfactory resolution. See "Business--Genta Europe." LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others. See "Legal Proceedings." There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability. See "MD&A--Liquidity and Capital Resources."

Early Stage of Development; Technological Uncertainty.

         Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, most of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While the Company has demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro and the activity of antisense technology in animals and has identified compounds that the Company believes are worthy of additional testing, only one of these potential Anticode(TM) oligonucleotide products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of oligonucleotide technology will result in products that will receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in pre-clinical studies or early clinical investigations or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in pivotal human clinical or bioequivalence trials. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of the Company's products currently in pre-clinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. The Company is pursuing research and development through Genta Jago of a range of oral controlled-release formulations of currently available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been formulated using GEOMATRIX technology. In addition, none of the products being developed through Genta Jago has had its manufacturing process successfully scaled-up for commercial production or has started pivotal bioequivalence trials. In addition, there can be no assurance that any of the Company's or Genta Jago's products will obtain
FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years. Certain competitive products have already been filed with and/or approved by the FDA. See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

Limited Availability of Net Operating Loss Carry Forwards.

         At December 31, 1997, the Company has federal and California net operating loss carryforwards of approximately $71,697,000 and $15,236,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1997. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. Approximately $2,767,000 of the California tax loss carryforward expired during 1997 and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss will continue to expire in 1998, unless utilized. The Company also has federal and California research and development tax credit carryforwards of $2,921,000 and $1,203,000, respectively, which will begin expiring in 2003 unless previously utilized.

         Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996 and 1997. Because of the decrease in value of the Company's stock, the ownership changes which occurred in 1996 and 1997, will have a material adverse impact on the Company's ability to utilize these carryforwards. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

Dividends.

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its Common Stock until such time as all cumulative dividends have been paid on outstanding shares of its Series A and Series D Preferred Stocks. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stocks, for the development of its business. See "MD&A--Liquidity and Capital Resources."

No Assurance of Regulatory Approval; Government Regulation.

         The FDA and comparable agencies in foreign countries impose substantial premarket approval requirements on the introduction of pharmaceutical products through lengthy and detailed pre-clinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements, which includes demonstrating to the satisfaction of the FDA and foreign regulatory agencies that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. There can be no assurance that such testing will show any product to be safe or efficacious or, in the case of certain of Genta Jago's products, to be bioequivalent to a currently marketed pharmaceutical. Government regulation also affects the manufacture and marketing of pharmaceutical products. The effect of government regulation may be to delay marketing of any new products for a considerable or indefinite period of time, to impose costly procedures upon the Company's or Genta Jago's activities and to diminish any competitive advantage that the Company or Genta Jago may have attained. It may take years before marketing approvals are obtained for the Company's or Genta Jago's products, if at all. There can be no assurance that FDA or other regulatory approval for any products developed by the Company or Genta Jago will be granted on a timely basis, if at all, or, if granted, that such approval will cover all the clinical indications for which the Company or Genta Jago is seeking approval or will not sustain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Further, with respect to the reformulated versions of currently available pharmaceuticals being developed through Genta Jago, there is a substantial risk that the manufacturers or marketers of such currently available pharmaceuticals will seek to delay or block regulatory approval of any reformulated versions of such pharmaceuticals through litigation or other means. Any significant delay in obtaining, or failure to obtain, such approvals could materially adversely affect the Company's or Genta Jago's revenue. Moreover, additional government regulation from future legislation or administrative action may be established which could prevent or delay regulatory approval of the Company's or Genta Jago's products or further regulate the prices at which the Company's or Genta Jago's proposed products may be sold.

         The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. Six soil borings were drilled and groundwater wells were installed at several locations around the site. Chloroform was detected at levels of up to 190 ug/liter on-site, exceeding the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter. PCEs were also detected at levels of up to 22 ug/liter on-site, exceeding the California Drinking Water Maximum Contamination Level of 5 ug/liter. In addition, Toluene was detected at levels of up to 2 ug/liter at several points on-site, which is significantly below the California Toxicity Action Level of 100 ug/liter. These toxicity levels are not binding, as the final regulatory maximum levels may be higher or lower. JBL has notified the appropriate regulatory agency, the California Regional Water Quality Control Board, of conditions at the site, and with the agency's approval, JBL is monitoring groundwater conditions at the site on a quarterly basis. JBL is currently in the pre-regulatory action stage with ongoing site monitoring and site assessment. In addition, current sampling results indicate that contaminants may be migrating off-site. An off-site well, used as a domestic and irrigation water source, has shown evidence of being impacted by chloroform at
0.9 ug/liter, significantly below (less than one percent of) the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter, and toluene at 0.9 ug/liter, also significantly below (less than one percent of) the California Toxicity Action Level of 100 ug/liter. While another off-site well has been found to contain chloroform, the engineering consultant concluded that the contaminants do not appear to relate to impact from the JBL site. The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with

Governmental Regulations, however there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future.

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

         Genta and Genta Jago have obtained licenses or other rights to patents and other proprietary rights of third parties, and may be required to obtain licenses to additional patents or other proprietary rights of third parties. No assurance can be given that any existing licenses and other rights will remain in effect or that any licenses required under any such additional patents or proprietary rights would be made available on terms acceptable to the Company or Genta Jago, if at all. If Genta's or Genta Jago's licenses and other rights are terminated or if Genta or Genta Jago cannot obtain such additional licenses, Genta or Genta Jago could encounter delays in product market introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company or Genta Jago could incur substantial costs, including costs caused by delays in obtaining regulatory approval and bringing products to market, in defending itself in any suits brought against the Company or Genta Jago claiming infringement of the patent rights of third parties or in asserting the Company's or Genta Jago's patent rights, including those granted by third parties, in a suit against another party. The Company or Genta Jago may also become involved in interference proceedings declared by the United States Patent and Trademark Office (or any foreign counterpart) in connection with one or more of its patents or patent applications, which could result in substantial cost to the Company or Genta Jago, as well as an adverse decision as to priority of invention of the patent or patent application involved. There can be no assurance that the Company or Genta Jago will have sufficient funds to obtain, maintain or enforce patents on their respective products or technology, to obtain or maintain licenses that may be required in order to develop and commercialize their respective products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

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

Potential Adverse Effect of Technological Change and Competition.

         The biotechnology industry is subject to intense competition and rapid and significant technological change. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. As competitors of the Company or of Genta Jago receive approval to products that share the same potential market as the Company's or Genta Jago's potential products, the market share available to the Company or Genta Jago will likely be reduced, thereby reducing the potential revenues and earnings available to the Company or Genta Jago. In addition, increased pricing competition would also likely result, further reducing the earnings potential of Company's or Genta Jago's products. In December 1997, a competitor of the Company, Elan Corporation, received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., has filed an ANDA for a generic formulation of Procardia XL(R) (nifedipine). Furthermore, if the Company or Genta Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery or antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

Uncertainty of Clinical Trials and Results.

         The results of clinical trials and pre-clinical testing are subject to varying interpretations. Even if the development of the Company's or Genta Jago's respective products advances to the clinical stage, there can be no assurance that such products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company or Genta Jago may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's or Genta Jago's respective financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's or Genta Jago's respective businesses, financial conditions, prospects and results of operations. No assurance can be given that the

Company or Genta Jago will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors. "See "MD&A--Certain Trends and Uncertainties-- Potential Adverse Effect of Technological Change and Competition."

Difficult Manufacturing Process; Access to Certain Raw Materials.

         The manufacture of Anticode(TM) oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for its initial clinical development programs. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, Genta requires raw materials currently provided by a single supplier which is itself a development stage biotechnology company (and a competitor of the Company) and is subject to uncertainties including the potential for a decision by such supplier to discontinue production of such raw materials, the insolvency of such supplier, or the failure of such supplier to follow applicable regulatory guidelines. Products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's and Genta Jago's products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product.

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

While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposal or reform could adversely affect the commercial viability of the Company's and
Genta Jago's potential products. In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services, and therefore significant uncertainty exists as to the reimbursement of existing and newly-approved healthcare products. If the Company or Genta Jago succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or Genta Jago to sell its products on a competitive basis. Finally, given the above potential market constraints on pricing, the availability of competitive products in these markets may further limit the Company's and Genta Jago's flexibility in pricing and in obtaining adequate reimbursement for its potential products. See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

Need for and Dependence on Qualified Personnel.

         The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel or both is likely further to impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to attract and retain the qualified personnel necessary for the development of its business. The Company is actively engaged in the search for a new Chief Financial Officer and a head of Research and Development. In March 1998, the Company's Controller resigned and a replacement is being sought. At the present time the Company believes its Stock Option Plan is inadequate to provide sufficient incentives for the successful recruitment of key personnel and a new plan will be proposed for stockholder approval at the next annual stockholders' meeting. In addition, the current senior officers and directors have not been granted options in accordance with appointment offers since the current plan does have sufficient options available. There can be no assurance that the stockholders will approve such a plan or that, if approved, it will be adequate to enable recruitment of new, or retention of existing, key employees and directors.

Product Liability Exposure; Limited Insurance Coverage.

         The Company's, JBL's and Genta Jago's businesses expose them to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. If available, product liability insurance for the pharmaceutical industry generally is expensive. The Company has obtained a level of liability insurance coverage that it deems appropriate for its current stage of development. However, there can be no assurance that the Company's present insurance coverage is adequate. Such existing coverage may not be adequate as the Company further develops products, and no assurance can be given that, in the future, adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim would not have a material adverse effect on the business or financial condition of the Company.

Fundamental Change.

         The Company's Restated Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change," the holders of Series A Preferred Stock have the option of requiring the Company to repurchase all of each such holder's shares of Series A Preferred Stock at the Redemption Price, an event that could result in the Company being required to pay to the holders of Series A Preferred Stock stock or (in certain circumstances) cash in the aggregate amount of approximately $27.2 million. Furthermore, if the Company is required to redeem the Series A Preferred Stock it would also be required (subject to certain conditions) to offer to redeem the Series D Preferred Stock on a pari passu basis with the Series A Preferred Stock and with the same type of consideration paid in redemption of the Series A Preferred Stock; upon a Fundamental Change, the Company could, under certain circumstances, be required to pay the holders of Series D Preferred Stock cash in the aggregate amount of approximately $31.8 million (not including an additional $5.7 million that could be payable upon redemption of 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). "Fundamental Change" is defined as: (i) a "person" or "Group" (as defined), together with any affiliates thereof, becoming the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions); (ii) any consolidation of the Company with, or merger of the Company into, any other person, any merger of another person into the Company, or any sale, lease or transfer of all or substantially all of the assets of the Company to another person (subject to certain exceptions); (iii) the sale, transfer or other disposition (or the entry into a commitment to sell, transfer or otherwise dispose) of all or any portion of the shares of Genta Jago held at any time by the Company (or the imposition of any material lien on such shares which lien is not removed within 30 days of imposition) and the sale (or functional equivalent of a sale) of all or substantially all of the assets of Genta Jago or (iv) the substantial reduction or elimination of a public market for the Common Stock as the result of repurchases, delisting or deregistration of the Common Stock or corporate reorganization or recapitalization undertaken by the Company.

Hazardous Materials; Environmental Matters

         The Company's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company may be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation" for a discussion of the Spill.

Volatility  of  Stock  Price;  Market  Overhang  from  Outstanding   Convertible
     Securities and Warrants.

         The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-ten reverse stock split of its Common Stock. The stockholders also approved a reduction of the Company's authorized shares of Common Stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. As of March 1, 1998, the Company had 5,737,756 shares of Common Stock outstanding. The Company intends to seek stockholder approval of another reverse stock split at its next annual stockholders' meeting. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

         No predictions can be made of the effect that future market sales of the shares of Common Stock underlying the convertible securities and warrants referred to under the caption "MD&A--Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

Certain Interlocking Relationships; Potential Conflicts of Interest.

         The Aries Trust, a Cayman Islands trust, and the Aries Domestic Fund, L.P., a Delaware limited partnership (collectively, the "Aries Funds"), have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., PhD., and Andrew J. Stein as nominees to the Board of Directors. Such persons were elected as Directors of the Company. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding Common Stock. See "MD&A--Certain Trends and Uncertainties--Concen- tration of Ownership and Control" below. In addition to the Aries Funds' investments in the Company that are disclosed in "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," above, the Aries Funds also engaged in the following transactions: the Aries Funds purchased an aggregate of 10,000 shares of Series D Preferred Stock and 50,000 Class D Warrants in the Private Placement; on December 2, 1997, the Aries Funds purchased an aggregate of 54,000 shares of Series A Preferred Stock; on December 29, 1997, warrants to purchase an aggregate of 1,000 shares of Series D Preferred Stock and 5,000 Class D Warrants were allocated to the Aries Funds by Paramount Capital, Inc., which warrants were received in connection with the Private Placement; and on December 31, 1997, the Aries Funds converted the outstanding principal of, and interest on, their respective Senior Secured Convertible Bridge Notes of the Company into an aggregate of 52,415 shares of Series D Preferred Stock. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President of Paramount Capital, Inc. and of Paramount Capital Investments LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

Concentration of Ownership and Control.

         The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. See "MD&A--Certain Trends and Uncertainties--Certain Interlocking Relationships; Potential Conflicts of Interest." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also "MD&A--Certain Trends and Uncertainties--Effect of Certain Anti-Takeover Provisions" below.

Effect of Certain Anti-Takeover Provisions.

         The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of the By-laws and the amendment of any of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. The Company's By-laws currently provide that meetings of the stockholders may only be called by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. At its next annual stockholders' meeting the Company intends to seek stockholder approval of an amendment to its Restated Certificate of Incorporation that would have the effect of eliminating the requirement that stockholder action be taken at a meeting. Additionally, the Company has contractual obligations to certain of its security holders that may impair potential takeovers. See

"MD&A--Certain Trends and Uncertainties--Certain Interlocking Relationships; Potential Conflicts of Interest." Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of Common Stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the $3 million private placement in February 1997 and the Private Placement in June 1997. Additionally, pursuant to the Company's Restated Certificate of Incorporation, if any "person" or "Group" (as defined), together with any affiliates thereof, becomes the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions), then a Fundamental Change (as defined) would occur and the Company would be obligated to redeem the Series A and Series D Preferred Stocks. See "MD&A--Certain Trends and Uncertainties Fundamental Change." This Fundamental Change provision is a further disincentive for any person attempting to acquire 60% or more of the total voting power of the Company's Voting Shares.

Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities.

         If the Company's securities were not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker- dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions including (i) the securities being quoted on the Nasdaq National Market or SmallCap Market; (ii) the securities' issuer having net tangible assets in excess of $2,000,000 and having been in continuous operation for at least three years and (iii) the securities' issuer having average revenues of at least $6,000,000 for the last three years (all three exceptions enumerated above are currently met by the Company). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

         There can be no assurance that the Company's securities will continue to qualify for exemption from the penny stock restrictions. In any event, even if the Company's securities are exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

         If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               Genta Incorporated

                      Index to Financial Statements Covered
                       by Reports of Independent Auditors


GENTA INCORPORATED

Report of Ernst & Young LLP, Independent Auditors..........................................59

Consolidated Balance Sheets at December 31, 1996 and 1997..................................61

Consolidated Statements of Operations for the years ended
December 31, 1995, 1996 and 1997...........................................................62

Consolidated Statements of Redeemable Preferred Stock and Stockholders'
Equity (deficit) for the years ended December 31, 1995, 1996 and 1997......................63

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1996 and 1997...........................................................69

Notes to Consolidated Financial Statements.................................................70

GENTA JAGO TECHNOLOGIES B.V. (A DEVELOPMENT STAGE COMPANY)

Report of Ernst & Young LLP, Independent Auditors..........................................93

Balance Sheets at December 31, 1996 and 1997...............................................94

Statements of Operations for the years ended December 31, 1995, 1996 and 1997 and for the period December 15, 1992 (inception) through December 31, 1997.................95

Statement of Stockholders' Equity (Net Capital Deficiency) for the Period
December 15, 1992 (inception) through December 31, 1997....................................96

Statements of Cash Flows for the years ended December 31, 1995, 1996 and
1997 and for the period December 15, 1992 (inception) through December 15, 1997............97

Notes to Financial Statements..............................................................98

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Genta Incorporated

We have audited the accompanying consolidated balance sheets of Genta Incorporated as of December 31, 1996 and 1997 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genta Incorporated at December 31, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial and continued operating losses since inception and management expects that these losses will continue for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are also described in
Note 1. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 8 to the financial statements, the Company restated its operating results for 1996 to include the effects of recording imputed non-cash interest costs totaling $666,667 and imputed non-cash dividends on preferred stock totaling $2,348,000 not previously recorded in operating results for 1996. The Company also restated its operating results for 1995 to include the effect of recording imputed non-cash dividends on preferred stock totaling $1,000,000 not previously recorded in operating results for 1995. This had the effect of increasing net loss applicable to common shareholders by $3,014,667 and $1,000,000 in 1996 and 1995, respectively, and increasing net loss per share (basic and diluted) by $(1.01) and $(.51) in 1996 and 1995, respectively.

San Diego, California
April  13, 1998

                               Genta Incorporated

                           Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                 ------------------------------------------
                                                                                            1996                 1997
                                                                                 ------------------------------------------
                                                                                          (restated)
Current assets:
   Cash and cash equivalents                                                          $     532,013         $  1,202,668
   Short-term investments, available-for-sale                                                   --             7,253,756
   Trade accounts receivable                                                                602,696              431,046
   Notes receivable from officers and employees                                              62,000                  --
   Inventories                                                                              992,243              826,008
   Other current assets                                                                     185,164              218,513
                                                                                 ------------------------------------------
Total current assets                                                                      2,374,116            9,931,991

 Property and equipment, net                                                              3,634,281            1,718,150
Intangibles, net                                                                          4,022,242            3,390,032
 Deposits and other assets                                                                1,138,745              713,730
                                                                                 ------------------------------------------
Total assets                                                                            $11,169,384          $15,753,903
                                                                                 ==========================================

Liabilities and stockholders' equity (deficit) Current liabilities:
   Accounts payable                                                                     $ 1,179,056           $  882,111
   Payable to research institution                                                          551,213              602,658
   Accrued payroll                                                                          782,280              548,295
   Other accrued expenses                                                                   981,087              992,660
   Deferred revenue                                                                         193,121              198,570
   Short-term notes payable                                                                 350,000                  --
   Current portion of notes payable and capital lease obligations                         1,332,304              900,558
                                                                                 ------------------------------------------
Total current liabilities                                                                 5,369,071            4,124,852

Notes payable and capital lease obligations, less current portion                           119,578                  --
Deficit in joint venture                                                                  1,606,503            2,204,053

Series A redeemable preferred stock, $.001 par value; 528,100 and 456,600 shares issued and outstanding at December 31, 1996 and 1997, respectively;
   liquidation value of $29,786,307 and $27,396,000 at December 31, 1996 and
   1997, respectively                                                                    26,405,000           22,830,000
Stockholders' equity (deficit):
   Preferred stock; 5,000,000 shares authorized, convertible preferred shares outstanding:
        Series C convertible preferred stock, $.001 par value; 1,424 and no shares issued and outstanding at December 31,
           1996 and 1997, respectively                                                            1                  --
       Series D convertible preferred stock, $.001 par value; $100 stated value, no shares  and 226,995 shares issued and
           outstanding at December 31, 1996 and 1997, respectively;
           liquidation value is $31,779,300 at December 31, 1997                                --                   227
   Common stock, $.001 par value; 70,000,000 shares authorized;
      3,999,368 and 5,712,363 shares issued and outstanding at
      December 31, 1996 and 1997, respectively                                                3,999                5,712
   Additional paid-in capital                                                            83,085,750          106,490,950
   Accumulated deficit                                                                 (109,042,074)        (124,467,891)
   Accrued dividends payable                                                              3,671,532            4,566,000
   Notes receivable from stockholders                                                       (49,976)                 --
                                                                                 ------------------------------------------
Total stockholders' equity  (deficit)                                                   (22,330,768)         (13,405,002)
                                                                                 ------------------------------------------
Total liabilities and stockholders' equity (deficit)                                    $11,169,384          $15,753,903
                                                                                 ==========================================

See accompanying notes.

                               Genta Incorporated

                      Consolidated Statements of Operations

                                                      YEARS ENDED DECEMBER 31,
                                         --------------------------------------------

                                             1995             1996             1997
                                         --------------------------------------------
                                            (restated)    (restated)
Revenues:
   Product sales                         $  3,781,983    $  4,924,694    $  4,701,649
   Gain on sale of technology                    --           373,261            --
   Contract revenue from Genta Jago         2,747,678       1,558,962         350,097
   Collaborative research and
      development                           1,125,000            --            50,000
                                         --------------------------------------------
                                            7,654,661       6,856,917       5,101,746
Costs and expenses:
   Cost of products sold                    1,899,216       2,479,337       3,099,078
   Research and development                13,102,821       6,777,043       5,387,095
   Charge for acquired in-process
      research and development              4,762,000            --              --
   Selling, general and administrative      6,360,402       6,254,366       8,075,229
                                         --------------------------------------------
                                           26,124,439      15,510,746      16,561,402
                                         --------------------------------------------

Loss from operations                      (18,469,778)     (8,653,829)    (11,459,656)
Equity in net loss of joint venture        (6,913,180)     (2,712,183)     (1,193,321)

Other income (expense):
  Interest income                             348,470         159,165         550,195
  Interest expense                           (331,226)       (885,602)     (3,323,035)
                                         --------------------------------------------
Net loss                                  (25,365,714)    (12,092,449)    (15,425,817)
Dividends on preferred stock               (2,551,726)     (2,524,701)     (1,694,677)
Dividends imputed on preferred stock       (1,000,000)     (2,348,000)    (16,158,000)
                                         --------------------------------------------
Net loss applicable to common shares     $(28,917,440)   $(16,965,150)   $(33,278,494)
                                         ============================================

Net loss per share (basic and diluted)   $     (14.82)   $      (5.69)   $      (7.52)
                                         ============================================
 Shares used in computing net loss per
  share                                     1,951,862       2,983,449       4,422,409
                                         ============================================

See accompanying notes.

                               Genta Incorporated

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                                Series A Redeemable
                                                                  Preferred Stock                 Stockholders' Equity Deficit
                                                              -----------------------   --------------------------------------------
                                                                                           Convertible
                                                                                         Preferred Stock          Common Stock
                                                              -----------------------   ------------------   -----------------------
                                                                Shares        Amount      Shares    Amount     Shares      Amount
                                                              -----------------------   ------------------   -----------------------
Balance at December 31, 1994                                    600,000  $ 30,000,000       --      $  --    1,387,731   $  1,387
     Issuance of common stock                                      --            --         --         --      573,441        573
     Issuance of common stock upon conversion
       of promissory notes                                         --            --         --         --      177,790        178
     Issuance of common stock for acquired
       in-process research and development                         --            --         --         --      124,000        124
     Issuance of Series B convertible preferred stock              --            --        3,000        3         --         --
     Issuance of warrants to purchase common stock                 --            --         --         --         --         --
     Issuance of common stock on exercise of options               --            --         --         --          732          1
     Issuance of common stock as dividend on preferred
       stock                                                       --            --         --         --      132,863        133
     Dividends accrued on preferred stock                          --            --         --         --         --         --
     Repayment of notes receivable from stockholders               --            --         --         --         --         --
     Amortization of deferred compensation                         --            --         --         --         --         --
     Net loss                                                      --            --         --         --         --         --

                                                                ---------------------     ---------------------------------------
Balance at December 31, 1995                                    600,000    30,000,000      3,000        3    2,396,557      2,396
     Issuance of Series C convertible preferred stock              --            --        6,000        6         --         --
     Issuance of Series C convertible preferred stock
       upon conversion of promissory notes                         --            --        1,044        1         --         --
     Issuance of common stock upon conversion of
       Series A convertible preferred stock and related
       accrued dividends                                        (71,900)   (3,595,000)      --         --      255,446        255
     Issuance of common stock upon conversion of Series
       B convertible preferred stock and related accrued           --            --       (3,000)      (3)     226,943        227
       dividends

                               Genta Incorporated

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                                                       Stockholders' Equity (Deficit)
                                                          --------------------------------------------------------------------------
                                                                                            Accrued
                                                            Additional                    Dividends in  Notes Receivable
                                                             paid-in      Accumulated      Preferred         from         Deferred
                                                             Capital        Deficit          Stock        Stockholders  Compensation
                                                          --------------------------------------------------------------------------
Balance at December 31, 1994                              $ 55,797,704   $(71,583,911)  $  1,420,862   $    (74,726)  $    (64,836)
     Issuance of common stock                                9,164,704           --             --             --             --
     Issuance of common stock upon conversion
       of promissory notes                                   3,022,260           --             --             --             --
     Issuance of common stock for acquired
       in-process research and development                   1,611,876           --             --             --             --
     Issuance of Series B convertible preferred stock        2,774,897           --             --             --             --
     Issuance of warrants to purchase common stock             173,118           --             --             --             --
     Issuance of common stock on exercise of options             3,661           --             --             --             --
     Issuance of common stock as dividend on preferred
       stock                                                 2,399,779           --       (2,400,000)          --             --
     Dividends accrued on preferred stock                   (2,551,726)          --        2,551,726           --             --
     Repayment of notes receivable from stockholders              --             --             --           24,750           --
     Amortization of deferred compensation                        --             --             --             --           64,836
     Net loss                                                     --      (25,365,714)          --             --             --
                                                           -------------------------------------------------------------------------
Balance at December 31, 1995                                72,396,273    (96,949,625)     1,572,588        (49,976)          --
     Issuance of Series C convertible preferred stock        5,492,633           --             --             --             --
     Issuance of Series C convertible preferred stock
       upon conversion of promissory notes                   1,044,000           --             --             --             --
     Issuance of common stock upon conversion of
       Series A  convertible preferred stock and related
        accrued dividends                                    3,921,766           --         (327,021)          --             --
     Issuance of common stock upon conversion of Series
       B convertible preferred stock and related accrued        33,783           --          (34,007)          --             --
       dividends

                                                          ---------------

                                                                Total
                                                            Stockholders'
                                                               Equity

                                                              (Deficit)
                                                          ---------------


Balance at December 31, 1994                               $(14,503,520)
     Issuance of common stock                                 9,165,277
     Issuance of common stock upon conversion
       of promissory notes                                    3,022,438
     Issuance of common stock for acquired
       in-process research and development                    1,612,000
     Issuance of Series B convertible preferred stock         2,774,900
     Issuance of warrants to purchase common stock              173,118
     Issuance of common stock on exercise of options              3,662
     Issuance of common stock as dividend on preferred
       stock                                                        (88)
     Dividends accrued on preferred stock                          --
     Repayment of notes receivable from stockholders             24,750
     Amortization of deferred compensation                       64,836
     Net loss                                               (25,365,714)
                                                           ------------
Balance at December 31, 1995                                (23,028,341)
     Issuance of Series C convertible preferred stock         5,492,639
     Issuance of Series C convertible preferred stock
       upon conversion of promissory notes                    1,044,001
     Issuance of common stock upon conversion of
       Series A  convertible preferred stock and related
        accrued dividends                                     3,595,000
     Issuance of common stock upon conversion of Series
       B convertible preferred stock and related accrued           --
       dividends

                               Genta Incorporated

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                            Series A Redeemable
                                                              Preferred Stock                   Stockholders' Equity (Deficit)
                                                           ---------------------     --------------------------------------------
                                                                                       Convertible
                                                                                      Preferred Stock            Common Stock
                                                           ---------------------     ------------------       -------------------
                                                            Shares       Amount      Shares      Amount       Shares       Amount
                                                           ---------------------     ------------------       -------------------
     Issuance of common stock upon
       conversion of Series C convertible
       preferred stock and related accrued
       dividends                                              --            --       (5,620)       (6)        524,749        525
     Issuance of common stock upon
       conversion of convertible debentures                   --            --         --          --         587,790        588
     Issuance of warrants to purchase
       common stock for patent legal services                 --            --         --          --            --         --
     Issuance of common stock on exercise of options          --            --         --          --           7,882          8
     Dividends accrued on preferred stock                     --            --         --          --            --         --
     Interest imputed on convertible debentures               --            --         --          --            --         --
     Net loss                                                 --            --         --          --            --         --
                                                           ---------------------    --------------------------------------------
Balance at December 31, 1996                               528,100    26,405,000      1,424         1       3,999,367      3,999
     Issuance of common stock                                 --            --         --          --          38,400         38
     Retirement common stock in exchange for
       forgiveness of note receivable                         --            --         --          --          (1,250)        (1)
     Issuance of common stock upon conversion of
       Series A convertible preferred stock and
       related accrued dividends                           (71,500)   (3,575,000)      --          --         518,742        519
     Issuance of common stock upon conversion of
       Series C convertible preferred stock and
       related accrued dividends                              --            --       (1,424)       (1)        952,841        953
     Issuance of common stock upon conversion of
       convertible debentures                                 --            --         --          --         204,263        204
     Issuance of Series D convertible preferred stock         --            --      161,580       162            --         --

                               Genta Incorporated

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                                                  Stockholders' Equity (Deficit)
                                                 ---------------------------------------------------------------------------------
                                                                             Accrued       Notes
                                                  Additional               Dividends on  Receivable                    Total
                                                   Paid-in     Accumulated  Preferred     from         Deferred   Stockholders'
                                                   Capital       Deficit      Stock    Stockholders  Compensation Equity (Deficit)
                                                 ---------------------------------------------------------------------------------
  Issuance of common stock upon
    conversion of Series C convertible
    preferred stock and related accrued
    dividends                                           64,210           --          (64,729)      --            --            --
  Issuance of common stock upon
    conversion of convertible debentures             1,598,011           --             --         --            --       1,598,599
  Issuance of warrants to purchase
    common stock for patent legal services             221,543           --             --         --            --         221,543
  Issuance of common stock on exercise of options      171,565           --             --         --            --         171,573
  Dividends accrued on preferred stock              (2,524,701)          --        2,524,701       --            --            --
  Interest imputed on convertible debentures           666,667           --             --         --            --         666,667
  Net loss                                                --      (12,092,449)          --         --     (12,092,449)
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1996                        83,085,750   (109,042,074)     3,671,532    (49,976)         --     (22,330,768)
  Issuance of common stock                              42,100           --             --         --            --          42,038
  Retirement common stock in exchange for
    forgiveness of note receivable                        --             --             --       49,976          --          49,975
  Issuance of common stock upon conversion of
    Series A convertible preferred stock and
    related accrued dividends                        4,289,481           --         (715,000)      --            --       3,575,000
  Issuance of common stock upon conversion of
    Series C convertible preferred stock and
    related accrued dividends                           84,257           --          (85,209)      --            --            --
  Issuance of common stock upon conversion of
    convertible debentures                             358,355           --             --         --            --         358,559
  Issuance of Series D convertible preferred stock  13,957,100           --             --         --            --      13,957,262

                               Genta Incorporated

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                 Series A Redeemable
                                                   Preferred Stock                           Stockholders' Equity (Deficit)
                                              --------------------------  --------------------------------------------------------
                                                                                  Convertible
                                                                                Preferred Stock                Common Stock
                                              --------------------------  ---------------------------   --------------------------
                                               Shares        Amount         Shares        Amount          Shares        Amount
                                              --------------------------  ---------------------------   --------------------------
  Issuance of Series D convertible
    preferred stock upon conversion of
    senior secured convertible bridge
    notes and accrued interest                    --           --           65,415           65               --             --
  Dividends accrued on preferred stock            --           --             --             --               --             --
  Issuance of warrants to purchase common
    stock in connection with line of credit       --           --             --             --               --             --
  Interest imputed on convertible
    debentures                                    --           --             --             --               --             --
  Net loss                                        --           --             --             --               --             --
                                               -------------------------   ------------------------------------------------------
Balance at December 31, 1997                   456,600  $22,830,000        226,995      $   227          5,712,363    $     5,712
                                               =========================   ======================================================

See accompanying notes.

                               Genta Incorporated

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)

                                                                                Stockholders' Equity (Deficit)
                                              --------------------------------------------------------------------------------------
                                                                            Accrued        Notes
                                                 Additional               Dividends On   Receivable                    Total
                                                  Paid-in     Accumulated  Preferred        From        Deferred    Stockholders'
                                                  Capital       Deficit      Stock      Stockholders  Compensation  Equity (Deficit)
                                              -----------------------------------------------------------------------------------
   Issuance of Series D convertible
     preferred stock upon conversion of
     senior secured convertible bridge
     notes and accrued interest                 3,270,684            --           --            -               -        3,270,749
   Dividends accrued on preferred stock        (1,694,677)           --      1,694,677          -               -             --
   Issuance of warrants to purchase common
     stock in connection with line of credit       98,000            --           --            -               -           98,000
   Interest imputed on convertible
     debentures                                 3,000,000            --           --            -               -        3,000,000
   Net loss                                          --       (15,425,817)        --            -               -      (15,425,817)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1997                $ 106,490,950   $(124,467,891)  $4,566,000     $    -          $    -    ($ 13,405,002)
                                            =======================================================================================

See accompanying notes.

                               Genta Incorporated

                      Consolidated Statements of Cash Flows

                                                                                       Years ended December 31,
                                                                    --------------------------------------------------------------
                                                                          1995                   1996                     1997
                                                                    --------------------------------------------------------------
Operating activities
Net loss                                                             $(25,365,714)          $(12,092,449)          $(15,425,817)
Items reflected in net loss not requiring cash:
   Depreciation and amortization                                        1,761,530              1,518,142              1,022,432
   Equity in net loss of joint venture                                  6,913,180              2,712,183              1,193,321
   Loss on disposal of fixed assets                                          --                     --                1,130,809
   Loss on abandonment of patents                                            --                     --                  600,000
   Interest accrued on convertible notes and debentures                      --                     --                  279,308
   Fair value of warrants issued in connection with line of                  --                     --                   98,000
      credit
   Forgiveness of shareholder note                                           --                     --                   49,976
   Fair value of common stock issued for severance and                       --                     --                   42,038
      services
   Charge for acquired in-process research and
      development and other                                             3,807,556                   --                     --
   Interest imputed on convertible debentures                                --                  666,667              3,000,000
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                       294,012                168,600                233,650
      Inventories                                                         106,909               (289,599)               166,235
      Other current assets                                                366,790                (33,241)               (33,349)
      Accounts payable, accrued expenses and other                        467,738               (803,347)              (467,922)
      Deferred revenue                                                   (976,468)                44,589                  5,449
                                                                    --------------------------------------------------------------
Net cash used in operating activities                                 (12,624,467)            (8,108,455)            (8,105,870)

INVESTING ACTIVITIES
Purchase of short-term investments                                           --               (1,497,775)            (9,763,493)
Maturities of short-term investments                                    3,843,685              1,497,775              2,509,737
Purchase of property and equipment                                       (778,964)              (115,922)               (34,246)
Proceeds from sale of property and equipment                                 --                     --                   70,691
Loans receivable from joint venture                                    (7,722,255)              (846,784)              (595,771)
Deposits and other                                                     (2,021,908)               642,654                (67,331)
                                                                    --------------------------------------------------------------
Net cash used in investing activities                                  (6,679,442)              (320,052)            (7,880,413)

FINANCING ACTIVITIES
Proceeds from notes payable                                             4,877,471              2,176,500              3,000,000
Repayment of notes payable and capital leases                          (1,743,728)            (1,948,438)              (300,324)
Proceeds from issuance of preferred stock, net                               --                8,267,539             13,957,262
Proceeds from issuance of common stock, net                             9,168,939                171,573                   --
Other                                                                      13,762                 21,591                   --
                                                                    --------------------------------------------------------------
Net cash provided by financing activities                              12,316,444              8,688,765             16,656,938
                                                                    --------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (6,987,465)               260,258                670,655
Cash and cash equivalents at beginning of year                          7,259,220                271,755                532,013
                                                                    --------------------------------------------------------------
Cash and cash equivalents at end of year                             $    271,755           $    532,013           $  1,202,668
                                                                    ==============================================================
=SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                        $    298,432           $    225,186           $     33,914
                                                                    ==============================================================

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES:
Capital lease obligations entered into for equipment                      622,746                   --                     --
Preferred stock dividend accrued                                        2,551,726              2,524,701              1,694,677
Dividends imputed on preferred stock                                    1,000,000              2,348,000             16,158,000
Common stock issued in payment of dividends on preferred                2,399,912                425,757                800,209
  stock
Preferred stock issued upon conversion of notes payable and
  accrued interest                                                           --                1,044,001                   --
Preferred stock issued for receivable                                   2,774,900                   --                     --
 Common stock issued upon conversion of notes and
  convertible debentures and accrued interest                           3,022,438              1,598,599                358,559
Exchange of deposits for purchase of equipment                               --                1,200,000                251,000
Preferred stock issued upon conversion of short-term notes
  payable and accrued interest                                               --                     --                3,270,749

See accompanying notes.

                               Genta Incorporated

                   Notes to Consolidated Financial Statements

                               December 31, 1997

      1. Organization and Significant Accounting Policies

      Organization and Business

      Genta Incorporated ("Genta" or the "Company") is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. The Company owns 50% of a drug delivery system joint venture with Jagotec AG ("Jagotec") and Genta Jago Technologies B.V. ("Genta Jago") established to develop oral controlled-release drugs.. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company also manufactures and markets specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL").

      Basis of Presentation

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had recurring operating losses since inception and management expects that they will continue for the next several years. The Company is actively seeking collaborative agreements, additional equity financing and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                               Genta Incorporated

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

      Revenue Recognition and Major Customers

      Revenue from product sales is recognized upon shipment. One customer, a European distributor, accounted for approximately 21%, 27% and 25% of product sales during the years ended December 31, 1995, 1996 and 1997, respectively. One other customer, who accounted for less than 10% of product sales in 1997, accounted for approximately 16% of product sales during the year ended December 31, 1995. Collaborative research and development revenues are recorded as earned, generally ratably, as research and development activities are performed under the terms of the contracts. Payments received in excess of amounts earned are deferred.

      Cash, Cash Equivalents and Short-Term Investments

      Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with remaining maturities of three months or less when purchased. Short-term investments consist of corporate bonds, all of which mature within one year from December 31, 1997. The estimated fair value of each investment security approximates the amortized cost and therefore, no unrealized gains or losses existed as of December 31, 1997.

      Concentration of Credit Risk

      The Company markets its specialty biochemical and intermediate products to the pharmaceutical and diagnostic industries. Generally, collateral is not required on the Company's sales. Credit losses have historically been insignificant and within management's expectations.

      The Company invests its excess cash in debt instruments of corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

                               Genta Incorporated

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

      Intangible Assets

      Intangible assets, consisting primarily of capitalized patent costs and purchased proprietary technology, are amortized using the straight line basis over a term of 5-17 years for issued patents, 14 years for purchased proprietary technology and 5-7 years for organizational and other amortizable costs. The Company's policy is to evaluate the appropriateness of the carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents; seek to out-license them; or abandon them. In 1997, as a result of such evaluation, the Company recorded charges to General & Administrative Expenses of $600,000 for specific capitalized patents no longer related to the research and development efforts of the Company.

      Dividends

      The number of shares of common stock issued in payment of dividends is based on the fair market value of such shares of common stock on the date the dividends become due.

      Stock Options

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options.

                               Genta Incorporated

Under APB 25, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

      The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method provided for in SFAS No. 123.

      Net Loss Per Common Share

      As required, the Company adopted SFAS No. 128, "Earnings Per Share," for the year ended December 31, 1997. SFAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

      Net loss per common share for the years ended December 31, 1995, 1996 and 1997 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive where, as here, there is loss rather than earnings. Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

      Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss has been materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its enterprise for which separate financial information is available and is evaluated regularly

                               Genta Incorporated
by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company does not believe adoption of SFAS No. 131 will have a material impact on the Company's financial statements.

      Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Inventories

      Inventories are comprised of the following:

                                                              December 31,

                                                          1996            1997
                                                      --------------------------
Raw materials and supplies ...................         $342,875         $329,691
Work-in-process ..............................          272,259          141,120
Finished goods ...............................          377,109          355,197
                                                      --------------------------
                                                       $992,243         $826,008
                                                      ==========================

                               Genta Incorporated

3. Property and Equipment

      Property and equipment is comprised of the following:

                                                           December 31,

                                                      1996              1997
                                                  ------------------------------
Equipment ..................................      $ 4,093,563       $ 3,923,653
Leasehold improvements .....................        1,128,520           724,456
Furniture and fixtures .....................          105,318            59,739
Construction in progress ...................          624,167              --
                                                  ------------------------------
                                                    5,951,568         4,707,848
Less accumulated depreciation and
   amortization ............................       (2,317,287)       (2,989,698)
                                                  ------------------------------
                                                  $ 3,634,281       $ 1,718,150
                                                  ==============================

      Cost and accumulated amortization of equipment under capital leases at December 31, 1996 was $200,000 and $80,000, respectively. No equipment was subject to capital leases at December 31, 1997.

4. Notes Receivable from Officers and Employees

      At December 31, 1996, notes receivable consisted of loans made to officers and employees to facilitate their relocation. Generally, such loans are secured by each individual's residence, bear interest at approximately 7.0% per annum, and mature on the earlier of: (i) such officer's or employee's termination, (ii) five years from the date of issuance, or (iii) on the date of sale of the property. The notes were repaid in fiscal 1997 in connection with the termination of the related employees' employment.

5. Genta Jago Joint Venture

      In 1992, Genta and Jagotec determined to enter into a joint venture (Genta
Jago). The Company's purpose in establishing Genta Jago was to obtain a limited-scope license to Jagotec's GEOMATRIX technology in the hopes of producing shorter-term earnings than were expected from the Company's Anticode(TM) antisense programs. Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products and also contributed the Initial License referred to below. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec in 1992 as consideration for a license (the "Initial License") for Genta to use Jagotec's GEOMATRIX Technology with respect to

                               Genta Incorporated
approximately 25 products, under the condition that Genta then contribute such technology to Genta Jago, which Genta did. The $7.2 million fair value assigned to the 120,000 unregistered common shares issued to Jagotec by Genta for the GEOMATRIX license represented a 33% discount from the trading market price of registered shares on the date of formation of the joint venture (December 15, 1992). The value of the Common Stock Genta issued to Jagotec was considered by the parties to be substantially below the actual fair market value of the Initial License. The $4.0 million in cash paid to Genta Jago by Genta was recorded on Genta's books as investment in joint venture. The shares of Common Stock issued to Jagotec were valued at their fair market value at the date of issuance and were expensed as Acquired in-process research and development, as there were no alternative future uses for the acquired technology, and realization of ultimate profits from the acquired technology was not assured. Thus, upon the acquisition of the license, Genta had no carrying value assigned to the GEOMATRIX technology, and when Genta contributed both its proprietary Anticode and its recently in-licensed GEOMATRIX technologies to Genta Jago, there was no accounting for such capital contributions. Since its $4 million cash investment in Genta Jago was paid to the joint venture to cover initial funding of development, Genta initially carried it as an Investment in joint venture on its balance sheet.

      In 1994, separate from the original 1992 joint venture agreement, Genta and Jagotec began negotiations to expand Genta Jago to include the GEOMATRIX technology as applied to 35 additional products (the "Additional License"). In 1994, Jagotec granted Genta, for $1.85 million, an option (the "Expansion Option"), exercisable solely at Genta's discretion through April 30, 1995, to expand the joint venture by purchasing from Jagotec the Additional License at what the parties believed was a substantial discount to its actual value, on the condition that Genta then contribute it to the joint venture. The $1.85 million was considered by Genta to be a partial cost of acquiring the Additional License, and, since it was not refundable under any circumstances and there was no assurance of future recoverability of the $1.85 million (i.e. recoverability was dependent upon Genta Jago achieving profitability), Genta expensed such payment in 1994 as Acquired in-process research and development. An additional $2.0 million (the "Deposit") was deposited with Jagotec in 1994, but would only be retained by Jagotec, as partial payment of the exercise price for the Expansion Option, if Genta actually exercised the Expansion Option. If such Expansion Option was not exercised, the $2.0 million Deposit would be transferred to Genta Jago in the form of working capital loans payable by Genta Jago to Genta. Accordingly, at December 31, 1994, the $2.0 million Deposit was recorded on Genta's books as a loan receivable from joint venture, and would remain so until its ultimate use was identified.

      Pursuant to the terms of the Expansion Option, for Genta to exercise the Expansion Option, Genta would have had to pay Jagotec an aggregate of $3.15 million in cash and 124,000 shares of Common Stock, valued at $1.6 million (based on the trading price at such time). The

                               Genta Incorporated
parties agreed the $3.15 million in cash would consist of (i) the $2.0 million Deposit made by Genta in 1994, which would be applied to the Expansion Option's exercise price upon Genta's election, in 1995, to exercise such Expansion Option; and (ii) an additional cash payment of $1.15 million to exercise the Expansion Option to be paid by Genta in 1995. In 1995, Genta exercised the Expansion Option. Consideration for the Expansion Option exercise paid in 1995 represented an aggregate amount of $4.8 million. This amount was expensed as Acquired in-process research and development in 1995, as there were no identified alternative future uses for the Additional License and recoverability of the $4.8 million was not assured.

      The technological feasibility of the acquired in-process research and development had not yet been established and the technology had no future alternative uses at the date of acquisition. Furthermore, due to continuing uncertainties regarding the Company's ability to demonstrate bioequivalence of potential products, management is unable to make estimates regarding the remaining efforts necessary to develop the acquired, in-process technology into a commercially viable product. However, it is expected that any such development would require significant cash resources.

      The Company provides funding to Genta Jago pursuant to a working capital loan agreement which expires in October 1998. See "MD&A--Liquidity and Capital Resources." These advances were structured as working capital loans, to give Genta the protections of a debt holder with respect to such amounts and to maintain Genta's and Jagotec's respective equity ownership in Genta Jago at a 50/50 ratio. As of December 31, 1997, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and $4.7 million in forgiven principal and accrued interest. Such loans bear interest at rates per annum ranging from 5.81% to 7.5%, and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago and specified cash balances are maintained by Genta Jago. There can be no assurance, however, that Genta Jago will obtain the necessary financial resources to repay such loans to Genta. The Company has recorded all of the net losses incurred by Genta Jago as a reduction of the Company's investment in joint venture or loans receivable from joint venture. Genta initially carried the advances as "loans receivable from joint venture" until Genta Jago actually spend the funds, since Genta believed it had the legal right to recover any unexpended funds as a debt-holder. However, as the funds were spent by Genta Jago, Genta was no longer assured of the collectibility of such loans, so the carrying value was reduced accordingly as the offset to Genta's recognition of its equity in the net loss of Genta Jago. Therefore, at all times Genta's recorded asset "loans receivable from joint venture" never exceeded the amount of Genta Jago's unexpended cash. Genta did not believe it was appropriate to carry its investment in or loans receivable from Genta Jago at any amount in excess of Genta Jago's cash, as there was no assurance of recoverability of such additional amounts. Accordingly, Genta recognized 100% of the losses of Genta Jago.

                               Genta Incorporated

      In 1995, Genta Jago returned certain Anticode(TM) technology to Genta in exchange for Genta's forgiveness of $4.7 million of principal and interest outstanding under existing working capital loans to Genta Jago. This amount was determined by an arm's length negotiation between Genta, Jagotec and Genta Jago and was based on the amount actually expended by Genta Jago for research and development related to such Anticode(TM) oligonucleotide technology from the time Genta Jago originally acquired the relevant technology in 1992 through the date of return in 1995. This forgiveness had no impact on Genta's financial statements, as Genta had already expensed Genta Jago's expenditures of such cash, and had no carrying value for the loans at the time of the forgiveness. The forgiveness was treated by Genta Jago as a gain on the waiver of debt because this reflected the legal form of the transaction.

      Under terms of the joint venture, Genta Jago has contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services, totaled $2.7 million, $1.6 million and $350,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Terms of the arrangement also grant the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 31, 1998 through December 31, 2000. See "Business--Genta Jago."

      Genta Jago entered into collaborative development agreements with Gensia, Inc., Apothecon, Inc., a subsidiary of Bristol-Myers Squibb Co., and Krypton, Ltd., a subsidiary of SkyePharma, during January 1993, March 1996 and October 1996, respectively. Such agreements provide funding to Genta Jago for the development and clinical testing of selected controlled-release pharmaceuticals in addition to potential milestone payments and royalties on future product sales. Effective October 1996, Gensia and SkyePharma reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co- promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement.

                               Genta Incorporated

Condensed financial information for Genta Jago Technologies B.V. is set forth below.

                                                          December 31,

                                                      1996             1997
                                                 -------------------------------
Balance Sheet Data:

Receivables under collaboration
  agreements ...............................     $    904,000      $  1,400,000
Other current assets .......................          142,000            31,000
                                                 -------------------------------
Total current assets .......................        1,046,000         1,431,000
Other assets ...............................           11,000             4,000
                                                 -------------------------------
                                                 $  1,057,000      $  1,435,000
                                                 ===============================

Current liabilities ........................     $  3,053,000      $  5,213,000
Notes payable to Genta Incorporated ........       15,287,000        15,837,000
Net capital deficiency .....................      (17,283,000)      (19,615,000)
                                                 ===============================
                                                 $  1,057,000      $  1,435,000
                                                 ===============================

                                                            Year Ended December 31,

                                                       1995           1996           1997
                                                 ---------------------------------------------
Statements of Operations Data:
  Collaborative research and
    development revenues .....................   $  3,634,000    $  5,477,000    $  2,968,000
  Costs and expenses .........................      4,791,000       8,453,000      10,336,000
                                                 ---------------------------------------------
  Loss from operations .......................     (1,157,000)     (2,976,000)     (7,368,000)
  Gain on waiver of debt in exchange for
     return of license rights to related party           --              --         4,703,000
  Interest expense ...........................     (1,175,000)       (956,000)       (746,000)
                                                 ---------------------------------------------
  Net loss ...................................   $ (2,332,000)   $ (3,932,000)   $ (3,411,000)
                                                 =============================================

                               Genta Incorporated

6. Intangibles

Intangibles consist of the following:

                                                            December 31,

                                                       1996             1997
                                                   -----------------------------
  Purchased proprietary technology ...........     $ 1,747,082      $ 1,747,082
  Patent and patent applications .............       2,964,193        2,605,539
  Organizational and other amortizable
     costs ...................................         414,521          414,521
                                                   -----------------------------
                                                     5,125,796        4,767,142
  Less accumulated amortization ..............      (1,103,554)      (1,377,110)
                                                   -----------------------------
                                                   $ 4,022,242      $ 3,390,032
                                                   =============================

7. Notes Payable and Leases

Notes payable consist of the following:

                                                            December 31,

                                                        1996            1997
                                                    ---------------------------

Note payable with interest at 12.63%, due in
monthly installments of $22,407, secured by
equipment; extinguished in 1997 through monthly
payments and application of $251,000 security
deposit to remaining principal balance ..........   $   328,367      $    --

Research financing obligation payable to a French
governmental agency, non- interest bearing,
maturing through 2002 ...........................     1,040,462        897,627

Other ...........................................         7,435          2,931
                                                    ---------------------------
                                                      1,376,264        900,558
Less current portion ............................    (1,287,338)      (900,558)
                                                    ---------------------------
                                                    $    88,926      $    --
                                                    ===========================

                               Genta Incorporated

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe") received approximately $1,100,000 of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. Accordingly, the Company has included the ANVAR note payable in the current portion of notes payable in the balance sheet. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment and is working with ANVAR to achieve a mutually satisfactory resolution. Contractual principal maturities of notes payable for the years 1998 through 2002 are $86,000, $133,000, $166,000, $332,000 and $184,000, respectively.

      The Company leases its facilities under operating leases that generally provide for annual cost of living related increases. The JBL facilities are leased from its prior owners, who include a director, an executive officer and other stockholders of the Company. Minimum future obligations under operating leases at December 31, 1997 are as follows:

                                                        Operating Leases
                                                 ---------------------------

                                                   Related
                                                   Parties         Others
                                                 ---------------------------
     1998 ....................................   $  408,000     $  131,000
     1999 ....................................      429,000         99,000
     2000 ....................................      188,000         99,000
     2001 ....................................         --           99,000
     2002 ....................................         --           99,000
     Thereafter ..............................         --           99,000
                                                 ---------------------------
     Total future minimum less payments ......   $1,025,000     $  626,000
                                                 ===========================

      Total rent expense under operating leases for the years ended December 31, 1995, 1996 and 1997 was $1,117,000, $1,043,000 and $774,000, respectively.

8. Series A Redeemable Preferred Stock

      In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock") in a private placement of units

                               Genta Incorporated
consisting of one share of Series A Preferred Stock and a warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit. Each share of Series A Preferred Stock is immediately convertible, at any time prior to redemption, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. At December 31, 1997, each share of Series A Preferred Stock was convertible into 7.25 shares of Common Stock.

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

      The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. Through December 31, 1997, holders of 143,400 shares of Series A Preferred Stock redeemed or converted such shares and related accrued and unpaid dividends for an aggregate of 774,188 shares of the Company's Common Stock. The effect on the financial statements was a reduction in Accrued dividends on preferred stock, a reduction in the Series A redeemable preferred stock, an increase in the Par value of Common Stock, and an increase in Additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed through conversion into the Company's Common Stock, the effect on the financial statements will be the same as that previously described. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard.

                               Genta Incorporated

         The SEC Staff is currently in the process of reviewing a registration statement filed by the Company. The SEC Staff has raised certain questions regarding the Company's ability to control the occurrence of a Fundamental Change, as defined in the Company's Restated Certificate of Incorporation, and has asked why the Series A preferred stock should not be reclassified from permanent equity to "mezzanine equity" if such occurrence is outside the Company's control. In the event of a Fundamental Change, which has not occurred, the Company would be required to redeem the Series A preferred stock in cash if its common stock were not then listed on a United States national securities exchange or quoted on the Nasdaq National Market System. The Company has indicated that it disagrees with the SEC Staff's position, and management of the Company intends to continue its efforts to persuade the Staff of the legitimacy of its view. However, pending resolution of such issue with the SEC Staff, the Company has reclassified its Series A preferred stock from permanent equity to "mezzanine equity." If the SEC Staff accepts the Company's position, the Company will file an amendment to this Form 10-K restoring the prior accounting treatment. In light of the foregoing, the Company has classified the redemption value of such Series A preferred stock totaling $26,405,000 and $22,830,000 at December 31, 1996 and 1997 to "mezzanine equity" in these financial statements.

      The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series A and Series D Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stock, for the development of its business.

9. Stockholders' Equity

      Common Stock

      On April 4, 1997 the Board of Directors authorized, and the Shareholders approved, a ten for one reverse stock split. All share and per share amounts and stock option data have been restated to retroactively reflect the stock split.

      In August 1997, 7,500 shares of common stock were issued to a former Officer of the Company pursuant to the terms of a severance agreement. In December 1997, 30,900 shares of common stock were issued to two former Board Members of the Company pursuant to the terms of their consulting agreements. Also in December 1997, 1,250 shares of common stock that had been previously issued to a former Board Member were returned to the Company in exchange for the forgiveness of a note receivable from such former Board Member.

                               Genta Incorporated

      Preferred Stock

      In June 1997, the Company raised gross proceeds of approximately $16.2 million (approximately $14 million net of placement costs) through the private placement of 161.58 Premium Preferred Units(TM). Each unit sold in the private placement consists of 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock"), and warrants to purchase 5,000 shares of the Company's common stock, (the "Class D Warrants") at any time prior to the fifth anniversary of the final closing (the "Class D Warrants"). The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at an initial conversion price of $0.94375 per share (subject to antidilution adjustment). In addition, the holders of the Series D Preferred Stock sold in the Private Placement are entitled to a liquidation preference aggregating $31,779,300. Due to the increase in value associated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock, the Company has accounted for such increase by charging $16,158,000 to dividends imputed on preferred stock.

      In February 1997, the Company raised gross proceeds of $3 million in a private placement of Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bore interest at an effective rate of 112% (See Warrants) per annum and matured on December 31, 1997, as extended. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest were converted into 52,415 shares of Series D Preferred Stock.

      In September 1996, the Company raised gross proceeds of $2 million (approximately $1.9 million net of offering costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures were convertible, at the option of the holders, beginning in October 1996, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provided for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 590,000 shares of common stock and in 1997, the remaining $350,000 and related accrued interest was converted into 204,263 shares of common stock. In April 1998, in consideration of EITF D-60, which was issued in March 1997, the Company recorded non-cash imputed interest costs totaling $666,667 in 1996 related to the discounted conversion terms. The Convertible Debentures bore interest at an effective interest rate of 38% per annum.

                               Genta Incorporated

      In March 1996, the Company raised gross proceeds of $6 million (approximately $5.5 million net of offering fees) through the issuance of Series C Convertible Preferred Stock (the "Series C Preferred Stock") sold to institutional investors in a private placement. The Series C Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. In 1996, 5,620 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 524,749 shares of Genta's common stock. In 1997, 1,424 shares of the Series C Preferred Stock and accrued dividends was converted at the option of the holders into 952,841 shares of Genta's common stock. In April, 1998, in consideration of EITF D-60, which was issued in March 1997, the Company recorded imputed non-cash dividends on preferred stock totaling $2,348,000 in 1996 for discounted conversion terms related to Series C convertible preferred stock.

      In December 1995, the Company completed the sale of 3,000 shares of Series B Convertible preferred stock (the "Series B Preferred Stock") at a price of $1,000 per share to institutional investors outside of the United States. Proceeds from the offering totaling approximately $2.8 million were reflected as a receivable from sale of preferred stock at December 31, 1995 and were received by the Company on January 2, 1996. The Series B Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period prior to the date of conversion. The Series B Preferred Stock was converted into 226,943 shares of the Company's common stock in February 1996 pursuant to terms of the Series B stock purchase agreements. In April, 1998, in consideration of EITF D-60, which was issued in March 1997, the Company recorded imputed non-cash dividends on preferred stock totaling $1.0 million in 1995 for discounted conversion terms related to Series B convertible preferred stock.

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

                               Genta Incorporated

      Warrants

         At December 31, 1997, warrants (the "Series A Warrants") to purchase an aggregate of 675,966 shares of common stock, exercisable at $9.32 per share as adjusted for the effect of anti-dilution provisions, were outstanding. The Series A Warrants were originally issued in connection with the Series A Preferred Stock in 1993. The Series A Warrants expire in September 1998 and are subject to anti-dilution adjustments. The Company also issued a five-year warrant to purchase 23,525 shares of common stock at an exercise price of $17.00 per share in connection with a private placement of common stock in May 1995. In addition, five-year warrants to purchase an aggregate of 24,731 shares of common stock at exercise prices ranging from $19.40 to $21.30 per share were issued to two equipment financing companies during 1995. In October 1996, the Company issued a five year warrant to purchase 37,512 shares of common stock at an exercise price of $13.20 per share to a patent law firm, in exchange for legal services. In October 1996, the Company also issued a five year warrant to purchase 10,000 shares of common stock at an exercise price of $15.00 per share in connection with the Convertible Debentures issued in September 1996. In connection with the $3.0 million Convertible Notes issued in February 1997, the Company issued warrants to purchase 6.4 million shares of common stock at $0.471875 per share (subject to antidilution adjustments). In the absence of objective evidence of the separate values of the Convertible Notes and the related warrants, the Company allocated the entire cash consideration to the warrants. The Convertible Notes were accreted from the original recorded value of zero to the face amount of $3.0 million over the original maturity of the Convertible Notes, resulting in $3.0 million of interest expense in 1997. The warrants were valued at $3.0 million based on the $3.0 million cash consideration received on issue of the deemed relative fair value of $3.0 million in debt and warrants and was charged to interest expense in 1997. The effective interest rate on such debt was 112% per annum. In 1997, the Company issued warrants to purchase 50,000 warrants at $2.50 per share exercisable for five years in connection with a short term line of credit which expired prior to December 31, 1997. The Company valued these warrants using the Black-Scholes valuation model and recorded interest expense of $98,000 for the year ended December 31, 1997. In connection with the issuance of the Premium Preferred Units(TM) in June 1997, the placement agent received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has agreed to enter into a financial advisory agreement with the placement agent pursuant to which the financial advisor shall receive certain cash fees and has received warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit. The Placement Warrants and the Advisory Warrants expire on June 29, 2007.

                               Genta Incorporated

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

                                                                     Weighted
                                                                     average
                                                   Shares under   exercise price
                                                      option         per share
                                                   -----------------------------
 Balance at December 31, 1994 .................       174,722         $78.12
  Granted .....................................       198,803         $23.55
  Exercised ...................................          (732)        $ 5.00
  Canceled ....................................      (183,909)        $73.09
                                                   ---------------
 Balance at December 31, 1995 .................       188,884         $23.96
  Granted .....................................        13,677         $17.71
  Exercised ...................................        (7,882)        $21.77
  Canceled ....................................       (29,749)        $22.32
                                                   ---------------
Balance at December 31, 1996 ..................       164,930         $23.77
  Granted .....................................         6,670         $ 3.71
  Exercised ...................................          --           $  --
  Canceled ....................................       (48,688)        $23.21
                                                   ---------------
 Balance at December 31, 1997 .................       122,912         $22.90
                                                   =============================

      In April 1995, the Stock Plan Committee of the Board of Directors approved a program whereby employees (including executive officers) of the Company and certain other option holders could exchange their unexercised options ("Old Options") on a one-for-one basis for new options ("New Options") priced at the market value on April 20, 1995. The New Options have the same vesting schedule and contractual terms as the Old Options. However, the New Options held by employees (excluding executive officers) and certain other holders were not exercisable until April 20, 1996 and the New Options held by executive officers of the Company were not

                               Genta Incorporated
exercisable until April 20, 1997 unless the holder is involuntarily terminated without cause prior to such date. An aggregate of 158,133 options with an average exercise price of approximately $78.40 per share were exchanged for New Options with an exercise price of $22.50 per share on April 20, 1995. All of the replacement options are included in options granted and canceled in the above summary of stock option activity.

      At December 31, 1997, options to purchase approximately 109,552 shares of common stock were exercisable at a weighted average price of approximately $23.46 per share and approximately 155,602 shares of common stock were available for grant or sale under the Plan. An aggregate of approximately 39,881,519 shares of common stock were reserved for the conversion of preferred stock and the exercise of outstanding options and warrants at December 31, 1997.

      Adjusted pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the "Black Scholes" method for option pricing with the following weighted-average assumptions for 1995, 1996 and 1997: volatility factors of the expected market value of the Company's common stock of 70%, 80% and 102%, respectively; risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the options of five years.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information follows:

                                                   Years Ended December 31,

                                          1995              1996               1997
                                    ---------------------------------------------------
Adjusted pro forma net less         $  (29,027,475)   $  (17,294,920)   $  (33,493,186)
Adjusted pro forma loss per share   $       (14.87)   $        (5.80)   $        (7.57)

      The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one, two or three years vesting.

                               Genta Incorporated

      The weighted-average grant-date fair value of the options granted during the years ended December 31, 1995, 1996 and 1997 was $8.22, $11.59 and $2.75,
respectively. Following is a further breakdown of the options outstanding as of December 31, 1997:

                                                                     Weighted
                                                                     average
                                Weighted   Weighted               exercise price
                                average     average                     of
    Range         Options      remaining   exercise     Options       options
  of prices     outstanding  life in years   price    exercisable   exercisable
-------------------------------------------------------------------------------
 $3.13 - $5.00    13,368         6.06      $  4.27       6,939      $  3.89
 $5.01 -$19.99     6,537         8.56        14.77       3,714        16.90
$20.00 -$75.00   103,007         7.27        25.02      98,899        25.08
              -------------------------------------------------------------
                 122,912         7.21      $ 22.90     109,552      $ 23.46
              =============================================================

10. Research, Development and Licensing Arrangements

      The Company entered into a collaborative research and development agreements with The Procter & Gamble Company ("P&G") during 1991. The agreement generally provided for the Company to receive research funding for the discovery and development of specified Anticode products. The P&G collaboration, as extended and modified, ended in September 1995. Collaborative revenues of $1.1 million were recognized under this contract during 1995, which amount approximates costs incurred on the programs.

      In addition to the aforementioned arrangement, the Company has entered into various license, royalty and sponsored research agreements which provide the Company with rights to develop and market products covered under the agreements. In connection with certain license agreements entered into with a director of the Company and two other stockholders, the Company recorded royalty expense of $100,000, $100,000 and $87,500 in 1995, 1996 and 1997, respectively.

      The Company was not obligated to repay any funding received under the collaborative research and development agreements under any circumstances.

11. Income Taxes

      Significant components of the Company's deferred tax assets as of December 31, 1996 and 1997 are shown below. A valuation allowance of $36,456,000 has been recognized to

                               Genta Incorporated
offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized.

                                                      1996               1997
                                                 -------------------------------
Deferred tax assets:
  Capitalized research expense .............     $  2,663,000      $  2,778,000
  Net operating loss carryforwards .........       22,177,000        25,969,000
  Research and development credits .........        3,248,000         3,703,000
  Purchased technology and license fees ....        4,523,000         4,491,000
  Other, net ...............................        1,108,000           497,000
                                                 -------------------------------
  Total deferred tax assets ................       33,719,000        37,438,000
  Valuation allowance for deferred tax
    assets .................................     `(32,508,000)      (36,456,000)
                                                 -------------------------------
                                                    1,211,000           982,000
Deferred tax liabilities:
  Patent expenses ..........................       (1,211,000)         (729,000)
  Net depreciation .........................             --            (253,000)
                                                 -------------------------------
                                                   (1,211,000)         (982,000)
                                                 -------------------------------
Net deferred tax assets ....................      $       --       $        --
                                                 ===============================

      At December 31, 1997, the Company has federal and California net operating loss carryforwards of approximately $71,697,000 and $15,236,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1997. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. Approximately $2,767,000 of the California tax loss carryforward expired during 1997 and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss will continue to expire in 1998, unless utilized. The Company also has federal and California research and development tax credit carryforwards of $2,921,000 and $1,203,000, respectively, which will begin expiring in 2003 unless previously utilized.

      Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996 and 1997. Because of the decrease in value of the Company's stock, the ownership changes which occurred in 1996 and 1997, will have a material adverse impact on the Company's ability to utilize these

                               Genta Incorporated
carryforwards. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

12. Employee Savings Plan

      The Company began a 401(k) program in 1994 which allowed participating employees to contribute up to 15% of their salary, subject to annual limits. In January 1998, the Board of Directors approved an increase to 20%, effective April 1, 1998, and subject to annual limits as established by the IRS. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made.

13. Employee Terminations

      As noted above, in an effort to reduce costs and conserve working capital, Genta initiated a termination plan in March 1995, whereby the Company terminated 26 employees involved in the Company's research and development activities. The Company recorded General and Administrative expenses totaling $250,000 for accrued severance costs associated with the 26 terminated employees. In October 1996, Genta again reassessed its personnel requirements and established a second termination plan whereby the Company terminated 16 research and administrative employees and recorded General and Administrative expenses of $850,000 for accrued severance. In May 1997, Genta again reassessed its personnel requirements and established a third termination plan involving the termination of an aggregate of 12 research and administrative employees at Genta and Genta Europe. The Company recorded General and Administrative expenses of $868,000 in the second quarter of 1997 for accrued severance costs. There were no adjustments to the liabilities recorded and actual termination benefits paid were equal to the liabilities recorded.

14. Contingencies

      LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services particularly in connection with a $3 million investment for which LBC is seeking a fee. On March 30, 1998, the Company received a Statement of Claim under NASD arbitration rules, and a request that the Company voluntarily submit to NASD arbitration. The Company has not yet responded to that request. LBC's Statement of Claim seeks damages in the form of cash (in excess of $4 million), stock, warrants and other securities. On April 9, 1998, the Company's counsel learned that, in addition, a Complaint has been filed in the United States District Court for the Southern District of New York (98 Civ. 2491) by LBC against the Company and the same

                               Genta Incorporated
other parties. However, such Complaint has not yet been served upon the Company. The Company believes it has valid legal and equitable defenses to LBC's claim. Whether LBC's claims are ultimately adjudicated in arbitration or litigation, the Company intends to defend vigorously and possibly to assert counterclaims against LBC. In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. Six soil borings were drilled and groundwater wells were installed at several locations around the site. Chloroform was detected at levels of up to 190 ug/liter on-site, exceeding the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter. PCEs were also detected at levels of up to 22 ug/liter on- site, exceeding the California Drinking Water Maximum Contamination Level of 5 ug/liter. In addition, Toluene was detected at levels of up to 2 ug/liter at several points on-site, which is significantly below the California Toxicity Action Level of 100 ug/liter. These toxicity levels are not binding, as the final regulatory maximum levels may be higher or lower. JBL has notified the appropriate regulatory agency, the California Regional Water Quality Control Board, of conditions at the site, and with the agency's approval, JBL is monitoring groundwater conditions at the site on a quarterly basis. JBL is currently in the pre-regulatory action stage with ongoing site monitoring and site assessment. In addition, current sampling results indicate that contaminants may be migrating off-site. An off-site well, used as a domestic and irrigation water source, has shown evidence of being impacted by chloroform at 0.9 ug/liter, significantly below (less than one percent of) the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter, and toluene at 0.9 ug/liter, also significantly below (less than one percent of) the California Toxicity Action Level of 100 ug/liter. While another off-site well has been found to contain chloroform, the engineering consultant concluded that the contaminants do not appear to relate to impact from the JBL site. The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

15. Genta Europe

      The Company's loss on its European operations for the years ended December 31, 1995, 1996 and 1997 were $1,266,531, $1,247,713 and $806,687, respectively.

16. Gain on Sale of Technology

      In December 1996, the Company sold the rights to two development-stage dermatological products for cash of $373,261.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Genta Jago Technologies B.V.

We have audited the accompanying balance sheets of Genta Jago Technologies B.V. (a development stage company) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1997 and for the period December 15, 1992 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genta Jago Technologies B.V. (a development stage company) at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period December 15, 1992 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and requires substantial sources of financing to fund its operations through 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California
April 13, 1998

                          Genta Jago Technologies B.V.
                          (a development stage company)

                                 Balance Sheets

                                                              December 31,

Assets                                                    1996         1997
                                                     ---------------------------
Current assets:
  Cash and cash equivalents ........................ $     36,092  $      9,247
  Receivables under collaboration agreements .......      903,838     1,399,854
  Other current assets .............................      105,934        22,246
                                                     ---------------------------
Total current assets ...............................    1,045,864     1,431,347

 Property and equipment, net .......................        4,900         2,300
Other assets .......................................        6,651         1,672
                                                     ---------------------------
                                                     $  1,057,415  $  1,435,319
                                                     ===========================
Liabilities and net capital deficiancy
Current liabilities:
  Accounts payable and accrued expenses ............ $    571,539  $  1,792,293
  Payable to related parties .......................    2,481,452     3,420,456
                                                     ---------------------------
Total current liabilities ..........................    3,052,991     5,212,749

Notes payable to Genta Incorporated ................   15,287,099    15,837,099
Stockholders' equity (net capital deficiency):
  Common Stock, 14,700 shares authorized,
    10,000 shares issued and outstanding
    at stated value ................................      512,000       512,000
  Additional paid-in capital .......................    3,741,950     3,741,950
  Deficit accumulated during the development stage .  (21,536,625)  (23,868,479)
                                                     ---------------------------
Net capital deficiency .............................  (17,282,675)  (19,614,529)
                                                     ---------------------------
                                                     $  1,057,415  $  1,435,319
                                                     ===========================

                             See accompanying notes

                          Genta Jago Technologies B.V.
                          (a development stage company)

                            Statements of Operations

                                                                                                  Cumulative
                                                                                                 from December
                                                                                                   15, 1992
                                                                                                  (inception)
                                                                                                    through
                                                           Years ended December 31,               December 31,
Revenues:                                             1995            1996            1997            1997
                                                 -------------------------------------------------------------
  Collaborative research and
        development                              $  2,968,463    $  5,477,059    $  3,634,516    $ 19,040,894
Cost and expenses:
  Research and development,
    including contractual amounts to
    related parties of $9,318,460, $7,040,438,
    and $4,540,067, and $40,169,225 in 1995,
    1996 and 1997 and the period from
    December 15, 1992 (inception) to
    December 31, 1997, respectively                 9,866,038       8,091,465       4,740,299      43,003,883
  General and administrative                          470,081         361,920          50,869       1,436,252
                                                 -------------------------------------------------------------
                                                   10,336,119       8,453,385       4,791,168      44,440,135
                                                 -------------------------------------------------------------
Loss from operations                               (7,367,656)     (2,976,326)     (1,156,652)    (25,399,241)
Other income (expense):
  Gain on waiver of debt in exchange for
    return of license rights to related party       4,703,352            --              --         4,703,352
Interest income                                         2,620           5,814             209          19,755
Interest expense                                     (749,808)       (961,075)     (1,175,411)     (3,192,345)
                                                 -------------------------------------------------------------
                                                    3,956,164        (955,261)     (1,175,202)      1,530,762
                                                 -------------------------------------------------------------
Net loss                                         $ (3,411,492)   $ (3,931,587)   $ (2,331,854)   $(23,868,479)
                                                 =============================================================

                             See accompanying notes

                          Genta Jago Technologies B.V.
                          (a development stage company)

           Statement of Stockholders' Equity (Net Capital Deficiency)

               December 15, 1992 (inception) to December 31, 1997

                                                                                                   Deficit
                                                                                                 accumulated   Stockholders'
                                                                                                 during the     equity (net
                                                               Common stock        Additional    development      capital
                                                      ------------------------------------------
                                                         shares       amount     paid-in capital    stage       deficiency)
                                                      ----------------------------------------------------------------------
Issuance of common stock at $51.20 per share
     for cash .................................          2,940   $    150,528   $       --      $      --      $    150,528
Capital contributions in excess
  of stated value .............................           --             --           12,882           --            12,882
                                                      ----------------------------------------------------------------------
Balance at December 31, 1992 ..................          2,940        150,528         12,882           --           163,410
Issuance of common stock at $51.20 per share
     for cash .................................          7,060        361,472           --             --           361,472
Capital contributions in excess of stated value           --             --        3,729,068           --         3,729,068
Net Loss ......................................           --             --             --       (5,842,165)     (5,842,165)
                                                      ----------------------------------------------------------------------
Balance at December 31, 1993 ..................         10,000        512,000      3,741,950     (5,842,165)     (1,588,215)
Net Loss ......................................           --             --             --       (8,351,381)     (8,351,381)
                                                      ----------------------------------------------------------------------
Balance at December 31, 1994 ..................         10,000        512,000      3,741,950    (14,193,546)     (9,939,596)
Net Loss ......................................           --             --             --       (3,411,492)     (3,411,492)
                                                      ----------------------------------------------------------------------
Balance at December 31, 1995 ..................         10,000        512,000      3,741,950    (17,605,038)    (13,351,088)
Net Loss ......................................           --             --             --       (3,931,587)     (3,931,587)
                                                      ----------------------------------------------------------------------
Balance at December 31, 1996 ..................         10,000        512,000      3,741,950    (21,536,625)    (17,282,675)
Net Loss ......................................           --             --             --       (2,331,854)     (2,331,854)
                                                      ----------------------------------------------------------------------
Balance at December 31, 1997 ..................         10,000   $    512,000   $  3,741,950   $(23,868,479)   $(19,614,529)
                                                      ======================================================================

                             See accompanying notes.

                          Genta Jago Technologies B.V.
                          (a development stage company)

                            Statements of Cash Flows

                                                                                                  Cumulative
                                                                                                 from December
                                                                                                   15, 1992
                                                                                                (inception) to
                                                           Years ended December 31,               December 31,
                                                      1995            1996            1997            1997
                                                 -------------------------------------------------------------
Operating Activities
Net Loss ......................................   $ (3,411,492)   $ (3,931,587)   $ (2,331,854)   $(23,868,479)
Items reflected in net loss not requiring cash:
Depreciation and amortization .................          2,600           2,600           2,600          15,768
Technology license fee ........................           --              --              --           192,580
Gain on waiver of debt in exchange for
     return of license rights to related party      (4,703,352)           --              --        (4,703,352)
Changes in operating assets and liabilities:
     Advance contract payments to related
        parties ...............................        435,276       1,538,594            --              --
     Receivables under collaboration
        agreements ............................           --          (903,838)       (496,016)     (1,399,854)
     Other current assets .....................         68,440        (105,934)         83,688         (22,246)
     Accounts payable and accrued expenses ....        112,227         324,185       1,220,754       1,792,293
     Payable to related parties ...............        277,479       1,686,614         939,004       3,420,456
     Deferred contract revenue ................     (1,071,863)       (317,555)           --              --
                                                 -----------------------------------------------  ------------
Net cash used in operating activities .........     (8,290,685)     (1,706,921)       (581,824)    (24,572,834)

Investing Activities
Purchase of property and equipment and
    other .....................................         (4,492)         (2,159)          4,979         (19,740)
                                                 -----------------------------------------------  ------------
Net cash provided by (used in) investing
    activities ................................         (4,492)         (2,159)          4,979         (19,740)

Financing Activities
Proceeds from issuance of common stock
    and capital contributions .................           --              --              --         4,061,370
Proceeds from notes payable to related party ..      8,415,407       1,500,000         550,000      21,140,643
Repayment of notes payable to related party ...           --              --              --          (600,192)
                                                 -----------------------------------------------  ------------
Net cash provided by financing activities .....      8,415,407       1,500,000         550,000      24,601,821
                                                 -----------------------------------------------  ------------
Increase (decrease) in cash and cash
    equivalents ...............................        120,230        (209,080)        (26,845)          9,247
Cash and cash equivalents at beginning of
    period ....................................        124,942         245,172          36,092            --
                                                 -----------------------------------------------  ------------
Cash and cash equivalents at end of period ....   $    245,172    $     36,092    $      9,247    $      9,247
                                                 ===============================================  ============
Supplemental disclosure of cash flow
    information:
                                                 ===============================================  ============
Interest paid .................................   $        --     $        --     $        --     $    299,808
                                                 ===============================================  ============

                             See accompanying notes.

                          Genta Jago Technologies B.V.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1997

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

      In connection with the formation of the joint venture in 1992, Genta obtained from Jagotec and subsequently contributed to Genta Jago an exclusive license to GEOMATRIX oral controlled-release technology for the development and commercialization of approximately 25 specified products. In May 1995, Genta and Jagotec entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products (see "Expansion of Genta Jago"). Genta Jago maintains the rights to develop and to commercialize controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology.

      Genta Jago is dependent on future funding from Genta (see Note 2, "Capital Contributions and Working Capital Agreement") and corporate partners and is considered a development stage company. Genta has incurred significant operating losses since inception and expects that they will continue for the next several years. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Revenue Recognition

      Collaborative research and development revenues are recorded as earned as research and development activities are performed under the terms of the contracts, with such revenues generally approximating costs incurred on the programs. Payments received in excess of amounts earned are deferred.

                          Genta Jago Technologies B.V.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1997

Research and Development Expenses

      Research and development costs are expensed as incurred.

Depreciation

      The costs of furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss has been materially different than net income or loss.

2. Related Party Transactions

License Agreements

      Genta Jago entered into license agreements with Genta in connection with the planned development and commercialization of GEOMATRIX oral controlled-release products and Anticode(TM) oligonucleotide products. The license with Genta in relation to the Anticode(TM) oligonucleotide products was terminated in 1995, however, the license in

                          Genta Jago Technologies B.V.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1997

relation to the GEOMATRIX oral controlled-release products with Jagotec was not terminated. Pursuant to such agreements, Genta Jago recorded license fee expense of $85,000, $620,000 and $85,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

                          Genta Jago Technologies B.V.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1997

Research and Development and Service Agreements

      Genta Jago has contracted with Genta and Jagotec to conduct research and development and provide certain other services. Under terms of such agreements, Genta Jago generally is required to reimburse the parties for their respective costs incurred plus a specified mark-up. Payments for research and development services are generally made in advance and are refundable if the services are not performed. For the years ended December 31, 1995, 1996 and 1997, Genta Jago incurred expenditures of $9.3 million, $7 million and $4.5 million, respectively, pursuant to such research and development and service agreements.

Capital Contributions and Working Capital Agreement

      In connection with the formation of the joint venture, Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products and also contributed the Initial License referred to below. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec in 1992 as consideration for a license (the "Initial License") for Genta to use Jagotec's GEOMATRIX technology with respect to approximately 25 products, under the condition that Genta then contribute such technology to Genta Jago, which Genta did. In addition, Genta Jago entered into a working capital agreement with Genta which expires in October 1998. See "MD&A--Liquidity and Capital Resources." Pursuant to this agreement, Genta is required to make working capital loans to Genta Jago up to a mutually agreed upon maximum principal amount, which amount is established by Genta and Genta Jago not less than once each calendar quarter, if necessary, based upon the review and consideration by the parties of mutually-acceptable budgets, expense reports, forecasts and workplans for research and development of the products by Genta Jago. Genta is not required to fund amounts in excess of the agreed-upon commitment amount. Working capital loans consist of cash advances to Genta Jago from Genta and research expenses incurred by Genta on behalf of Genta Jago. As of December 31, 1997, Genta had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the loan credit discussed below. Such loans bear interest at rates per annum ranging from 5.81% to 7.5%, and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago and specified cash balances are maintained by Genta Jago.

                          Genta Jago Technologies B.V.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1997

Expansion of Genta Jago

      In 1995, Genta obtained from Jagotec and subsequently contributed to Genta Jago the rights to develop and commercialize an additional 35 products (the "Additional Products") using Jagotec's GEOMATRIX technology. With these Additional Products, Genta Jago now maintains the rights to develop controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology. Genta Jago is required to pay certain additional fees to Jagotec upon Genta Jago's receipt of revenues from third parties, and pay manufacturing royalties to Jagotec.

Return of Anticode(TM) Antisense License

      Also in 1995, the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX oral-controlled release products. As a result, Genta Jago returned to Genta the rights to develop six Anticode(TM) Oligonucleotide products originally licensed from Genta in connection with the formation of Genta Jago in 1992. In connection with the return of the Anticode(TM) Oligonucleotide license rights to Genta in May 1995, Genta Jago's note payable to Genta was credited with a principal reduction of approximately $4.4 million and accrued interest payable to Genta was reduced by approximately $300,000. Genta Jago recorded the loan credit and related accrued interest as a gain on waiver of debt in exchange for return of license rights to Genta, based on the legal structure of the transaction.

3. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Genta Jago/Gensia/Brightstone. In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provide Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. The agreement has a term of the longer of twelve years and the patent term in the respective countries within the territory. Genta Jago received $1.2 million, $2.2 million and $1.9 million of funding in 1997, 1996 and 1995, respectively, pursuant to the agreement. Collaborative revenues of $1.5 million, $2.8 million and $3 million were recognized under the agreement during the years ended December 31, 1997, 1996 and 1995, respectively. Effective October 1996, Gensia and SkyePharma reached an

                          Genta Jago Technologies B.V.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1997

agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

            Genta Jago/Apothecon. In March 1996, Genta Jago entered into a collaborative licensing and development agreement (the "Genta Jago/Apothecon Agreement") with Apothecon, Inc. ("Apothecon"). Under the terms of the Genta Jago/Apothecon Agreement, Apothecon will provide funding to Genta Jago up to a specified maximum amount for the formulation of Q-CR ketoprofen (Oruvail(R)). The Genta Jago/Apothecon Agreement expires upon the expiration of the relevant patents in each covered country subject to certain early termination rights. The agreement also provides for Genta Jago to receive potential milestone payments and royalties on product sales. Terms of the agreement provide Apothecon exclusive rights to market and distribute the products on a worldwide basis.

            Genta Jago/Krypton. In October 1996, Genta Jago entered into five collaborative licensing and development agreements (the "Genta Jago/Krypton Agreements") with Krypton, Ltd. ("Krypton"), a subsidiary of SkyePharma, whereby Genta Jago would sublicense to Krypton rights to develop and commercialize potentially bioequivalent GEOMATRIX(R) versions of five currently marketed products, as well as another agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. The Genta Jago/Krypton Agreements have terms of the shorter of fifteen years from first commercial sale and the expiration of the patent term on a territory-by-territory basis. During 1997, Genta Jago received funding of $1.9 million under the Genta Jago/Krypton Agreements and recognized $2.3 million of collaborative revenue therefrom.

4. Income Taxes

      Significant components of Genta Jago's deferred tax assets as of December 31, 1997 are shown below. A valuation allowance of $2,387,000 has been recognized to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized.

                                                         December 31,

                                                   1996               1997
                                             ---------------------------------

Deferred tax assets:
Net operating loss carryforwards              $    2,154,000     $  2,387,000
Valuation allowance for deferred tax assets       (2,154,000)      (2,387,000)
                                             ---------------------------------
Net deferred tax assets                       $          --      $        --
                                             =================================

      At December 31, 1997, Genta Jago has foreign net operating loss carryforwards of approximately $23,868,000. The foreign tax loss carryforwards will begin expiring in 2000, unless previously utilized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            (a) The sections labeled "Proposal Two--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement are incorporated herein by reference.

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

      (b) Reports on Form 8-K. During the fourth quarter of 1997, the Company filed the following reports on Forms 8-K:

            (i) On November 17, 1997, the Company filed a report on Form 8-K dated November 14, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Incorporated Announces Third Quarterly 1997 Results.

            (ii) On December 3, 1997, the Company filed a report on Form 8-K dated December 3, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Announces Initiation of Phase I/II a Prostate Cancer Trial at Memorial Sloan-Kettering Cancer Center."

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

3(i).2(18)            Certificate of Designations of Series D Convertible
                      Preferred Stock of the Company.

3(ii).1(2)            By-laws of the Company.

3(ii).2(21)           By-laws of the Company, as amended and restated September
                      23, 1997.

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

10.89(20)(7)          Development and Marketing Agreement effective February 28,
                      1996 between Genta Jago Technologies B.V., a Dutch company, and Apothecon, Inc., a Delaware corporation.

10.90(20)(7)          License Agreement effective February 28, 1996 between
                      Genta Jago Technologies B.V., a Dutch company, and
                      Apothecon, Inc., a Delaware corporation.

10.91(20)(7)          Option, Development & Sub-License Agreement/(The Company
                      has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago
                      Technologies B.V., a Dutch company, and Krypton Ltd., a
                      Gibraltar limited company.

10.92(20)(7)          Development and Sub-License Agreement/(The Company has
                      requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago
                      Technologies

                      B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.93(20)(7)          Development and Sub-License Agreement/(The Company has
                      requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago
                      Technologies B.V., a Dutch company, and Krypton Ltd., a
                      Gibraltar limited company.

10.94(20)(7)          Development and Sub-License Agreement/Diclofenac dated as
                      of October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.95(20)(7)          Development and Sub-License Agreement/Naproxen dated as of
                      October 31, 1996 between Genta Jago Technologies B.V., a
                      Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.96(20)(7)          Development and Sub-License Agreement/Verapamil dated as
                      of October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.97(20)(7)          License Termination Agreement dated December 2, 1996
                      between the Company and Wilton Licensing AG.

10.98(20)             Contract for Regional Aid for Innovation, effective July
                      1, 1993, between L'Agence Nationale de Valorisation de la
                      Recherche, Genta Pharmaceuticals Europe SA and the
                      Company.

10.99(22)             Warrant for the purchase of 32,500 shares of Common Stock
                      of the Issuer, issued to the Aries Fund pursuant to a Senior Secured Line of Credit Agreement between the
                      Company and the Aries Funds.

10.100(22)            Warrant for the purchase of 17,500 shares of Common Stock
                      of the Issuer, issued to the Aries Domestic Fund, L.P.
                      pursuant to the Senior Secured Line of Credit Agreement between the Company and the Aries Funds.

10.101(22)            Amended and Restated Amendment Agreement between the
                      Company and the Aries Funds.

10.102(22)            Amended and Restated Senior Secured Convertible Bridge
                      Note for $1,050,000 issued to the Aries Domestic Fund,
                      L.P.

10.103(22)            Amended and Restated Senior Secured Convertible Bridge
                      Note for $1,950,000 issued to The Aries Fund.

10.104(22)            New Class A Bridge Warrant for the Purchase of 350,000
                      shares of Common Stock issued to The Aries Fund.

10.105(22)            New Class A Bridge Warrant for the Purchase of 650,000
                      shares of Common Stock issued to The Aries Fund.

10.106(22)            New Class B Bridge Warrant for the Purchase of 350,000
                      shares of Common Stock issued to The Aries Fund.

10.107(22)            New Class B Bridge Warrant for the Purchase of 650,000
                      shares of Common Stock issued to The Aries Fund.

10.108(22)            Consulting Agreement dated as of August 27, 1997 by and
                      between the Company and Paul O.P. Ts'o, Ph.D.

10.109(22)            Consulting Agreement dated as of August 27, 1997 by and
                      between the Company and Sharon B. Webster, Ph.D.

22.1(20)              Subsidiaries of the Registrant.

23.1(20)              Consent of Ernst & Young LLP, Independent Auditors.

24.1                  Power of Attorney. (See signature page)

27.1(22)              Financial Data Schedule

* Before giving effect to the one for ten reverse stock split effected by the Company on April 7, 1997.

(1) Incorporated herein by reference to the exhibits of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635.

(2) Exhibit 3(ii).1 is incorporated herein by reference to the Exhibit of the same number contained in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-3, Registration No. 33-72130.

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

(20) Incorporated herein by reference to the exhibits of the same numbers to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-19635.

(21) Exhibit 3(ii).2 is incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1997, Commission File No. 0-19635.

(22)  Filed herewith.

            (d) See (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 1998.

                                                 Genta Incorporated


                                                 /s/ Kenneth G. Kasses, Ph.D.
                                                 ----------------------
                                                 Kenneth G. Kasses, Ph.D.
                                                 President, Principal Executive
                                                 Officer and Director

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth G. Kasses and Robert E. Klem, jointly and each of them severally, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                      Title                                    Date
           ---------                      -----                                    ----

/s/ Kenneth G. Kasses
------------------------------           President, Principal Executive            April 13, 1998
Kenneth G. Kasses, Ph.D.                 Officer and Director


/s/ Robert E. Klem, Ph.D.                Principal Accounting Officer,             April 13, 1998
-------------------------------          Principal Financial Officer,
Robert E. Klem, Ph.D.                    Vice President and Director


/s/ Donald G. Drapkin                    Chairman and Director                     April 13, 1998
-------------------------------
Donald G. Drapkin



/s/ Bobby W. Sandage, Jr., Ph.D.         Director                                  April 13, 1998
--------------------------------
Bobby W. Sandage, Jr., Ph.D.





/s/ Michael S. Weiss
----------------------------             Vice Chairman and Director                April 13, 1998
Michael S. Weiss


/s/ Glenn L. Cooper, M.D.
----------------------------             Director                                  April 13, 1998
Glenn L. Cooper, M.D.


/s/ Lawrence J. Kessel, M.D.
----------------------------             Director                                  April 13, 1998
Lawrence J. Kessel, M.D.


/s/ Peter Salomon, M.D.
-----------------------                  Director                                  April 13, 1998
Peter Salomon, M.D.


/s/ Andrew J. Stein
-----------------------                  Director                                  April 13, 1998
Andrew J. Stein


/s/ Harlan J. Wakoff
-----------------------                  Director                                  April 13, 1998
Harlan J. Wakoff
