Form 10-K/A
period 1997-12-31
GENTA INCORPORATED /DE/
filed 1998-04-16
CIK 880643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
                                (AMENDMENT No. 1)



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

                                                 Yes       [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately 6.0 million as of April 2, 1998. For purposes of determining this number, 136,202 shares of common stock held by affiliates are excluded.

As of April 2, 1998, the registrant had 5,737,756 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Designated portions of Registrant's Definitive Proxy Statement to be furnished for the Annual Meeting of the Stockholders are incorporated by reference in Part III of this Form 10-K/A.

         UNLESS OTHERWISE INDICATED, ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT A 1-FOR-10 REVERSE STOCK SPLIT OF THE COMPANY'S COMMON STOCK EFFECTIVE AS OF APRIL 7, 1997.

The statements contained in this Annual Report on Form 10-K/A that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations; the timely development, receipt of necessary regulatory approvals and acceptance of new products; the successful application of the Company's technology to produce new products; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies; the changing of market conditions and the other risks detailed in the Certain Trends and Uncertainties section of Management's Discussion and Analysis of Financial
Condition and Results of Operations ("MD&A") in this Annual Report on Form 10-K/A and elsewhere herein. The Company does not undertake to update any forward-looking statements.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                           1997        1996        1995        1994        1993
                                                         --------    --------    --------    --------    --------
                                                                  (In thousands, except per share amounts)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:

Product sales                                            $  4,702    $  4,925    $  3,782    $  3,574    $  3,263
Gain on sale of technology                                     --         373          --          --          --
Related party contract revenue                                350       1,559       2,748       2,957          --
Collaborative research and
  development                                                  50          --       1,125       3,142       4,733
                                                         --------    --------    --------    --------    --------
                                                            5,102       6,857       7,655       9,673       7,996
                                                         --------    --------    --------    --------    --------
Costs and expenses:
  Cost of products sold                                     3,099       2,479       1,899       1,710       1,593
  Research and development                                  5,387       6,777      13,103      15,835      12,117
  Charge for acquired in-process
      research and development                                 --          --       4,762       1,850          --
  Selling, general and administrative                       8,075       6,255       6,361       7,032       5,140
                                                         --------    --------    --------    --------    --------
                                                           16,561      15,511      26,125      26,427      18,850
                                                         --------    --------    --------    --------    --------
Loss from operations                                      (11,459)     (8,654)    (18,470)    (16,754)    (10,854)
Equity in net loss of joint venture                        (1,193)     (2,712)     (6,913)     (7,425)     (5,310)
Other income, net                                          (2,773)       (726)         17         731         646
                                                         --------    --------    --------    --------    --------
Net loss                                                 $(15,425)   $(12,092)   $(25,366)   $(23,448)   $(15,518)
Dividends on Preferred Stock                               (1,695)     (2,525)     (2,551)     (2,550)       (671)
Dividends imputed on preferred stock                      (16,158)     (2,348)   $ (1,000)         --          --
                                                         --------    --------    --------    --------    --------
Net loss applicable to common shares                     $(33,278)   $(16,965)   $(28,917)   $(25,998)   $(16,189)
                                                         --------    --------    --------    --------    --------
Net loss per common Share (1)                            $  (7.52)   $  (5.69)   $ (14.82)   $ (19.00)   $ (11.90)
                                                         --------    --------    --------    --------    --------
Shares used in the calculation of net
  loss per common share                                     4,422       2,983       1,952       1,371       1,362
                                                         --------    --------    --------    --------    --------
Deficiency of earnings to meet
  combined fixed charges and
  preferred stock dividends (2)                          $(33,278)   $(16,965)   $(28,917)   $(25,998)   $(16,189)

                                                                                  DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                            1997        1996      1995        1994        1993
                                                            ----        ----      ----        ----        ----
                                                                                (In thousands)
CONSOLIDATED BALANCE
SHEET DATA:
Cash, cash equivalents and short-term
       investments                                        $8,456        $832         $272     $11,103     $34,594
Working capital (deficit)                                  5,807     (2,995)      (1,580)       5,597      30,524
Total assets                                              15,754      11,169       15,631      23,808      45,486
Notes payable and capital lease
      obligations, less current portion                       --         120        2,334       1,871       1,651
Total Stockholders' equity                                 6,425       4,074        6,972      15,496      38,064


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

The statements contained in this Annual Report on Form 10-K/A that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations,  beliefs,  intentions  or  strategies  regarding  the future.  The
Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K/A. The Company does not undertake to update any forward-looking statements.

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

         Research and Development expenses as a whole were reduced in 1996 from the prior year by $6.3 million (48%) and an additional $1.4 million (21%) in 1997. The decrease in research and development expenses is primarily attributable to the Company's restructuring and the redeployment of certain employees mentioned above, and related workforce reductions implemented in 1995, 1996 and 1997 (see below) together with the discontinuation or non-initiation of several programs. Research and development and certain other services the Company provided to Genta Jago under the terms of the joint venture were significantly reduced over the period from 1995 through 1997. These amounts were $2.7 million in 1995, $1.6 million in 1996, and $350,000 in 1997 (see above).
Also included in Research and Development expenses during 1995 were non-recurring charges for acquired in-process research and development totaling $4.8 million associated with the expansion of Genta Jago to obtain rights to develop additional GEOMATRIX-based products. The technological feasibility of the acquired in-process research and development had not yet been established and the technology had no future alternative uses at the date of acquisition. Furthermore, due to uncertainties regarding the Company's ability to demonstrate bioequivalence of potential products, management is unable to make estimates regarding the efforts necessary to develop the acquired, in-process technology into a commercially viable product. However, it is expected that any such development would require significant cash resources.

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

         In total, the Company's costs and expenses increased by approximately $1.0 million in 1997 relative to 1996. The decreases in research and development expenses described above were partially offset by a $600,000 non-recurring charge in General and Administrative Expenses recorded in the third quarter of 1997 related to management's decision to abandon certain patents that management determined were no longer germane to the Company's mainstream business (see below). In addition, General & Administrative Expenses also increased as a result of increased legal expenses associated with successfully defending the litigation brought by certain of the Company's preferred stockholders challenging a $3.0 million investment made in February 1997, which litigation was resolved in the Company's favor in April 1997; increased accounting and legal expenses due to the Company's successful efforts to avoid a potential Nasdaq delisting and associated with the equity offerings consummated in 1997; and increased recruiting expenses. See "Legal Proceedings" and "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities."

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

         Terms of the Company's Series A Preferred Stock require the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $5 per share per annum in the third and fourth years. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option. Dividends on the Series A Preferred Stock accrue on a daily basis (whether or not declared) and shall accumulate to the extent not paid on the annual dividend payment date following the dividend period for which they accrue. The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard. In September 1996, holders of 55,900 shares of Series A Preferred Stock redeemed such shares and related accrued and unpaid dividends for an aggregate of 242,350 shares of the Company's Common Stock. The effect on the financial statements of the redemptions was a reduction in Accrued dividends on preferred stock, a reduction in the Par value of convertible preferred stock, an increase in the Par value of Common Stock, and an increase in Additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed for, or converted into, the Company's Common Stock, the effect on the financial statements will be the same as that previously described. The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series A and Series D Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stock, for the development of its business. See "MD&A--Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments."

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

CERTAIN TRENDS AND UNCERTAINTIES

         In addition to the other information contained in this Annual Report on Form 10-K/A, the following factors should be considered carefully.

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

         The SEC Staff is currently in the process of reviewing a registration statement filed by the Company, and has raised certain questions regarding the Company's classification of the Preferred Stock as permanent (rather than "mezzanine") equity. Management of the Company believes, based upon its Certificate of Incorporation and the agreement pursuant to which the Preferred Stock was issued, and after discussion with Company counsel, that the conditions for redemption of the Preferred Stock require volitional acts undertaken by the Company and are therefore solely within the control of the Company. If the SEC Staff does not accept the Company's position, the Company will file an amendment to this Form 10-K reclassifying the Preferred Stock as "mezzanine" rather than permanent equity.

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

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1995, 1996 and 1997.......................................63

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

Notes to Financial Statements..............................................................98

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Genta Incorporated

We have audited the accompanying consolidated balance sheets of Genta Incorporated as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial and continuing operating losses since inception and management expects that these losses will continue for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are also described in
Note 1. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California
April  15, 1998

                               Genta Incorporated

                           Consolidated Balance Sheets

                                                                                                December 31,
                                                                                 ------------------------------------------
                                                                                              1996                 1997
                                                                                 ------------------------------------------
                                                                                          (restated)
Assets
Current assets:
   Cash and cash equivalents                                                         $     532,013         $  1,202,668
   Short-term investments, available-for-sale                                                    -            7,253,756
   Trade accounts receivable                                                               602,696              431,046
   Notes receivable from officers and employees                                             62,000                    -
   Inventories                                                                             992,243              826,008
   Other current assets                                                                    185,164              218,513
                                                                                 ------------------------------------------
Total current assets                                                                     2,374,116            9,931,991

Property and equipment, net                                                              3,634,281            1,718,150
Intangibles, net                                                                         4,022,242            3,390,032
Deposits and other assets                                                                1,138,745              713,730
                                                                                 ------------------------------------------
Total assets                                                                           $11,169,384          $15,753,903
                                                                                 ==========================================

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                                                    $ 1,179,056           $  882,111
   Payable to research institution                                                         551,213              602,658
   Accrued payroll                                                                         782,280              548,295
   Other accrued expenses                                                                  981,087              992,660
   Deferred revenue                                                                        193,121              198,570
   Short-term notes payable                                                                350,000                    -
   Current portion of notes payable and capital lease obligations                        1,332,304              900,558
                                                                                 ------------------------------------------
Total current liabilities                                                                5,369,071            4,124,852

Notes payable and capital lease obligations, less current portion                          119,578                    -
Deficit in joint venture                                                                 1,606,503            2,204,053

Stockholders' equity:
   Preferred stock;  5,000,000 shares authorized,  convertible  preferred shares outstanding:
       Series A  convertible  preferred  stock,  $.001 par  value;  528,100  and
         456,600  shares issued and  outstanding  at December 31, 1996 and 1997, respectively; liquidation value is $27,396,000
         at December 31, 1997                                                                  528                  457
       Series C convertible preferred stock, $.001 par value; 1,424 and no shares issued and outstanding at December 31, 1996
         and 1997, respectively                                                                  1                    -
       Series D convertible preferred stock, $.001 par value; $100 stated value, no shares  and 226,995 shares issued and
         outstanding at December 31, 1996 and 1997, respectively;
         liquidation value is $31,779,300 at December 31, 1997                                   -                  227
   Common stock, $.001 par value; 70,000,000 shares authorized;
      3,999,368 and 5,712,363 shares issued and outstanding at
      December 31, 1996 and 1997, respectively                                               3,999                5,712
   Additional paid-in capital                                                          109,490,222          126,320,493
   Accumulated deficit                                                                (109,042,074)        (124,467,891)
   Accrued dividends payable in common stock                                             3,671,532            4,566,000
   Notes receivable from stockholders                                                      (49,976)                    -
                                                                                 ------------------------------------------
Total stockholders' equity                                                               4,074,232            6,424,998
                                                                                 ------------------------------------------
Total liabilities and stockholders' equity                                             $11,169,384          $15,753,903
                                                                                 ==========================================

See accompanying notes.

                               Genta Incorporated

                      Consolidated Statements of Operations

                                                      YEARS ENDED DECEMBER 31,
                                         --------------------------------------------

                                             1995             1996             1997
                                         --------------------------------------------
                                            (restated)    (restated)
Revenues:
   Product sales                         $  3,781,983    $  4,924,694    $  4,701,649
   Gain on sale of technology                    --           373,261            --
   Contract revenue from Genta Jago         2,747,678       1,558,962         350,097
   Collaborative research and
      development                           1,125,000            --            50,000
                                         --------------------------------------------
                                            7,654,661       6,856,917       5,101,746
Costs and expenses:
   Cost of products sold                    1,899,216       2,479,337       3,099,078
   Research and development                13,102,821       6,777,043       5,387,095
   Charge for acquired in-process
      research and development              4,762,000            --              --
   Selling, general and administrative      6,360,402       6,254,366       8,075,229
                                         --------------------------------------------
                                           26,124,439      15,510,746      16,561,402
                                         --------------------------------------------

Loss from operations                      (18,469,778)     (8,653,829)    (11,459,656)
Equity in net loss of joint venture        (6,913,180)     (2,712,183)     (1,193,321)

Other income (expense):
  Interest income                             348,470         159,165         550,195
  Interest expense                           (331,226)       (885,602)     (3,323,035)
                                         --------------------------------------------
Net loss                                  (25,365,714)    (12,092,449)    (15,425,817)
Dividends accrued on preferred stock       (2,551,726)     (2,524,701)     (1,694,677)
Dividends imputed on preferred stock       (1,000,000)     (2,348,000)    (16,158,000)
                                         --------------------------------------------
Net loss applicable to common shares     $(28,917,440)   $(16,965,150)   $(33,278,494)
                                         ============================================

Net loss per share (basic and diluted)   $     (14.82)   $      (5.69)   $      (7.52)
                                         ============================================
 Shares used in computing net loss per
  share                                     1,951,862       2,983,449       4,422,409
                                         ============================================

See accompanying notes.

                               Genta Incorporated

                 Consolidated Statements of Stockholders' Equity



                                                                      CONVERTIBLE
                                                                    PREFERRED STOCK                  COMMON STOCK
                                                              ---------------------------
                                                                                              ---------------------------
                                                                SHARES       AMOUNT             SHARES       AMOUNT
                                                              ---------------------------     ---------------------------

Balance at December 31, 1994                                    600,000       $      600      1,387,731         $  1,387
     Issuance of common stock                                         -                -        573,441              573
     Issuance of common stock upon conversion
       of promissory notes                                            -                -        177,790              178
     Issuance of common stock for acquired
       in-process research and development                            -                -        124,000              124
     Issuance of Series B convertible preferred stock             3,000                3              -                -
     Issuance of warrants to purchase common stock                    -                -              -                -
     Issuance of common stock on exercise of options                  -                -            732                1
     Issuance of common stock as dividend on preferred
       stock                                                          -                -        132,863              133
     Dividends accrued on preferred stock                             -                -              -                -
     Repayment of notes receivable from stockholders                  -                -              -                -
     Amortization of deferred compensation                            -                -              -                -
     Net loss                                                         -                -              -                -

                                                              -----------------------------------------------------------
Balance at December 31, 1995                                    603,000              603      2,396,557            2,396
     Issuance of Series C convertible preferred stock             6,000                6              -                -
     Issuance of Series C convertible preferred stock
       upon conversion of promissory notes                        1,044                1              -                -
     Issuance of common stock upon conversion of
       Series A convertible preferred stock and related
       accrued dividends                                        (71,900)             (72)       255,446              255
     Issuance of common stock upon conversion of Series
       B convertible preferred stock and related accrued         (3,000)              (3)       226,943              227
       dividends

                               Genta Incorporated

                 Consolidated Statements of Stockholders' Equity



                                                                                                               ACCRUED
                                                                       ADDITIONAL                            DIVIDENDS IN
                                                                        PAID-IN           ACCUMULATED         PREFERRED
                                                                        CAPITAL             DEFICIT             STOCK
                                                                    ----------------------------------------------------------

Balance at December 31, 1994                                          $  85,797,104        $(71,583,911)       $ 1,420,862
     Issuance of common stock                                             9,164,704                   -                  -
     Issuance of common stock upon conversion
       of promissory notes                                                3,022,260                   -                  -
     Issuance of common stock for acquired
       in-process research and development                                1,611,876                   -                  -
     Issuance of Series B convertible preferred stock                     2,774,897                   -                  -
     Issuance of warrants to purchase common stock                          173,118                   -                  -
     Issuance of common stock on exercise of options                          3,661                   -                  -
     Issuance of common stock as dividend on preferred
       stock                                                              2,399,779                   -         (2,400,000)
     Dividends accrued on preferred stock                               (2,551,726)                   -          2,551,726
     Repayment of notes receivable from stockholders                              -                   -                  -
     Amortization of deferred compensation                                        -                   -                  -
     Net loss                                                                     -         (25,365,714)                 -
                                                                    ----------------------------------------------------------

Balance at December 31, 1995                                            102,395,673         (96,949,625)         1,572,588
     Issuance of Series C convertible preferred stock                     5,492,633                   -                  -
     Issuance of Series C convertible preferred stock
       upon conversion of promissory notes                                1,044,000                   -                  -
     Issuance of common stock upon conversion of
       Series A  convertible preferred stock and related
        accrued dividends                                                   326,838                   -           (327,021)
     Issuance of common stock upon conversion of Series
       B convertible preferred stock and related accrued                     33,783                   -            (34,007)
       dividends




                                                                   NOTES RECEIVABLE                               TOTAL
                                                                         FROM               DEFERRED          STOCKHOLDERS'
                                                                     STOCKHOLDERS         COMPENSATION           EQUITY
                                                                 ------------------------------------------------------------

Balance at December 31, 1994                                             $  (74,726)         $  (64,836)         $15,496,486
     Issuance of common stock                                                      -                   -           9,165,277
     Issuance of common stock upon conversion
       of promissory notes                                                         -                   -           3,022,438
     Issuance of common stock for acquired
       in-process research and development                                         -                   -           1,612,000
     Issuance of Series B convertible preferred stock                              -                   -           2,774,900
     Issuance of warrants to purchase common stock                                 -                   -             173,118
     Issuance of common stock on exercise of options                               -                   -               3,662
     Issuance of common stock as dividend on preferred
       stock                                                                       -                   -                (88)
     Dividends accrued on preferred stock                                          -                   -                   -
     Repayment of notes receivable from stockholders                          24,750                   -              24,750
     Amortization of deferred compensation                                         -              64,836              64,836
     Net loss                                                                      -                   -        (25,365,714)
                                                                 ------------------------------------------------------------

Balance at December 31, 1995                                                (49,976)                   -           6,971,659
     Issuance of Series C convertible preferred stock                              -                   -           5,492,639
     Issuance of Series C convertible preferred stock
       upon conversion of promissory notes                                         -                   -           1,044,001
     Issuance of common stock upon conversion of
       Series A  convertible preferred stock and related
        accrued dividends                                                          -                   -           3,595,000
     Issuance of common stock upon conversion of Series
       B convertible preferred stock and related accrued                           -                   -                   -
       dividends

                               Genta Incorporated
                 Consolidated Statements of Stockholders' Equity

                                                                      CONVERTIBLE
                                                                    PREFERRED STOCK                  COMMON STOCK
                                                              ---------------------------     ---------------------------
                                                                SHARES       AMOUNT             SHARES       AMOUNT
                                                              ---------------------------     ---------------------------
     Issuance of common stock upon conversion of Series C
       convertible  preferred
       stock and related accrued
       dividends                                               (5,620)              (6)        524,749              525
     Issuance of common stock upon
       conversion of convertible debentures                          -                -        587,790              588
     Issuance of warrants to purchase
       common stock for patent legal services                        -                -              -                -
     Issuance of common stock on exercise of options                 -                -          7,882                8
     Dividends accrued on preferred stock                            -                -              -                -
     Interest imputed on convertible debentures                      -                -              -                -
     Net loss                                                        -                -              -                -
                                                              -----------------------------------------------------------

Balance at December 31, 1996                                   529,524              530      3,999,367           3,999
     Issuance of common stock                                        -                -         38,400               38
     Retirement common stock in exchange for
       forgiveness of note receivable                                -                -        (1,250)              (1)
     Issuance of common stock upon conversion of
       Series A convertible preferred stock and
       related accrued dividends                              (71,500)             (71)        518,742              519
     Issuance of common stock upon conversion of
       Series C convertible preferred stock and
       related accrued dividends                               (1,424)              (1)        952,841              953
     Issuance of common stock upon conversion of
       convertible debentures                                        -                -        204,263              204
     Issuance of Series D convertible preferred stock          161,580              162              -                -



                               Genta Incorporated
                 Consolidated Statements of Stockholders' Equity


                                                                                                             ACCRUED
                                                                    ADDITIONAL                            DIVIDENDS ON
                                                                     PAID-IN           ACCUMULATED          PREFERRED
                                                                     CAPITAL             DEFICIT              STOCK
                                                                 ----------------------------------------------------------
     Issuance of common stock upon conversion
       of Series C convertible  preferred
       stock and related accrued
       dividends                                                         64,210                   -             (64,729)
     Issuance of common stock upon
       conversion of convertible debentures                           1,598,011                   -                   -
     Issuance of warrants to purchase
       common stock for patent legal services                           221,543                   -                   -
     Issuance of common stock on exercise of options                    171,565                   -                   -
     Dividends accrued on preferred stock                            (2,524,701)                  -           2,524,701
     Interest imputed on convertible debentures                         666,667                   -                   -
     Net loss                                                                 -         (12,092,449)                  -
                                                                 ----------------------------------------------------------

Balance at December 31, 1996                                        109,490,222        (109,042,074)           3,671,532
     Issuance of common stock                                             2,000                   -                   -
     Retirement common stock in exchange for
       forgiveness of note receivable                                         -                   -                   -
     Issuance of common stock upon conversion of
       Series A convertible preferred stock and
       related accrued dividends                                        714,552                   -            (715,000)
     Issuance of common stock upon conversion of
       Series C convertible preferred stock and
       related accrued dividends                                         84,257                   -             (85,209)
     Issuance of common stock upon conversion of
       convertible debentures                                           358,355                   -                   -
     Issuance of Series D convertible preferred stock                13,957,100                   -                   -


                                                                  NOTES RECEIVABLE                               TOTAL
                                                                        FROM                DEFERRED         STOCKHOLDERS'
                                                                    STOCKHOLDERS          COMPENSATION          EQUITY
                                                                ------------------------------------------------------------
     Issuance of common stock upon conversion
       of Series C convertible  preferred
       stock and related accrued
       dividends                                                                 -                   -                   -
     Issuance of common stock upon
       conversion of convertible debentures                                      -                   -           1,598,599
     Issuance of warrants to purchase
       common stock for patent legal services                                    -                   -             221,543
     Issuance of common stock on exercise of options                             -                   -             171,573
     Dividends accrued on preferred stock                                        -                   -                   -
     Interest imputed on convertible debentures                                  -                   -             666,667
     Net loss                                                                    -                             (12,092,449)
                                                                ------------------------------------------------------------

Balance at December 31, 1996                                               (49,976)                  -           4,074,252
     Issuance of common stock                                                    -                   -              42,038
     Retirement common stock in exchange for
       forgiveness of note receivable                                       49,976                   -              49,975
     Issuance of common stock upon conversion of
       Series A convertible preferred stock and
       related accrued dividends                                                 -                   -                   -
     Issuance of common stock upon conversion of
       Series C convertible preferred stock and
       related accrued dividends                                                 -                   -                   -
     Issuance of common stock upon conversion of
       convertible debentures                                                    -                   -             358,559
     Issuance of Series D convertible preferred stock                            -                   -          13,957,262


                               Genta Incorporated
                 Consolidated Statements of Stockholders' Equity

                                                                           CONVERTIBLE
                                                                         PREFERRED STOCK                  COMMON STOCK
                                                                   ---------------------------     ---------------------------
                                                                     SHARES        AMOUNT            SHARES        AMOUNT
                                                                   ---------------------------     ---------------------------

     Issuance of Series D convertible  preferred stock
       upon conversion of senior
       secured convertible bridge
       notes and accrued interest                                      65,415              65               -               -
     Dividends accrued on preferred stock                                   -               -               -               -
     Issuance of warrants to purchase common
       stock in connection with line of credit                              -               -               -               -
     Interest imputed on convertible
       debentures                                                           -               -               -               -
     Net loss                                                               -               -               -               -
                                                                   -----------------------------------------------------------
Balance at December 31, 1997                                          683,595         $   684       5,712,363          $5,712
                                                                   ===========================================================


See accompanying notes.

                               Genta Incorporated

                 Consolidated Statements of Stockholders' Equity

                                                                                                             ACCRUED
                                                                    ADDITIONAL                            DIVIDENDS ON
                                                                     PAID-IN           ACCUMULATED          PREFERRED
                                                                     CAPITAL             DEFICIT              STOCK
                                                                 -----------------------------------------------------------

     Issuance of Series D convertible  preferred stock
       upon conversion of senior
       secured convertible bridge
       notes and accrued interest                                      3,270,684                   -                   -
     Dividends accrued on preferred stock                            (1,694,677)                   -           1,694,677
     Issuance of warrants to purchase common
       stock in connection with line of credit                            98,000                   -                   -
     Interest imputed on convertible
       debentures                                                      3,000,000                   -                   -
     Net loss                                                                  -        (15,425,817)                   -
                                                                 -----------------------------------------------------------
Balance at December 31, 1997                                        $126,320,493      $(124,467,891)          $4,566,000
                                                                 ===========================================================


                                                                  NOTES RECEIVABLE                                 TOTAL
                                                                        FROM                 DEFERRED          STOCKHOLDERS'
                                                                    STOCKHOLDERS           COMPENSATION            EQUITY
                                                                 --------------------------------------------------------------

     Issuance of Series D convertible  preferred stock
       upon conversion of senior
       secured convertible bridge
       notes and accrued interest                                                  -                    -            3,270,749
     Dividends accrued on preferred stock                                          -                    -                    -
     Issuance of warrants to purchase common
       stock in connection with line of credit                                     -                    -               98,000
     Interest imputed on convertible
       debentures                                                                  -                    -            3,000,000
     Net loss                                                                      -                    -         (15,425,817)
                                                                 --------------------------------------------------------------
Balance at December 31, 1997                                             $         -    $               -           $6,424,998
                                                                 ==============================================================



See accompanying notes.

                               Genta Incorporated

                      Consolidated Statements of Cash Flows


                                                                                  Years ended December 31,
                                                              --------------------------------------------------------------
                                                                      1995                 1996                1997
                                                              --------------------------------------------------------------
Operating activities
Net loss                                                            $(25,365,714)        $(12,092,449)       $(15,425,817)
Items reflected in net loss not requiring cash:
   Depreciation and amortization                                       1,761,530            1,518,142           1,022,432
   Equity in net loss of joint venture                                 6,913,180            2,712,183           1,193,321
   Loss on disposal of fixed assets                                            -                    -           1,130,809
   Loss on abandonment of patents                                              -                    -             600,000
   Interest accrued on convertible notes and debentures                        -                    -             279,308
   Fair value of warrants issued in connection with line of                    -                    -              98,000
      credit
   Forgiveness of shareholder note                                             -                    -              49,976
   Fair value of common stock issued for severance and                         -                    -              42,038
      services
   Charge for acquired in-process research and development
      and other                                                        3,807,556                    -                   -
   Interest imputed on convertible debentures                                  -              666,667           3,000,000
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                      294,012              168,600             233,650
      Inventories                                                        106,909             (289,599)            166,235
      Other current assets                                               366,790              (33,241)            (33,349)
      Accounts payable, accrued expenses and other                       467,738             (803,347)           (467,922)
      Deferred revenue                                                  (976,468)              44,589               5,449
                                                              --------------------------------------------------------------
Net cash used in operating activities                                (12,624,467)          (8,108,455)         (8,105,870)

INVESTING ACTIVITIES
 Purchase of short-term investments                                            -           (1,497,775)         (9,763,493)
 Maturities of short-term investments                                  3,843,685            1,497,775           2,509,737
 Purchase of property and equipment                                     (778,964)            (115,922)            (34,246)
 Proceeds from sale of property and equipment                                  -                    -              70,691
 Loans receivable from joint venture                                  (7,722,255)            (846,784)           (595,771)
 Deposits and other                                                   (2,021,908)             642,654             (67,331)
                                                              --------------------------------------------------------------
Net cash used in investing activities                                 (6,679,442)            (320,052)         (7,880,413)

FINANCING ACTIVITIES
Proceeds from notes payable                                            4,877,471            2,176,500           3,000,000
 Repayment of notes payable and capital leases                        (1,743,728)          (1,948,438)           (300,324)
 Proceeds from issuance of preferred stock, net                                -            8,267,539          13,957,262
 Proceeds from issuance of common stock, net                           9,168,939              171,573                   -
 Other                                                                    13,762               21,591                   -
                                                              --------------------------------------------------------------
Net cash provided by financing activities                             12,316,444            8,688,765          16,656,938
                                                              --------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                     (6,987,465)             260,258             670,655
Cash and cash equivalents at beginning of year                         7,259,220              271,755             532,013
                                                              --------------------------------------------------------------
Cash and cash equivalents at end of year                           $     271,755        $     532,013          $1,202,668
                                                              ==============================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $    298,432        $     225,186        $     33,914
                                                              ==============================================================

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
 Capital lease obligations entered into for equipment                    622,746                    -                   -
 Preferred stock dividend accrued                                      2,551,726            2,524,701           1,694,677
 Dividends imputed on preferred stock                                  1,000,000            2,348,000          16,158,000
 Common stock issued in payment of dividends on preferred              2,399,912              425,757             800,209
   stock
 Preferred stock issued upon conversion of notes payable and
   accrued interest                                                            -            1,044,001                   -
 Preferred stock issued for receivable                                 2,774,900                    -                   -
  Common stock issued upon conversion of notes and
   convertible debentures and accrued interest                         3,022,438            1,598,599             358,559
 Exchange of deposits for purchase of equipment                                -            1,200,000             251,000
 Preferred stock issued upon conversion of short-term notes
   payable and accrued interest                                                -                    -           3,270,749

See accompanying notes.

                               Genta Incorporated

                   Notes to Consolidated Financial Statements

                               December 31, 1997

      1. Organization and Significant Accounting Policies

      Organization and Business

      Genta Incorporated ("Genta" or the "Company") is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. The Company owns 50% of a drug delivery system joint venture with Jagotec AG ("Jagotec") named Genta Jago Technologies B.V. ("Genta Jago") established to develop oral controlled-release drugs.. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company also manufactures and markets specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL").

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

                               Genta Incorporated

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

      Cash, Cash Equivalents and Short-Term Investments

      Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with remaining maturities of three months or less when purchased. Short-term investments consist of corporate notes, all of which mature within one year from December 31, 1997. The estimated fair value of each investment security approximates the amortized cost and therefore, no unrealized gains or losses existed as of December 31, 1997.

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

      Intangible Assets

      Intangible assets, consisting primarily of capitalized patent costs and purchased proprietary technology, are amortized using the straight line basis over a term of 5 years (formerly 5-17 years) for issued patents, 14 years for purchased proprietary technology and 5-7 years for organizational and other amortizable costs. The Company's policy is to evaluate the appropriateness of the carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents; seek to out-license them; or abandon them. In 1997, as a result of such evaluation, the Company recorded charges to General & Administrative Expenses of $600,000 for specific capitalized patents no longer related to the research and development efforts of the Company.

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

5. Genta Jago Joint Venture

      In 1992, Genta and Jagotec determined to enter into a joint venture (Genta
Jago). The Company's purpose in establishing Genta Jago was to obtain a limited-scope license to Jagotec's GEOMATRIX technology in the hopes of producing shorter-term earnings than were expected from the Company's Anticode(TM) antisense programs. Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products and also contributed the Initial License referred to below. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec in 1992 as consideration for a license (the "Initial License") for Genta to use Jagotec's GEOMATRIX Technology with respect to

                               Genta Incorporated
approximately 25 products, under the condition that Genta then contribute such technology to Genta Jago, which Genta did. The $7.2 million fair value assigned to the 120,000 unregistered common shares issued to Jagotec by Genta for the GEOMATRIX license represented a 33% discount from the trading market price of registered shares on the date of formation of the joint venture (December 15, 1992) and was expensed as acquired in-process research and development in 1992 on Genta's books. The value of the Common Stock Genta issued to Jagotec was considered by the parties to be substantially below the actual fair market value of the Initial License. The $4.0 million in cash paid to Genta Jago by Genta was recorded on Genta's books as investment in joint venture. The shares of Common Stock issued to Jagotec were valued at their fair market value at the date of issuance and were expensed as Acquired in-process research and development, as there were no alternative future uses for the acquired technology, and realization of ultimate profits from the acquired technology was not assured. Thus, upon the acquisition of the license, Genta had no carrying value assigned to the GEOMATRIX technology, and when Genta contributed both its proprietary Anticode and its recently in-licensed GEOMATRIX technologies to Genta Jago, there was no accounting for such capital contributions. Since its $4 million cash investment in Genta Jago was paid to the joint venture to cover initial funding of development, Genta initially carried it as an Investment in joint venture on its balance sheet.

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

      The Company is currently in negotiations with Jagotec and its affiliates to reach an agreement under which the terms of the joint venture would be restructured and future funding levels could be determined. There can be no assurance that such negotiations will result in a mutually satisfactory agreement.

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

                               Genta Incorporated

8. Stockholders' Equity

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

                               Genta Incorporated

      In February 1997, the Company raised gross proceeds of $3 million in a private placement of Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bore interest at a stated rate of 12% (See Warrants) per annum and matured on December 31, 1997, as extended, and warrants to purchase an aggregate of approximately 6.4 million shares of common stock. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest were converted into 52,415 shares of Series D Preferred Stock. Since it is unclear that the bridge notes had any value as indebtedness, all of the $3.0 million was allocated to the warrants. In addition, interest expense of $3.0 million plus interest at the stated rate of 12% on the notes was recorded during the period the notes were outstanding.

      In  September  1996,  the  Company  raised  gross  proceeds  of $2 million
(approximately $1.9 million net of offering costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures were convertible, at the option of the holders, beginning in October 1996, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provided for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 590,000 shares of common stock and in 1997, the remaining $350,000 and related accrued interest was converted into 204,263 shares of common stock. In April 1998, in consideration of the Emerging Issues Task Force Bulletin D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60"), which was issued in March 1997, the Company recorded non-cash imputed interest costs totaling $666,667 in 1996 related to the discounted conversion terms. The Convertible Debentures bore interest at an effective interest rate of 38% per annum.

      In March 1996, the Company raised gross proceeds of $6 million (approximately $5.5 million net of offering fees) through the issuance of Series C Convertible Preferred Stock (the "Series C Preferred Stock") sold to institutional investors in a private placement. The Series C Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. In 1996, 5,620 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 524,749 shares of Genta's common stock. In 1997, 1,424 shares of the Series C Preferred Stock and accrued dividends was converted at the option of the holders into 952,841 shares of Genta's common stock. In April, 1998, in consideration of EITF D-60, which was issued in March 1997, the Company recorded imputed non-cash dividends on preferred stock totaling $2,348,000 in 1996 for discounted conversion terms related to Series C convertible preferred stock

                               Genta Incorporated

      In December 1995, the Company completed the sale of 3,000 shares of Series B Convertible preferred stock (the "Series B Preferred Stock") at a price of $1,000 per share to institutional investors outside of the United States. Proceeds from the offering totaling approximately $2.8 million were reflected as a receivable from sale of preferred stock at December 31, 1995 and were received by the Company on January 2, 1996. The Series B Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period prior to the date of conversion. The Series B Preferred Stock was converted into 226,943 shares of the Company's common stock in February 1996 pursuant to terms of the Series B stock purchase agreements. In April, 1998, in consideration of EITF D-60, which was issued in March 1997, the Company recorded imputed non-cash dividends on preferred stock totaling $1.0 million in 1995 for discounted conversion terms related to Series B convertible preferred stock.

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

                               Genta Incorporated

      The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. Through December 31, 1997, holders of 143,400 shares of Series A Preferred Stock redeemed such shares and related accrued and unpaid dividends for an aggregate of 774,188 shares of the Company's Common Stock. The effect on the financial statements was a reduction in Accrued dividends on preferred stock, a reduction in the Par value of convertible preferred stock, an increase in the Par value of Common Stock, and an increase in Additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed through conversion into the Company's Common Stock, the effect on the financial statements will be the same as that previously described. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard.

      The SEC Staff is currently in the process of reviewing a registration statement filed by the Company, and has raised certain questions regarding the Company's classification of the Preferred Stock as permanent (rather than "mezzanine") equity. Management of the Company believes, based upon its Certificate of Incorporation and the agreement pursuant to which the Preferred Stock was issued, and after discussion with Company counsel, that the conditions for redemption of the Preferred Stock require volitional acts undertaken by the Company and are therefore solely within the control of the Company. If the SEC Staff does not accept the Company's position, the Company will file an amendment to this Form 10-K reclassifying the Preferred Stock as "mezzanine" rather than permanent equity.

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

9. Research, Development and Licensing Arrangements

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

13. Contingencies

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

14. Genta Europe

      The Company's loss on its European operations for the years ended December 31, 1995, 1996 and 1997 were $1,266,531, $1,247,713 and $806,687, respectively.

15. Gain on Sale of Technology

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

                             See accompanying notes

                          Genta Jago Technologies B.V.
                          (a development stage company)

           Statement of Stockholders' Equity (Net Capital Deficiency)

               December 15, 1992 (inception) to December 31, 1997


                                                                                                   Deficit
                                                                                                 accumulated   Stockholders'
                                                               Common stock        Additional    during the     equity (net
                                                      ------------------------------------------ development      capital
                                                         shares       amount     paid-in capital    stage       deficiency)
                                                      ----------------------------------------------------------------------
Issuance of common stock at $51.20 per share
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

            (b) Information concerning the Company's Executive Officers is set forth in Part I of this Form 10-K/A.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   (1) Financial statements

Reference is made to the Index to Financial Statements under Item 8 of this report on Form 10-K/A.

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

10.107(22)            New Class B Bridge Warrant for the Purchase of 650,000
                      shares of Common Stock issued to The Aries Fund.

10.108(22)            Consulting Agreement dated as of August 27, 1997 by and
                      between the Company and Paul O.P. Ts'o, Ph.D.

10.109(22)            Consulting Agreement dated as of August 27, 1997 by and
                      between the Company and Sharon B. Webster, Ph.D.

22.1(20)              Subsidiaries of the Registrant.

23.1(23)              Consent of Ernst & Young LLP, Independent Auditors.

24.1 Power of Attorney (included on the signature page of the Company's Annual Report on Form 10-K, filed on
                      April 15, 1998).

27.1(23)              Financial Data Schedule

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

(20) Incorporated herein by reference to the exhibits of the same numbers to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, Commission File No. 0-19635.

(21) Exhibit 3(ii).2 is incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1997, Commission File No. 0-19635.

(22) Incorporated herein by reference to the exhibits of the same numbers to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission FIle No. 0-19635.

(23)  Filed herewith.

            (d) See (a)(2) above.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 1998.

                              GENTA INCORPORATED


                              /s/Kenneth G. Kasses, Ph.D.
                              ------------------------------------------
                              Kenneth G. Kasses, Ph.D.
                              President, Principal Executive Officer and
                              Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by Kenneth G. Kasses and Robert E. Klem, in their respective individual capacities and by Kenneth G. Kasses on behalf of the following persons, pursuant to the Power of Attorney constituting
Exhibit 24.1 hereto, in the capacities and on the dates indicated.




Signature(s)                        On behalf of                        Capacity                 Date
------------                        ------------                        --------                 ----


/s/Kenneth G. Kasses, Ph.D.
---------------------------     Kenneth G. Kasses, Ph.D.    President, Principal Executive    April 16, 1998
Kenneth G. Kasses, Ph.D.                                         Officer and Director

/s/Robert E. Klem
--------------------------      Robert E. Klem, Ph.D.       Principal Accounting Officer,     April 16, 1998
Robert E. Klem, Ph.D.                                       Principal Financial Officer,
                                                             Vice President and Director
/s/Kenneth G. Kasses, Ph.D.
---------------------------     Glenn L. Cooper, M.D.       Directors                         April 16, 1998
Kenneth G. Kasses, Ph.D.          Donald G. Drapkin
                              Lawrence J. Kessel, M.D.
                                 Peter Salomon, M.D.
                            Bobby W. Sandage, Jr., Ph.D.
                                   Andrew J. Stein
                                  Harlan J. Wakoff
                                  Michael S. Weiss