Form 10-K/A
period 1997-12-31
GENTA INCORPORATED /DE/
filed 1998-04-30
CIK 880643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                (AMENDMENT No. 2)

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

            Delaware                                       33-0326866
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

      3550 General Atomics Court
      San Diego, California                                 92121
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (619) 455-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                 Yes  [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was 6.0 million as of April 2, 1998. For purposes of determining this number, 136,202 shares of Common Stock held by affiliates are excluded.

As of April 2, 1998, the registrant had 5,737,756 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

                                      None

                               GENTA INCORPORATED

                                   FORM 10-K/A
                                      INDEX

                                                                           Page
                                                                           ----

                                     PART I

Item 3. Legal Proceedings....................................................4

                                     PART II

Item 6. Selected Consolidated Financial Data.................................4

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................4
Item 11.  Executive Compensation.............................................9
Item 12.  Security Ownership of Certain Beneficial Owners and Management....14
Item 13.  Certain Relationships and Related Transactions....................18
Signatures

                                 AMENDMENT NO. 2
                            TO THE FORM 10-K FILED BY
           GENTA INCORPORATED ON APRIL 15, 1998, AS PREVIOUSLY AMENDED

      The following Items were omitted from the Form 10-K filed by Genta Incorporated on April 15, 1998, as amended by the First Amendment thereto filed on April 16, 1998. Such Form 10-K, as amended, is hereby amended to include the information hereinafter set forth.

      Capitalized terms used but not defined herein will have the meanings described for them in the Form 10-K as amended to date.

                                     PART I

ITEM 3. LEGAL PROCEEDINGS

The second paragraph of Item 3(a) is amended to read as follows:

      LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others, including Paramount Capital Inc., of which Dr. Rosenwald is the sole stockholder and Mr. Weiss is a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment for which LBC is seeking a fee. On March 30, 1998, the Company received a Statement of Claim under NASD arbitration rules, and a request that the Company voluntarily submit to NASD arbitration. LBC's Statement of Claim sought damages in the form of cash (in excess of $4 million), stock, warrants and other securities. Subsequently, LBC abandoned the arbitration, and on April 9, 1998, the Company's counsel learned that a Complaint had been filed in the United States District Court for the Southern District of New York (98 Civ.
2491) by LBC against the Company and the same other parties. However, such Complaint has not yet been properly served upon the Company. The Company believes it has valid legal and equitable defenses to LBC's lawsuit. The Company intends to defend vigorously and possibly to assert counterclaims against LBC.


                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The Consolidated Balance Sheet Data is amended to reflect the amount of $532 as the 1996 balance sheet item entitled Cash, cash equivalents and short-term investments.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is certain information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each, their respective ages as of April 1, 1998 and the year in which each became a director of the Company. Each director has served continuously with the Company since his first election as indicated below.

     Name                                                                    Age
     ----                                                                    ---

      CLASS I (TERMS EXPIRE IN 1998)

Kenneth G. Kasses, Ph.D......................................................53
Peter Salomon, M.D. .........................................................38
Andrew J. Stein..............................................................53
Harlan J. Wakoff ............................................................31

      CLASS II (TERMS EXPIRE IN 1999)

Glenn L. Cooper, M.D.........................................................45
Lawrence J. Kessel, M.D......................................................44
Bobby W. Sandage, Jr., Ph.D..................................................44

      CLASS III (TERMS EXPIRE IN 2000)

Donald G. Drapkin ...........................................................50
Michael S. Weiss ............................................................32
Robert E. Klem, Ph.D. .......................................................52


Kenneth G. Kasses, Ph.D., has been Genta's President and Chief Executive Officer since October 1997 and a member of the Board of Directors since September 1997. From 1991-1997, Dr. Kasses was affiliated with the Radiopharmaceutical Division of The Dupont Merck Pharmaceutical Company, serving as Senior Vice President and General Manager until 1994 when he was appointed President. From 1988 through 1990, he served as Director, Business Development and Planning, for the Medical Products Department of E.I. DuPont de Nemours & Company, Inc. In that capacity he played a key role in the formation of The Dupont Merck Pharmaceutical Company, a joint venture between DuPont and Merck and Co., Inc. Prior to that he served as Director, U.S. Pharmaceuticals, for DuPont from 1987-1988 and as President of DuPont Critical Care from 1986-1987. Prior to this, Dr. Kasses held a variety of executive positions from 1973-1986 at American Critical Care, CIBA-GEIGY Pharmaceuticals, Ayerst Laboratories and Block Drug Company. Dr. Kasses received a B.S. in biology from Dickinson College in 1966 and a Ph.D. in pharmacology from New York Medical College in 1974.

Peter Salomon, M.D., FACG, has been a member of the Genta Board of Directors since September 1997. His principal employment during the last five years has been as a Board Certified Gastroenterologist in private practice in Boca Raton and Delray Beach, Florida with Gastroenterology Consultants of South Florida. In addition, he is an expert consultant for several insurance companies and law firms in the areas of gastroenterology and liver diseases. Dr. Salomon graduated magna cum laude from New York University in 1981. He received his Medical Degree from New York University in 1985. Following this he received his training in Internal Medicine and Gastroenterology at The Mount Sinai Hospital in New York where he also held a grant from the Crohn's and Colitis Foundation to perform research in inflammatory bowel disease. He was also selected to receive advanced training in therapeutic endoscopic techniques at Aarhus Kommunehospital in Aarhus, Denmark. He has been elected to the Phi Beta Kappa society and is a member of MENSA. He has done extensive research in the field of gastroimmunology and has published numerous articles and book chapters in various leading scientific journals and textbooks. He is also currently a director of PolaRx, a privately-held biotechnology firm.

Andrew J. Stein has been a member of the Genta Board of Directors since September 1997. In addition, he is President of Benake Corporation, Equity Partner in Metromedia Asia and a member of the Board of Directors of News Communications. Mr. Stein is also a member of the New York State Commission of Privatization and the New York State Research Council on Privatization. He was the Chairman of the Commission for the Study of

Youth Crime and Violence and Reform of the Juvenile Justice System from 1993-1995. From 1986 to 1993, he was President of the Council, New York City. From 1978 to 1985, he was President of the Borough of Manhattan and from 1969 to 1977, he was a member of the New York State Assembly where he served on the Health Committee and was appointed by Gov. Nelson Rockefeller as Chairman of the Commission on Living Costs and the Economy, which reformed the nursing home industry in New York State. He was also Chairman of the New York City Commission on Public Information and Communication, and has been a Trustee of the New York City Employees Retirement System and an ex officio member of The Museum of The City of New York, The New York Public Library, The Metropolitan Museum of Art and The Queens Borough Public Library.

Harlan J. Wakoff has been a member of the Genta Board of Directors since September 1997. Mr. Wakoff has been a Vice President of the Media and Entertainment Investment Banking Group at Furman Selz L.L.C. since June 1996. He was previously affiliated with the investment banking groups at NatWest Markets from January 1995 to June 1996 and Kidder Peabody & Co. from August 1993 to January 1995. Mr. Wakoff received an M.B.A. from The Wharton School at the University of Pennsylvania in May 1993 and a B.S. in accounting, summa cum laude, from the State University of New York at Albany.

Glenn L. Cooper,  M.D., has been a member of the Genta Board of Directors  since
September 1997. He has also been President, Chief Executive Officer and a director of Interneuron Pharmaceuticals, Inc. since May 1993. From September 1992 to June 1994 Dr. Cooper was President, Chief Executive Officer and a director of Progenitor, Inc. and is currently Chairman at Progenitor. He is also Chairman of Intercardia, Inc., Chairman and Acting President of Transcell Technologies, Inc. and a director of InterNutria, Inc., all of which are subsidiaries of Interneuron. In addition, Dr. Cooper serves as a director of Aeolus Pharmaceuticals, Inc., a subsidiary of Intercardia. Dr. Cooper also served as President and Chief Executive Officer of Intercardia from March 1994 to January 1995. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation since August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and is a magna cum laude graduate of Harvard College.

Lawrence J. Kessel, M.D., FACP, CMD, has been a member of the Genta Board of Directors since September 1997. Dr. Kessel is a physician in private practice in Philadelphia and a diplomate in both internal medicine and geriatric medicine, as well as a Fellow of the American College of Physicians and a Certified Medical Director of Long-Term Nursing Facilities. Dr. Kessel is affiliated with Chestnut Hill Hospital, Roxborough Memorial Hospital and Chestnut Hill Rehabilitation Hospital and serves as a clinical instructor at Jefferson Medical College. He is also a medical director at Integrated Health Services (IHS) and a staff physician at Fairview Paper Mill, Green Acres Ivy Hill and St. Joseph's Villa. Dr. Kessel is a director of PolaRx, a privately held biotechnology company.

Bobby W. Sandage, Jr., Ph.D., has been a member of the Genta Board of Directors since September 1997. Dr. Sandage joined Interneuron Pharmaceuticals, Inc. in November 1991 as Vice President, Medical and Scientific Affairs. Since December 1995 he has been Executive Vice President, Research and Development and Chief Scientific Officer of Interneuron. From February 1989 to November 1991 he held management positions in the Cardiovascular Research and Development division of The DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas. Dr. Sandage is a director of Aeolus Pharmaceuticals, Inc., a subsidiary of Intercardia, Inc.

Donald G. Drapkin has been Chairman of the Genta Board of Directors since September 1997. Mr. Drapkin has been a director and Vice Chairman of MacAndrews & Forbes Holdings, Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Meagher & Flom in New York for more than five years. Mr. Drapkin also is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, Cardio Technologies, Inc., The Cosmetic Center, Inc., Playboy Enterprises, Inc., Revlon, Inc., Revlon Consumer Products Corporation, VIMRx Pharmaceuticals Inc. and Weider Nutrition International.

Michael S. Weiss has been Vice Chairman of the Genta Board of Directors since May 1997. Mr. Weiss is currently Senior Managing Director of Paramount Capital, Inc., an investment banking firm and serves in a similar capacity for certain affiliated entities. He joined the companies in 1993. Prior to that, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss also serves on the Board of Directors of Pacific Pharmaceuticals, Inc., Palatin Technologies, Inc., AVAX Technologies, Inc., as Secretary of Atlantic Pharmaceuticals, Inc. and as Chairman of the Board of Procept Inc., all publicly-traded biotechnology companies. Additionally, Mr. Weiss is a member of the board of directors of several privately-held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany.

Robert E. Klem, Ph.D., has been a member of the Genta Board of Directors since February 1991, a Vice President of the Company since October 1991 and is currently the Company's Principal Accounting Officer and Principal Financial Officer. Dr. Klem co-founded JBL Scientific, Inc. ("JBL"), a wholly-owned subsidiary of the Company, in 1973 and, since then, has been Chairman of the Board and Chief Technical Officer of JBL with responsibility for research, development and marketing activities. Previously, Dr. Klem was the Plant Manager for E.I. DuPont in Victoria, Texas from 1970 to 1974. Dr. Klem received his Ph.D. in Organic Chemistry from the University of California at Riverside.

Lauren R. Brown, Ph.D., has been Vice President of the Company since October 1991. He co-founded JBL Scientific in 1973 and since then has been President of JBL. Dr. Brown received his Ph.D. in Organic Chemistry from the University of California at Riverside. He is active in community affairs in San Luis Obispo and presently serves on the board of directors of the YMCA and the Chamber of Commerce.

      David Hale resigned as a Class III director effective January 28, 1997. On May 5, 1997, Thomas Adams resigned as a Class I director. On September 11, 1997, Sharon B. Webster resigned as a Class I director and Paul O.P. Ts'o resigned as a Class II director.

      The Board of Directors held 17 meetings during the year ended December 31, 1997. All directors attended at least 75% of the aggregate number of meetings of the Board of Directors, except that Dr. Cooper did not attend one of the two meetings held during the time he served as a director. Directors receive no fees for their services, but non-employee directors are eligible for stock options.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. The Company believes, upon a review of the copies of such reports received by the Company and written representations furnished by the Reporting Persons to the Company, that during the year ended December 31, 1997 the Reporting Persons complied with all applicable Section

16(a) reporting requirements, except as follows: Mr. Weiss did not file a Form 3 on a timely basis to report his appointment as a director of the Company.

ITEM 11.             EXECUTIVE COMPENSATION

      The following table sets forth compensation for services in all capacities to the Company, for the fiscal years ended December 31, 1995, 1996 and 1997, of:
(i) those persons who were, respectively, the Company's Chief Executive Officer for any time period during 1997 and up to four of the other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1997 whose total annual salary and bonus for the fiscal year ending December 31, 1997 exceeded $100,000; and (ii) two additional individuals who would have been two of such other four most highly compensated executive officers if such individuals had served as executive officers for the entire fiscal year (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                       Long-Term
                                                        Annual Compensation                       Compensation Awards
                                     ---------------------------------------------------------    ---------------------


Name and                                                                        Other Annual      Securities Underlying
Principal Position                     Year        Salary ($)    Bonus ($)       Compensation          Options (#)
------------------                     ----        ----------    ---------      ------------      ----------------------

Thomas H. Adams, Ph.D.                 1997       $285,000(1)       --               --                       100,000(2)
Chairman of the Board and              1996        285,000(3)       --               --                         2,799(3)
Chief Executive Officer                1995        285,000(3)       --               --                        20,000(4)

Kenneth G. Kasses, Ph.D.               1997         62,500(5)       --               --                               --
President and
Chief Executive Officer

Zofia E. Dziewanowska                  1997       $216,601(6)       --               --                               --
Ph.D., M.D., Senior  Vice              1996        235,000(3)       --               --                         1,574(3)
President, Global Clinical             1995        235,000(3)       --            14,759(7)                    12,000(4)
Affairs

Guy Van de Winckel                     1997       $170,000(8)       --               --                               --
Vice President, European               1996        170,000          --               --                               --
Operations and President of            1995        170,000          --               --                               --
Genta Pharmaceuticals
Europe, S.A.

Robert E. Klem, Ph.D.                  1997       $170,000(9)       --               --                               --
Vice President, Chairman of            1996        155,000(3)       --            2,580(10)                       853(3)
the Board of JBL                       1995        161,458(3)(11)   --            2,580(10)                     4,500(4)

Lauren Brown, Ph.D.                    1997        144,000(9)       --               --                               --
President JBL                          1996        131,000(3)       --            3,000(10)                     1,285(3)
                                       1995        131,000(3)       --            3,000(10)                     2,000(4)

(1) Dr. Adams resigned as Chief Executive Officer and Chairman of the Board and a Director on May 5, 1997. Pursuant to a severance and consulting arrangement with the Company (which has not yet been reflected in a written agreement), the Company agreed to continue to pay Dr. Adam's salary at the then-current rate of $285,000 per year for a one-year period, agreed to continue eligibility for coverage under the Company's health insurance plan for a one-year period and agreed to grant options to purchase 100,000 shares of Common Stock (exercisable at 100% of the fair market value of such stock on May 5, 1997) as consideration for consulting services of at least 24 days.

(2) See Footnote 1 above. As of the date hereof, none of these options had been granted to Dr. Adams because no consulting agreement with Dr. Adams has yet been entered into.

(3) Options were granted to Named Officers during the year ended December 31, 1996 to compensate them for accepting deferral of the payment of a portion of base salary in 1995 and 1996. The portions of salaries so deferred are included in the 1995 salary figures in this table, consisting of $23,750, $9,792, $6,458 and $10,916 for Drs. Adams,
          Dziewanowska, Klem and Brown, respectively, and in the 1996 salary figures in this table, consisting of $11,875, $9,791, $6,458 and $5,458 for Drs. Adams, Dziewanowska, Klem and Brown, respectively.

(4) These options (the "New Options") were granted in exchange for unexercised options granted prior to April 20, 1995 with an exercise price above $2.25 per share (the "Old Options"). The New Options were granted at fair market value at the date of grant and have the same vesting schedule as the Old Options. However, the New Options were not exercisable until after April 20, 1997, regardless of the Old Options' vesting schedule, unless the holder is terminated involuntarily without cause prior to April 20, 1997. None of these options have been exercised to date.

(5) Salary payments commenced on October 1, 1997. See "Compensation of President and Chief Executive Officer" below.

(6) Dr. Dziewanowska resigned as Senior Vice President of Global Clinical Affairs on July 31, 1997. Pursuant to a severance agreement with the Company, the Company agreed to continue to pay Dr. Dziewanowska's salary at the then-current rate of $235,000 per year for the first month and at one-half the then-current rate for the next ten months. In addition, the Company agreed to continue eligibility for coverage under the Company's dental insurance plan and to pay Dr. Dziewanowska monthly dollar amounts equal to the group medical premiums under the Company's health insurance plan for an eleven-month period.

(7)       Represents   payments  for  expenses   incurred  in  connection   with
          relocation including applicable tax gross-ups.

(8) Mr. Van de Winckel resigned as Vice President of European Operations and President of Genta Pharmaceuticals Europe, S.A. on April 15, 1997. Pursuant to a severance arrangement with the Company, the Company continued to pay Mr. Van de Winckel's salary at the then-current rate of $170,000 per year and agreed to continue eligibility for coverage under the Company's health insurance plan for a nine-month period.

(9) This amount does not include the payment in 1997 of the full salary amounts deferred from 1995 and 1996, as discussed in Footnote 3 above.

(10) Represents payments for insurance policies covering Drs. Klem and Brown.

(11) Represents 25 bimonthly pay periods during 1995 that resulted from Dr. Klem's having been transferred from the Company's payroll calendar to JBL's payroll calendar.

COMPENSATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

      Pursuant to a Letter Agreement, dated September 4, 1997, between Michael Weiss, then the Interim Chairman of the Board of the Company (and presently the Vice Chairman), and Dr. Kasses (the "Letter Agreement"), Dr. Kasses was appointed President and Chief Executive Officer of the Company, effective October 1, 1997, subject to Board ratification. Among other items, the Letter Agreement provided the following:

      1. Dr. Kasses would receive a base salary of $300,000 per annum, subject to semi-annual review commencing on October 1, 1998. In the event Dr. Kasses is terminated without cause or terminates his employment for cause, Dr. Kasses would become entitled to receive this amount as severance for one year following such termination, subject to set-off for amounts earned from alternative employment. At the end of Dr. Kasses' first year of employment, he would become entitled to a bonus of $100,000, assuming he is then employed by the Company. Dr. Kasses would also be entitled to an additional bonus of up to $100,000, subject to achievement of agreed-upon milestones.

      2. Dr. Kasses would be entitled to receive, subject to stockholder approval, a grant of stock options to purchase 5% of the fully diluted Common Stock of the Company outstanding as of an agreed-upon date, with quarterly vesting over four years (assuming continued employment).

      3. Dr. Kasses and his dependents would receive such medical, long-term disability, life insurance and such other health benefits as the Company makes available to its other senior officers and directors.

      The Letter Agreement contemplated that these and certain other provisions would be incorporated into an employment agreement between Dr. Kasses and the Company.

      The Company expects to seek stockholder approval of a stock option plan at its next Annual Meeting of Stockholders pursuant to which the stock options referred to in the Letter Agreement would be granted. (The Company's current stock option plan has insufficient shares to permit such grant.)

COMPENSATION OF DIRECTORS

      Directors of the Company receive no fees for their services as directors or committee members. Non-employee directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees. The Company expects to seek stockholder approval of a stock option plan at its next Annual Meeting of Stockholders pursuant to which directors will be eligible to receive stock option grants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      For the Company's fiscal year ended December 31, 1997, the Company had no Compensation Committee. The entire Board of Directors participated in discussions regarding compensation matters. None of the directors or executive officers of the Company had any "interlock" relationship to report during the Company's fiscal year ended December 31, 1997.

      See "Certain Relationships and Related Transactions" for a description of certain arrangements between the Company and Genta Jago. Genta's Vice Chairman of the Board is a managing director of Genta Jago.

PENSION AND LONG-TERM INCENTIVE PLANS

      The Company has no pension or long-term incentive plans.

                                  STOCK OPTIONS

      No stock options were issued to any Chief Executive Officer, Named Executive Officer or Director by the Company in 1997. See Footnotes 1 and 2 to the Summary Compensation Table.

                    OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES


                                                                               Number of
                                                                              Securities                         Value of
                                                                              Underlying                        Unexercised
                                                                              Unexercised                      In-the-Money
                                                                              Options at                        Options at
                                                                          Fiscal Year End(#)               Fiscal Year End($)(1)
                                                                          ------------------               ---------------------
                               Shares Acquired          Value
Name                           On Exercise (#)      Realized ($)   Exercisable     Unexercisable      Exercisable    Unexercisable
----                           ---------------      ------------   -----------     -------------      -----------    -------------

Thomas H. Adams, Ph.D.                --                --               22,799             --             --               --

Kenneth G. Kasses, Ph.D.              --                --                   --             --             --               --

Zofia E. Dziewanowska,
  Ph.D., M.D.                         --                --               12,333          1,240             --               --

Guy Van de Winckel                    --                --                   --             --             --               --

Robert E. Klem, Ph.D.                 --                --                5,353             --             --               --

Lauren Brown, Ph.D.                   --                --                3,285             --             --               --


(1) Calculated on the basis of the fair market value of the underlying securities as of December 31, 1997 ($.781 per share), minus the exercise price.

ITEM 12. STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      The following table sets forth information as of April 1, 1998 as to shares of Common Stock beneficially owned by (i) the Company's directors, (ii) the Company's executive officers named in the Summary Compensation Table set forth herein, (iii) the directors and executive officers of the Company as a group and (iv) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock of the Company. As of April 1, 1998, each share of Series A Preferred Stock was convertible at the option of the holder into approximately 7.26 shares of Common Stock and each share of Series D Preferred Stock is convertible at the option of the holder into approximately 105.96 shares of Common Stock. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock or creation of different series or classes of Common Stock, and in certain other instances, the holders of Series A Preferred Stock do not have voting rights until conversion into Common Stock. The conversion price of the Series A and the Series D Preferred Stock and the numbers of shares of Common Stock issuable upon conversion thereof may be adjusted in the future, based on the provisions in the Certificate of Incorporation, as amended.

                                                 COMMON STOCK                               SERIES D PREFERRED STOCK
                                                 ------------                               ------------------------
NAME AND ADDRESS OF BENEFICIAL               AMOUNT AND NATURE OF         PERCENT OF          AMOUNT AND NATURE OF          PERCENT
OWNER                                      BENEFICIAL OWNERSHIP(1)           CLASS          BENEFICIAL OWNERSHIP(1)        OF CLASS

Lindsay A. Rosenwald, M.D.                          15,865,232(2)           73.8%          83,826(2)             35.6%
787 Seventh Avenue, 48th Floor
New York, NY 10019

Paramount Capital Asset                             15,042,741(3)           72.7%          76,414(3)             33.5%
Management, Inc.
787 Seventh Avenue
New York, NY 10019

United Congregations Mesora                          1,109,600(4)           16.2%          10,000(5)             4.4%
c/o Aeta Realty
1 State Street Plaza
New York, NY 10004
Attn: Chana Adelstein

Branco Weiss                                           619,800(5)            9.9%           5,000(6)             2.2%
Hallwylstrasse 71
CH-8036 Zurich
SWITZERLAND

Diversified Fund Limited                               554,800(6)            8.8%           5,000(7)             2.2%
CH-6904 Lugano
Via Zurigo 46
SWITZERLAND

Garo H. Armen                                          499,320(7)            8.0%           4,500(8)             2.0%
c/o Armen Partners, L.P.
630 Fifth Avenue, Suite 2100
New York, NY 10111




Mark Bercuvitz                                         388,360(8)            6.3%           3,500(9)             1.5%
1310 Sreene Ave. Suite 660
Westmount, Quebec
CANADA H3Z 2B2

Michael S. Weiss                                       148,354(9)            2.5%           1,337(9)             0.6%
Robert E. Klem, Ph.D.                                   28,711(10)           0.5%               0                 0%
Lawrence J. Kessel, M.D.                                27,740(11)           0.5%             250(11)            0.1%
Peter Salomon, M.D.                                        500(12)           0%                 0                 0%
Glenn L. Cooper, M.D.                                        0               0%                 0                 0%
Donald G. Drapkin                                            0               0%                 0                 0%
Kenneth G. Kasses, Ph.D.                                     0               0%                 0                 0%
Bobby W. Sandage, Jr., Ph.D.                                 0               0%                 0                 0%
Andrew J. Stein                                              0               0%                 0                 0%
Harlan J. Wakoff                                             0               0%                 0                 0%
Thomas H. Adams, Ph.D.                                  61,132(13)           1.1%               0                 0%
Lauren Brown, Ph.D.                                     23,363(14)           0.4%               0                 0%
Zofia E. Dziewanowska                                   12,333(15)           0.2%               0                 0%
Guy Van De Winckel                                           0               0%                 0                 0%

All directors and executive                            302,133               5.1%           1,587                0.7%
officers as a group (14 persons)

(1) The number of shares beneficially owned is determined under rules promulgated by the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 1, 1998, through the exercise or conversion of any stock option, convertible security, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Dr. Rosenwald may be deemed to have shared voting and investment power over the 15,042,741 shares of Common Stock which may be deemed to be beneficially owned by Paramount Capital Asset Management, Inc. ("PCAM") of which Dr. Rosenwald is the sole shareholder. See Footnote 3 below. In addition, Dr. Rosenwald may be deemed to have sole voting and investment power over approximately 822,491 shares of Common Stock which he may be deemed beneficially to own, consisting of: approximately 785,429 shares of Common Stock issuable upon conversion of approximately 7,412 shares of Series D Preferred Stock issuable upon exercise of Unit Purchase Warrants; and approximately 37,062 shares of Common Stock issuable upon exercise of Class D Warrants issuable upon exercise of Unit

          Purchase Warrants. Excludes approximately 1,951,801 and 92,101 shares of Common Stock issuable, respectively, upon conversion and exercise of approximately 18,420 shares of Series D Preferred Stock and Class D Warrants issuable upon exercise of Unit Purchase Warrants, which are not exercisable within 60 days of April 1, 1998.

(3) PCAM may be deemed to have shared voting and investment power over the 5,253,866 and 9,788,875 shares of Common Stock, respectively, which may be deemed to be beneficially owned by the Aries Domestic Fund, L.P. (the "Aries Domestic Fund") and The Aries Trust (the "Aries Trust"), for which PCAM is the General Partner and Investment Advisor, respectively. Includes: 27,450 and 64,050 shares of Common Stock held by Aries Domestic Fund and Aries Trust, respectively; 2,833,907 and 5,262,940 shares of Common Stock issuable upon conversion of approximately 26,745 and 49,669 shares of Series D Preferred Stock (including 350 and 650 shares of Series D Preferred Stock issuable upon exercise of Unit Purchase Warrants) held by Aries Domestic Fund and Aries Trust, respectively; 19,250 and 35,750 shares of Common Stock issuable upon exercise of Class D Warrants (including 1,750 and 3,250 Class D Warrants issuable upon exercise of Unit Purchase Warrants) held by Aries Domestic Fund and Aries Trust, respectively; approximately 130,593 and 261,185 shares of Common Stock issuable upon exercise of 18,000 and 36,000 shares of Series A Preferred Stock held by Aries Domestic Fund and Aries Trust, respectively; Bridge Warrants held by Aries Domestic Fund and Aries Trust to purchase approximately 2,225,166 and 4,132,450 shares of Common Stock, respectively; and Line of Credit Warrants held by Aries Domestic Fund and Aries Trust to purchase 17,500 and 32,500 shares of Common Stock, respectively.

(4) United Congregations Mesora's beneficial ownership consists of 10,000 shares of Series D Preferred Stock, which are convertible into approximately 1,059,600 shares of Common Stock, and Class D Warrants to purchase up to 50,000 shares of Common Stock. This information is derived from United Congregations Mesora's Schedule 13D/A, as amended, dated July 11, 1997, filed with the Commission.

(5) Mr. Branco Weiss' beneficial ownership consists of 5,000 shares of Series D Preferred Stock, which are convertible into approximately 529,800 shares of Common Stock, Class D Warrants to purchase up to 25,000 shares of Common Stock and 65,000 shares of Common Stock. This information is derived from Mr. Weiss' Schedule 13D dated October 9, 1997, filed with the Commission.

(6) Diversified Fund Limited's ("Diversified's") beneficial ownership consists of 5,000 shares of Series D Preferred Stock, which are convertible into approximately 529,800 shares of Common Stock, and Class D Warrants to purchase up to 25,000 shares of Common Stock. Carlo Pagani, in his capacity as President of Diversified, shares voting and dispositive power with respect to such securities and may be deemed to be the beneficial owner of such securities. This information is derived from Diversified's Schedule 13D dated March 2, 1998, filed with the Commission.

(7) Mr. Armen's beneficial ownership consists of 4,500 shares of Series D Preferred Stock, which are convertible into approximately 476,820 shares of Common Stock, and Class D Warrants to purchase up to 22,500 shares of Common Stock. The Series D Preferred Stock and the Class D Warrants are held by (a) Armen Partners, L.P., an investment limited partnership, of which Dr. Armen and Armen Capital Management Corp., a corporation of which Dr. Armen is the principal, are the general partners, (b) Armen Partners Offshore Fund, Ltd., an offshore investment fund to which Armen Capital Management Corp. acts as investment manager, and (c) GHA Management Corporation, a corporation wholly-owned by Dr. Armen. This information is derived from Mr. Armen's Schedule 13D dated July 24, 1997, filed with the Commission.

(8) Mr. Bercuvitz's beneficial ownership consists of 3,500 shares of Series D Preferred Stock, which are convertible into approximately 370,860 shares of Common Stock, and Class D Warrants to purchase up to 17,500 shares of Common Stock. This information is derived from Mr. Bercuvitz's Schedule 13D dated March 2, 1998, filed with the Commission.

(9) Mr. Michael Weiss' beneficial ownership consists of approximately 15,894 shares of Common Stock issuable upon conversion of 150 shares of Series D Preferred Stock held by Mr. Weiss; 750 shares of Common Stock issuable upon exercise of Class D Warrants held by Mr. Weiss; and approximately 125,775 and 5,935 shares of Common Stock issuable, respectively, upon conversion and exercise of approximately 1,187 shares of Series D Preferred Stock and Class D Warrants issuable upon exercise of Unit Purchase Warrants held by Mr. Weiss. Excludes 502,993 and 23,735 shares of Common Stock issuable, respectively, upon conversion and exercise of approximately 4,747 shares of Series D Preferred Stock and Class D Warrants issuable upon exercise of Unit Purchase Warrants, which are not exercisable within 60 days of April 1, 1998, that are held by an entity of which Mr. Weiss is the managing member. Mr. Weiss' business address is 787 Seventh Avenue, New York, NY 10019.

(10) Dr. Klem's beneficial ownership consists of 23,358 shares of Common Stock and options to purchase 5,353 shares of Common Stock. Dr. Klem's Common Stock holdings include 1,875 shares of Common Stock held by a trust for Dr. Klem's children, as to which Dr. Klem has shared voting and investment power, and 150 shares of Common Stock owned by Dr. Klem's wife, as to which he disclaims beneficial ownership.

(11) Dr. Kessel's beneficial ownership consists of 250 shares of Series D Preferred Stock, which are convertible into approximately 26,490 shares of Common Stock, and Class D Warrants to purchase up to 1,250 shares of Common Stock.

(12)      Dr. Salomon's  beneficial  ownership  consists of 500 shares of Common
          Stock.

(13) Dr. Adams' beneficial ownership consists of 38,333 shares of Common Stock and options to purchase 22,799 shares of Common Stock. Dr. Adams' Common Stock holdings include 8,000 shares of Common Stock held in several trusts for Dr. Adams' children, as to which Dr. Adams has shared voting and investment power, and 30,333 shares of Common Stock jointly owned by Dr. Adams and Dr. Adam's wife, as to which Dr. Adams has shared voting and investment power.

(14) Dr. Brown's beneficial ownership consists of 20,078 shares of Common Stock and options to purchase 3,285 shares of Common Stock.

(15)      Dr.  Dziewanowska's   beneficial  ownership  consists  of  options  to
          purchase 12,333 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In February 1989, the Company entered into a license agreement with Drs. Paul Ts'o and Paul Miller (the "Ts'o/Miller Agreement") pursuant to which Drs. Ts'o and Miller granted an exclusive license to the Company to certain issued patents, patent applications and related technology regarding the use of nucleic acids and oligonucleotides, including methylphosphonates, as pharmaceutical agents. Dr. Ts'o was a Director of the Company until September 11, 1997 and is a Professor of Biophysics, Department of Biochemistry at Johns Hopkins, and Dr. Miller is a Professor of Biochemistry at the School of Public Health and Hygiene, Johns Hopkins. In May, 1990, the Company entered into a license agreement with Johns Hopkins (the "Johns Hopkins Agreement," and such agreement, together with the Ts'o/Miller Agreement, being referred to herein as the "Ts'o/Miller/Hopkins Agreements") pursuant to which Johns Hopkins granted the Company an exclusive license to its rights in certain issued patents, patent applications and related technology developed as a result of research conducted at Johns Hopkins by Drs. Ts'o and Miller and related to the use of nucleic acids and obligonucleotides as pharmaceutical agents. In addition, Johns Hopkins has granted the Company certain rights of first negotiation to inventions made by Drs. Ts'o and Miller in their laboratories in the area of oligonucleotides and inventions made by investigators at Johns Hopkins in the course of research funded by the Company, which inventions are not otherwise included in the Ts'o/Miller/Hopkins Agreements. The Company agreed to pay Dr. Ts'o, Dr. Miller and Johns Hopkins royalties on net sales of products covered by the issued patents and patent applications, but not the related technology, licensed to the Company under the Ts'o/Miller/Hopkins Agreement. The Company also agreed to pay certain minimum royalties prior to commencement of commercial sales of such products, which royalties may be credited under certain conditions against royalties payable on subsequent sales. Subject to certain rights of early termination, the Ts'o/Miller/Hopkins Agreements remain in effect for the life of the last-to-expire patent licensed under the respective agreements or until abandonment of the last-pending patent application licensed under the respective agreements. On February 14, 1997, the Company received notice from Johns Hopkins that the Company was in material breach of the Johns Hopkins Agreement. The Johns Hopkins Agreement provides that, if a material payment default is not cured within 90 days of receipt of the notice of the breach, Johns Hopkins may terminate the Johns Hopkins Agreement.

      In February 1991, in connection with the acquisition of JBL, the Company assumed certain leases between JBL and Granada Associates and Sueldo Associates, both of which are affiliates of Drs. Brown and Klem. Dr. Brown is currently Vice President of the Company and President of JBL. Dr. Klem is Vice President and a Director of the Company and Chairman of the Board of JBL. The current aggregate monthly payment under such leases is approximately $32,000.

      Dr. Adams resigned as the Chief Executive Officer and Chairman of the Board of the Company on May 5, 1997. Severance arrangements with Dr. Adams have been discussed, as disclosed in Footnote 1 to the Summary Compensation Table included in Item 11, but no written agreement has been entered into as of the date hereof.

      As of August 1, 1997, the Company entered into a consulting agreement with Dr. Zofia E. Dziewanowska (a former executive officer of the Company), pursuant to which Dr. Dziewanowska will be compensated for any work performed at a rate of $150 per hour through January 31, 1998 and $300 per hour thereafter. In addition, Dr. Dziewanowska's options will continue to vest until the end of the 90-day post-termination exercise grace period for the options,which will commence on January 31, 1998 or upon termination of the Agreement by either the Company or Dr. Dziewanowska, whichever date comes first. See Footnote 6 to the Summary Compensation Table included in Item 11.

      As of August 27, 1997, the Company entered into separate consulting agreements with each of Drs. Paul Ts'o and Sharon Webster (both former directors of the Company), pursuant to which the Company issued 15,400 shares of Common Stock to Dr. Ts'o and 15,500 shares of Common Stock to Dr. Webster, paid

$4,000 to Dr. Webster and retained each of Drs. Ts'o and Webster to serve as consultants to the Company for a one-year period at a fee of $12,000.

      In February 1997, the Company raised gross proceeds of $3 million in a private placement, to Aries Trust and Aries Domestic Fund (collectively the "Aries Funds"), of 12% Senior Secured Convertible Notes ("Convertible Notes") and warrants to purchase Common Stock ("Bridge Warrants"). The Convertible Notes, together with accrued interest thereon, were converted pursuant to their terms into an aggregate of 65,415 shares of Series D Preferred Stock, which in turn are convertible, at $0.94375 per share, into 6,931,391 shares of Common Stock. The Bridge Warrants permit the purchase of up to an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share (subject to adjustment upon the occurrence of certain events). Pursuant to a Note and Warrant Purchase Agreement (the "Purchase Agreement") entered into by and among the Company and the Aries Funds, dated as of January 28, 1997, in connection with such private placement, the Aries Funds were granted the right to designate nominees constituting a majority of the members of the Board of Directors of the Company, subject to certain conditions. The Aries Funds designated Michael S. Weiss as a nominee for Director and he was appointed by the Board and elected Interim Chairman of the Company's Board of Directors. On September 11, 1997, the Aries Funds designated Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D. and Andrew J. Stein as nominees to the Board of Directors of the Company (the "Board"), such persons were elected as Directors of the Company, Michael S. Weiss stepped down as Interim Chairman and the Board elected Mr. Drapkin Chairman and Mr. Weiss Vice Chairman.

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

      On June 30, 1997, the Company sold a total of 161.58 Premium Preferred UnitsTM ("Units") in a private placement (the "Private Placement") for which Paramount Capital, Inc. acted as placement agent. Each unit sold in the Private Placement consisted of 1,000 shares of Series D Preferred Stock and Class D Warrants to purchase 5,000 shares of Common Stock at any time prior to the fifth anniversary of the final closing date. A total of $16,158,000 was raised. The net proceeds to the Company were $14,036,772. The respective conversion and exercise prices of the Series D Preferred Stock and the Class D Warrants is $0.94375 per share, subject to adjustment upon the occurrence of certain events. The Aries Funds purchased, for an aggregate of $870,000, Class D Warrants and Series D Preferred Stock in the Private Placement presently exercisable and convertible for an aggregate of 50,000 and 1,059,603 shares of Common Stock. In connection with the Private Placement, Paramount Capital, Inc. received cash commissions equal to 9% of the gross sales price and a non-accountable expense allowance equal to 4% of the gross sales price, and received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has agreed to enter into a financial advisory agreement with Paramount Capital, Inc. pursuant to which Paramount Capital, Inc. shall receive certain cash fees and has received warrants (the "Advisory Warrants" and, together with the Placement Warrants, the "Unit Purchase Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit. Michael S. Weiss, Vice Chairman of the Board of the Company, is a Senior Managing Director of Paramount Capital, Inc. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of Aries Trust and Aries Domestic Fund, respectively. The Aries Funds currently do not hold a controlling block of voting stock of the Company, although the Aries Funds have the present right to convert and exercise their securities into a significant portion of the outstanding Common Stock, as described herein. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President and sole stockholder of Paramount Capital, Inc., the Company's financial advisor and the placement agent for the

Private Placement. In connection with the Private Placement, Paramount Capital, Inc. and their designees received Unit Purchase Warrants to purchase an aggregate of 40,395 shares of Series D Preferred Stock and 201,975 Class D Warrants as compensation for services as placement agent and financial advisor. Paramount Capital, Inc. allocated to Mr. Weiss and an entity of which Mr. Weiss is the managing member, Unit Purchase Warrants to purchase an aggregate of 5,934 shares of Series D Preferred Stock and 29,670 Class D Warrants.

      In December 1992, the Company and Jagotec formed Genta Jago Technologies B.V. ("Genta Jago"), a 50/50 joint venture to develop and commercialize therapeutic products on a worldwide basis. In 1996, SkyePharma acquired Jagotec. Michael Weiss is a managing director of Genta Jago. Among other things, the Company is required to provide loans to Genta Jago pursuant to a working capital agreement which expires in October 1998. The loans are advanced up to a mutually agreed upon maximum commitment amount, which amount is established by the parties on a periodic basis. As of December 31, 1997, the Company had advanced working capital loans of approximately $15,800,000 to Genta Jago, net of principal repayments and credits, which amount fully satisfied what the Company believes is the loan commitment established by the parties through December 31, 1997. Such loans bear interest and are payable in full in October 1998, or earlier in the event certain revenues are received by Genta Jago from third parties. There can be no assurance, however, that Genta Jago will obtain the necessary financial resources to repay such loans to the Company.

      Under the terms of the joint venture, Genta Jago has contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services, totaling $350,000 in 1997, were recorded by the Company as related party contract revenue. Terms of the arrangement also grant the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 1998 through 2000.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 1998.

                              GENTA INCORPORATED


                              /s/Kenneth G. Kasses, Ph.D.
                              ------------------------------------------
                              Kenneth G. Kasses, Ph.D.
                              President, Principal Executive Officer and
                              Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by Kenneth G. Kasses, Ph.D. and Robert E. Klem, Ph.D. in their respective individual capacities and by Kenneth
G. Kasses, Ph.D. on behalf of the following persons, pursuant to the Power of Attorney constituting Exhibit 24.1 to Genta's Form 10-K as amended by the First Amendment thereto filed on April 16, 1998, in the capacities and on the dates indicated.



Signature(s)                        On behalf of                        Capacity                 Date
------------                        ------------                        --------                 ----

/s/Kenneth G. Kasses, Ph.D.
---------------------------     Kenneth G. Kasses, Ph.D.    President, Principal Executive    April 30, 1998
Kenneth G. Kasses, Ph.D.                                         Officer and Director

/s/Robert E. Klem
--------------------------      Robert E. Klem, Ph.D.       Principal Accounting Officer,     April 30, 1998
Robert E. Klem, Ph.D.                                       Principal Financial Officer,
                                                             Vice President and Director
/s/Kenneth G. Kasses, Ph.D.
---------------------------     Glenn L. Cooper, M.D.       Directors                         April 30, 1998
Kenneth G. Kasses, Ph.D.        Donald G. Drapkin
                                Lawrence M. Kessel, M.D.
                                Peter Salomon, M.D.
                                Bobby W. Sandage, Jr., Ph.D.
                                Andrew J. Stein
                                Harlan J. Wakoff
                                Michael S. Weiss