Form 10-Q
period 1998-03-31
GENTA INCORPORATED /DE/
filed 1998-05-15
CIK 880643

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                                 Yes _X_     No ___


     As of May 15, 1998, the registrant had 5,752,266 shares of common stock outstanding.


================================================================================

                               Genta Incorporated
                                INDEX TO FORM 10




PART I.                    FINANCIAL INFORMATION                            Page
-------                    ---------------------                            ----

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at March 31, 1998
                  and December 31, 1997                                       3

              Consolidated Statements of Operations for the
                  Quarters Ended March 31, 1998 and 1997                      4

              Condensed Consolidated Statements of Cash Flows for the
                  Quarters Ended March 31, 1998 and 1997                      5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7


PART II.                            OTHER INFORMATION

Item 1.       Legal Proceedings                                              22

Item 6.       Exhibits and Reports on Form 8-K                               22



SIGNATURES                                                                   23

                               Genta Incorporated
                           CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,       DECEMBER 31,
                            ASSETS                                    1998             1997
                                                                 ------------------------------
                                                                     (Unaudited)       (Note)
Current assets:
   Cash and cash equivalents..................................   $     453,420    $   1,202,668
   Short term investments ....................................       6,380,717        7,253,756
   Trade accounts receivable .................................         938,348          431,046
   Inventories ...............................................         696,020          826,008
   Other current assets ......................................         278,215          218,513
                                                                 ------------------------------
Total current assets .........................................       8,746,720        9,931,991

Property and equipment, net ..................................       1,578,400        1,718,150
Intangibles, net .............................................       3,240,000        3,390,032
Deposits and other assets ....................................         708,550          713,730
                                                                 ------------------------------
Total assets..................................................   $  14,273,670    $  15,753,903
                                                                 ==============================
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................   $     938,455    $     882,111
   Payable to Research Institution............................         602,658          602,658
   Accrued payroll payable ...................................         426,307          548,295
   Other accrued expenses ....................................       1,175,017          992,660
   Deferred revenue ..........................................         212,382          198,570
   Current portion of notes payable...........................         906,064          900,558
                                                                 ------------------------------
Total current liabilities ....................................       4,260,883        4,124,852
                                                                 ------------------------------
Deficit in joint venture .....................................       2,481,178        2,204,053
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized:
       Series A convertible preferred stock, $.001 par value;
          453,100 and 456,600 shares issued and outstanding
          at March 31, 1998 and December 31, 1997,
          respectively, liquidation value is $27,186,000 at
          March 31, 1998 .....................................             453              457
       Series D convertible preferred stock, $.001 par
          value; 226,995 shares issued and outstanding at
          March 31, 1998 and December 31, 1997, liquidation
          value is $31,779,300 at March 31, 1998 .............             227              227
   Common stock, $.001 par value; 70,000,000 shares
       authorized; 5,737,756 and 5,712,364 shares issued and
       outstanding at March 31, 1998 and December 31, 1997,
       respectively ..........................................           5,738            5,712
   Additional paid-in-capital ................................     129,330,493      129,320,493
   Accumulated deficit .......................................    (126,361,302)    (124,467,891)
   Accrued dividends payable .................................       4,556,000        4,566,000
                                                                 ------------------------------
Total stockholders' equity ...................................       7,531,609        9,424,998
                                                                 ------------------------------
Total liabilities and stockholders' equity ...................   $  14,273,670    $  15,753,903
                                                                 ==============================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                               Genta Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Quarters Ended March 31,
                                                         1998          1997
                                                     -----------    -----------
                                                            (Unaudited)
Revenues:
   Product sales .................................   $ 1,602,179    $ 1,158,839
   Contract revenue for Genta Jago................        17,396         87,524
   Collaborative research and development ........            --         50,000
                                                     -----------    -----------
                                                       1,602,179      1,208,839
                                                     -----------    -----------

Cost and expenses:
   Cost of products sold .........................       870,881        712,226
   Research and development ......................       932,187      1,194,563
   Selling, general and administrative ...........     1,506,215      1,459,458
                                                     -----------    -----------
                                                       3,291,887      3,278,723
                                                     -----------    -----------
Loss from operations .............................    (1,689,708)    (2,069,884)

Equity in net loss of joint venture ...............     (286,790)      (303,129)
Other income (expense):
   Interest income ...............................        86,517        118,104
   Interest expense ..............................        (3,430)      (610,950)
                                                     -----------    -----------
Net loss .........................................    (1,893,411)    (2,865,859)
Dividends on preferred stock .....................             0       (575,155)
                                                     -----------    -----------
Net loss applicable to common shares..............   $(1,893,411)   $(3,441,014)
                                                     ===========    ===========
Net loss per common share (basic and diluted).....   $      (.33)   $      (.86)
                                                     ===========    ===========
Shares used in computing net
loss per common share (basic and diluted).........    5,737,756      3,999,163
                                                     ===========    ===========

See accompanying notes.

* Per share data has been adjusted to reflect the one for ten reverse stock split of the Company's outstanding common stock which was effected April 4, 1997.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Quarters ended March 31,
                                                                          1998           1997
                                                                       -----------    -----------
                                                                              (Unaudited)
Operating activities:
Net Loss ...........................................................   $(1,893,411)   $(2,865,859)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ...................................       289,782        250,666
   Equity in net loss of joint venture .............................       286,790        303,129
   Interest imputed on convertible debentures.......................            --        545,000
   Changes in operating assets and liabilities .....................      (295,783)      (238,092)
                                                                        -----------    -----------
Net cash used in operating activities ..............................    (1,612,622)    (2,005,156)

Investing activities:
Maturities of short-term investments................................       873,039             --
Purchase of property and equipment .................................            --         (4,449)
Sale of property and equipment......................................            --        253,337
Loans receivable from joint venture ................................        (9,665)      (169,090)
Deposits and other .................................................            --       (108,020)
                                                                       -----------    -----------
Net cash provided by (used in) investing activities ................      (863,374)       (28,222)

Financing activities:
Proceeds from notes payable ........................................            --      3,000,000
Repayments of notes payable and capital lease ......................            --       (209,947)
                                                                       -----------    -----------
Net cash provided by financing activities ..........................            --      2,790,053
                                                                       -----------    -----------
Increase (decrease) in cash and cash equivalents ...................      (749,248)       756,675
Cash and cash equivalents at beginning of period ...................     1,202,668        532,013
                                                                       -----------    -----------
Cash and cash equivalents at end of period .........................   $   453,420    $ 1,288,688
                                                                       ===========    ===========

Supplemental disclosures of cash flow information:
Interest paid ......................................................   $     3,430    $    14,670
Supplemental schedule of noncash investing and financing activities:
Preferred stock dividends accrued ..................................            --        575,155


See accompanying notes.

                               Genta Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain balances in 1997 have been reclassified to conform with the presentation in 1998.

     The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

(2)  Inventories

     Inventories are comprised of the following:

                                            March 31,             December 31,
                                              1998                   1997
                                           ------------           -----------
         Raw materials and supplies        $    306,148           $   329,691
         Work-in-process                        149,064               141,120
         Finished goods                         240,808               355,197
                                           ------------           -----------
                                           $    696,020           $   826,008
                                           ============           ===========


(3)  Net Loss Per Common Share

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

     Net loss per common share for the three months ended March 31, 1998 and 1997 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive where, as here, there is loss rather than earnings. Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

(4)  Stockholders' Equity

     During January and February 1998, an aggregate of 3,500 shares of Series A Preferred Stock and accrued dividends were converted at the option of the respective holders thereof into an aggregate of 25,392 shares of Genta's common stock at a conversion price of $8.27 per share.

(5)  Legal Proceedings

     LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others, including Paramount Capital Inc., of which Dr. Rosenwald is the sole stockholder and Mr. Weiss is a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment, for which LBC is seeking a fee. On March 30, 1998, the Company received a Statement of Claim under NASD arbitration rules, and a request that the Company voluntarily submit to NASD arbitration. LBC's Statement of Claim sought damages in the form of cash (in excess of $4 million), stock, warrants and other securities. Subsequently, LBC abandoned the arbitration, and on April 9, 1998, the Company's counsel learned that a Complaint had been filed in the United States District Court for the Southern District of New York (98 Civ.
2491) by LBC against the Company and the same other parties. The Company believes it has valid legal and equitable defenses to LBC's lawsuit. The Company intends to defend vigorously and possibly to assert counterclaims against LBC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities, establishment of a sales and marketing organization, and development activities undertaken by Genta Jago, the Company's joint venture with Jagotec. From the period since its inception to March 31, 1998, the Company has incurred a cumulative net loss of $126.4 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

     The Company's independent auditors have included an explanatory statement in their report to the Company's financial statements at December 31, 1997, that expresses substantial doubt as to the Company's ability to continue as a going concern. There are several factors that must be considered risks in that regard and those that are known to management are discussed under the caption "Certain Trends and Uncertainties, in this Management's discussion and Analysis of Financial Condition and Results of Operations ("MD&A")."

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations,  beliefs,  intentions  or  strategies  regarding  the future.  The
Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

Results of Operations

     Operating revenues totaled $1.62 million in the first quarter of 1998 compared to $1.30 million in the first quarter of 1997. This revenue is the result of increased sales by the Company's subsidiary, JBL Scientific, Inc. All of the Company's product sales are attributable to JBL. Sales of specialty chemical and pharmaceutical intermediate products used in the clinical diagnostics, pharmaceutical research and development and pharmaceutical manufacturing increased to $1.60 million in the first quarter of 1998 compared to $1.16 million in the same period in 1997. While the annual demand for many of JBL's products is relatively stable, there are significant quarter to quarter variations in sales due to the timing of customers' production schedules and demands. The increases in the current quarter were primarily a result of sales in pharmaceutical and custom syntheses. Overall, demand for the Company's products has been increasing, while competition has caused prices to decrease. Sales of products used in pharmaceutical manufacturing and pharmaceutical research and development increased due to increased market penetration while sales of products used in clinical diagnostics trended slightly downward.

     Europa Bioproducts ("Europa"), JBL's European distributor, accounted for approximately 10% of product sales in the first quarter of 1998, compared to 23% in the comparable period in 1997. Two other customers each accounted for more than 10% of product sales in the first quarter of 1998, representing 15.7% and 14.4%, respectively. Individual customers' demands for JBL products generally fluctuate with the outcomes of clinical trials or the availability of funding. The Company believes that the loss of any material customer, if not replaced, could have an adverse effect on the Company.

     Costs and expenses were $3.3 million in the first quarter of 1998, which was unchanged from the same quarter in 1997. The costs of products sold by JBL increased from $0.71 million in the first quarter of 1997 to $0.87 million in the first quarter of 1998 as volumes increased. Gross margins for JBL in the quarter were $0.73 million compared to $0.45 million in the first quarter of 1997. The improvement in gross margins largely reflects the increase in sales combined with relatively stable fixed overhead costs.

     Research and Development expenses decreased in the first quarter from $1.1 million in 1997 to $0.93 million in 1998. Included in these expenses in the first quarter of 1998 is $0.45 million for the purchase of bulk G3139 to support the Company's expanded clinical research program. Not included is $0.26 million for additional G3139 supplies that were still undergoing release testing at the end of the first quarter. The remaining decrease in research and development expenses is primarily attributable to the Company's research and development workforce reductions implemented in 1997 together with the discontinuation of several programs.

     Selling, General and Administrative Expenses were $1.5 million in the first quarter of 1998, which did not differ from the corresponding period in 1997.

     The Company's equity in net loss of joint venture (Genta Jago) decreased to $0.29 million in the first quarter of 1998 from $0.30 million in the comparable period of 1997. The decrease in the Company's equity in net loss of joint venture is largely attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties. The equity in net loss of joint venture is determined by reducing the loss per Genta Jago financials by Genta's 20% markup on internal costs for which the joint venture is billed plus the interest accrued on the working capital loans.

     Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, there is reason to believe that any products that may be marketed in the future could represent significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competitors to Genta Jago's products being in the marketplace before Genta Jago, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products from payers such as reimbursers and government buyers. See "MD&A--Certain Trends and Uncertainties--Uncertainty of Technological Change and Competition" and "MD&A--Certain Trends and Uncertainties--Uncertainty of Product Pricing, Reimbursement and Related Matters." Both of these factors may adversely affect Genta Jago even if it is successful in developing products to obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is seeking to direct its resources from the joint venture to its Anticode(TM) drug development, specifically G3139, for the immediate future.

     Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, short-term investments and interest rates each period.

     In consideration of EITF D-60, which was issued by the SEC in March 1997, the Company recorded debt issuance costs totaling $3.0 million related to value associated with 6.4 million Bridge Warrants issued in connection with a $3.0 million debt issue in February 1997 that matured in December 1997. The Company has amortized such costs to interest expense over the life of the debt. In the three months ended March 31, 1997, the Company recorded a charge to interest expense totaling $545,000 ($.14 per share) related to amortization of such debt issuance costs.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $112.4 million through March 31, 1998. At March 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $6.8 million compared to $8.5 million at December 31, 1997.

     The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company projects that, at its current rate of spending and for its current activities, its existing cash funds will enable the Company to maintain its present operations into the first quarter of 1999. To the extent that the Company is successful in accelerating its development of G3139 or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Similarly, the Company has been seeking to identify and hire additional senior managers to direct the business of the Company. To the extent it is successful in these endeavors, the rate of cash utilization would also increase. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A--Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources devoted to Genta Jago;
(iv) the level of resources that the Company devotes to sales and marketing capabilities; (v) technological advances; (vi) the activities of competitors; and (vii) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

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

     In the first quarter of 1998, the holders of an aggregate of 3,500 shares of Series A Preferred Stock converted those shares into 25,392 shares of Common Stock. See Note 4 to the financial statements.

Certain Trends and Uncertainties

     In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

Need for Additional Funds; Risk of Insolvency.

     Genta's operations to date have consumed substantial amounts of cash. The Company's auditors have included an explanatory paragraph in their opinion with respect to the Company's ability to continue as a going concern. See "Report of Ernst & Young, LLP, Independent Auditors" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 (the "1997 Annual Report") and "MD&A -- Liquidity and Capital Resources." The Company will need to raise substantial additional funds to conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of research and development, results of pre-clinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the FDA and foreign regulatory processes, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

Loss History; Uncertainty of Future Profitability.

     Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to March 31, 1998, the Company has incurred a cumulative net loss of $126.4 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company's independent auditors have included an explanatory paragraph in their report to the Company's financial statements at December 31, 1997, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. See "Report of Ernst & Young LLP, Independent Auditors" in the 1997 Annual Report and "MD&A -- Certain Trends and Uncertainties -- Need for Additional Funds; Risk of Insolvency."

Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

     In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $27.2 million preference of the 453,100 outstanding shares of Series A Preferred Stock and the approximately $37.4 million preference of the 267,390 shares of Series D Preferred Stock (including 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series A and Series D Preferred Stock have been paid or funds have been set aside for such preferred dividends by the Company.

     The conversion rate of the Series A Preferred Stock and the exercise price of warrants issued in connection with the Series A Preferred Stock (the "Series A Warrants") are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $67.50 per share or less. As of March 31, 1998, each share of Series A Preferred Stock is convertible into approximately 7.25 shares of Common Stock at a conversion price of $8.27 per share and the exercise price of the Series A Warrants is presently $9.32 per share. There are outstanding Series A Warrants to purchase an aggregate of 675,966 shares of Common Stock, which expire on September 24, 1998. The conversion rate of the Series D Preferred Stock and the exercise prices of the Class D Warrants are subject to adjustment, among other things, upon certain issuances of Common

Stock or securities convertible into Common Stock at prices per share below certain levels. In addition, the Conversion Price of the Series D Preferred Stock in effect on June 29, 1998 (the "Reset Date") will be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the 20 consecutive trading days immediately preceding the Reset Date (the "12 Month Trading Price") is less than 140% of the then applicable Conversion Price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable Conversion Price will be reduced to be equal to the greater of
(i) the 12 Month Trading Price divided by 1.40 and (ii) 25% of the then applicable Conversion Price. Each share of Series D Preferred Stock is presently convertible into approximately 106 shares of Common Stock, at a conversion price of $0.94375 per share of Common Stock, and the exercise price of the Class D Warrants is presently $0.94375 per share. There are 807,900 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. Finally, the Company has outstanding Bridge Warrants to purchase an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share, warrants to purchase an aggregate of 95,768 shares of Common Stock at various exercise prices between approximately $13 and $21 per share and outstanding employee stock options. The Note and Warrant Purchase Agreement provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997, however, the Company has to date been unable to have such shelf registration statement declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities" in the 1997 Annual Report.

Claims of Genta's Default Under Various Agreements.

     On May 7, 1997 Jago and Jagotec gave Genta Jago formal notices of its assertion that Genta Jago is in breach of the Restated GEOMATRIX(R) Services Agreement, the Restated GEOMATRIX(R) Research and Development Agreement and the Restated GEOMATRIX(R) License Agreement, stating that should the breach not be cured within the applicable cure period, Genta Jago would reserve the right to terminate the agreements in accordance with their terms. Each of these Agreements provides for a cure period of 30 days, except that if the default is not capable of being cured within this period and the defaulting party is diligently undertaking to cure such default as soon as commercially feasible thereafter under the circumstances, then the non-breaching party shall have no right to terminate the agreement. In addition each of these agreements contains a provision providing for the final resolution of any disputes, claims or controversies, whether before or after termination of the agreement, by arbitration in Paris, France. After the 30-day cure period expired, Jago did not take action purporting to terminate these agreements but did not rescind the notices of default. Jago, Jagotec and Jago Holding AG also gave formal notice of default under the Restated Joint Venture and Shareholders Agreement, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to Jago. The amount claimed by Jago to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. There is no specific cure period contained in the Restated Joint Venture and Shareholders Agreement but rather a provision providing for resolution of disputes, claims or controversies by arbitration in Paris, France. The Company met with Jago and is attempting to resolve the situation without resort to arbitration. While a termination of these agreements may have a material adverse effect on the Company, the Company intends to oppose vigorously Jago's position. Stating that it was without prejudice to Genta's position, Genta provided approximately $129,000 to Genta Jago for the payment by Genta Jago of all amounts claimed by Jago under the Restated GEOMATRIX(R) License Agreement and certain other amounts owed by Genta Jago to third parties (both included in Jago's notice of default). On May 15, 1997, Johns Hopkins University ("Johns Hopkins") sent Genta a letter stating that the license agreement entered into between the Company and Johns Hopkins in May 1990 (the "Johns Hopkins Agreement") was terminated. On November 26, 1997 the Ts'o/Miller Partnership sent Genta a letter claiming that Genta was in material breach of the February 1989 license agreement between the Company and the Ts'o/Miller Partnership (the "Ts'o/Miller Agreement") for failing to pay royalties from 1995 through 1997. This notice further advised that if the alleged breach were not cured within 90 days of the notice the license would be terminated. The Company has received a further notice stating that the license is terminated and that $287,671 is due and payable. See "Business -- Anticode(TM) Brand of Antisense Oligonucleotide Programs -- Oligonucleotide Collaborative and Licensing Agreements --Ts'o/Miller/Hopkins" in the 1997 Annual Report. The Company is currently engaged in settlement discussions with Johns Hopkins and the Ts'o/Miller Partnership. The French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. The Company does not believe that under the terms of the ANVAR Agreement, ANVAR is entitled to request early repayment and is working with ANVAR to achieve a mutually satisfactory resolution. See "Business -- Genta Europe" in the 1997 Annual Report. LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others. See "Legal Proceedings." There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability. See "MD&A -- Liquidity and Capital Resources."

Early Stage of Development; Technological Uncertainty.

     Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated  from  therapeutic  product  sales.  To  date,  most of the  Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While the Company has demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro and the activity of antisense technology in animals and has identified compounds that the Company believes are worthy of additional testing, only one of these potential Anticode(TM) oligonucleotide products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of oligonucleotide technology will result in products that will receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in pre-clinical studies or early clinical investigations or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in pivotal human clinical or bioequivalence trials. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of the Company's products currently in pre-clinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. The Company is pursuing research and development through Genta Jago of a range of oral controlled-release formulations of currently available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been formulated using GEOMATRIX technology. In addition, none of the products being developed through Genta Jago has had its manufacturing process successfully scaled-up for commercial production or has started pivotal bioequivalence trials. In addition, there can be no assurance that any of the Company's or Genta Jago's products will obtain
FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years. Certain competitive products have already been filed with and/or approved by the FDA. See "MD&A -- Certain Trends and Uncertainties -- Potential Adverse Effect of Technological Change and Competition."

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

     Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996 and 1997. Because of the decrease in value of the Company's stock, the ownership changes which occurred in 1996 and 1997 will cause a material limitation on the Company's ability to utilize these carryforwards, and therefore much of the carryforwards will not be utilized.

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

     The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. In October 1996, JBL retained an engineering consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. Six soil borings were drilled and groundwater monitoring wells were installed at several locations around the site. Chloroform was detected in on-site monitoring wells at levels of up to 190 ug/liter, exceeding the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter. PCEs were also detected in on-site monitoring wells at levels of up to 22 ug/liter, exceeding the California Drinking Water Maximum Contamination Level of 5 ug/liter. In addition, Toluene was detected at levels of up to 2 ug/liter at several monitoring points on-site, which is significantly below the California Toxicity Action Level of 100 ug/liter. These toxicity levels are not binding, as the final regulatory maximum levels may be higher or lower. JBL has notified the appropriate regulatory agency, the California Regional Water Quality Control Board, of conditions at the site, and with the agency's approval, JBL is monitoring groundwater conditions at the site on a quarterly basis. JBL is currently in the pre-regulatory action stage with ongoing site monitoring and site assessment. In addition, current sampling results indicate that contaminants may be migrating off-site. An off-site well, used as a domestic and irrigation water source, has shown evidence of being impacted by chloroform at 0.9 ug/liter, significantly below (less than one percent of) the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter, and toluene at 0.9 ug/liter, also significantly below (less than one percent of) the California Toxicity Action Level of 100 ug/liter. While another off-site well has been found to contain chloroform, the engineering consultant concluded that the contaminants do not appear to relate to impact from the JBL site. The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with Governmental Regulations, however, there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future.

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

Potential Adverse Effect of Technological Change and Competition.

     The biotechnology industry is subject to intense competition and rapid and significant technological change. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. As competitors of the Company or of Genta Jago receive approval to products that share the same potential market as the Company's or Genta Jago's potential products, the market share available to the Company or Genta Jago will likely be reduced, thereby reducing the potential revenues and earnings available to the Company or Genta Jago. In addition, increased pricing competition would also likely result, further reducing the earnings potential of the Company's or Genta Jago's products. In December 1997, a competitor of the Company, Elan Corporation, received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., has filed an ANDA for a generic formulation of Procardia XL(R) (nifedipine). Furthermore, if the Company or Genta Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery or antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

Uncertainty of Clinical Trials and Results.

     The results of clinical trials and pre-clinical testing are subject to varying interpretations. Even if the development of the Company's or Genta Jago's respective products advances to the clinical stage, there can be no assurance that such products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company or Genta Jago may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's or Genta Jago's respective financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's or Genta Jago's respective businesses, financial conditions, prospects and results of operations. No assurance can be given that the Company or Genta Jago will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors. "See "MD&A -- Certain Trends and Uncertainties -- Potential Adverse Effect of Technological Change and Competition."

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

Uncertainty of Product Pricing, Reimbursement and Related Matters.

     The Company's and Genta Jago's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposal or reform could adversely affect the commercial viability of the Company's and Genta Jago's potential products. In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services, and therefore significant uncertainty exists as to the reimbursement of existing and newly-approved healthcare products. If the Company or Genta Jago succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or Genta Jago to sell its products on a competitive basis. Finally, given the above potential market constraints on pricing, the availability of competitive products in these markets may further limit the Company's and Genta Jago's flexibility in pricing and in obtaining adequate reimbursement for its potential products. See "MD&A -- Certain Trends and Uncertainties -- Potential Adverse Effect of Technological Change and Competition."

Need for and Dependence on Qualified Personnel.

     The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel or both is likely further to impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to attract and retain the qualified personnel necessary for the development of its business. The Company is actively engaged in the search for a new Chief Financial Officer and a head of Research and Development. In March 1998, the Company's Controller resigned and a replacement is being sought. At the present time the Company believes its stock option plan is inadequate to provide sufficient incentives for the successful recruitment of key personnel and a new plan will be proposed for stockholder approval at the next annual stockholders' meeting. In addition, the current senior officers and directors have not been granted options in accordance with appointment offers since the current plan does not have sufficient options available. There can be no assurance that the stockholders will approve such a plan or that, if approved, it will be adequate to enable recruitment of new, or retention of existing, key employees and directors.

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

     The SEC Staff is currently in the process of reviewing a registration statement filed by the Company, and has raised certain questions regarding the Company's classification of the Preferred Stock as permanent (rather than "mezzanine") equity. Management of the Company believes, based upon its Certificate of Incorporation and the agreement pursuant to which the Preferred Stock was issued, and after discussion with Company counsel, that the conditions for redemption of the Preferred Stock require volitional acts undertaken by the Company and are therefore solely within the control of the Company. If the SEC Staff does not accept the Company's position, the Company will file an amendment to this Form 10-Q reclassifying the Preferred Stock as "mezzanine" rather than permanent equity.

Hazardous Materials; Environmental Matters.

     The Company's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company may be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "MD&A -- Certain Trends and Uncertainties -- No Assurance of Regulatory Approval; Government Regulation" for a discussion of the Spill.

Volatility  of  Stock  Price;  Market  Overhang  from  Outstanding   Convertible
Securities and Warrants.

     The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-ten reverse stock split of its Common Stock. The stockholders also approved a reduction of the Company's authorized shares of Common Stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. As of March 31, 1998, the Company had 5,737,756 shares of Common Stock outstanding. The Company intends to seek stockholder approval of another reverse stock split at its next annual stockholders' meeting. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

     No predictions can be made of the effect that future market sales of the shares of Common Stock underlying the convertible securities and warrants referred to under the caption "MD&A -- Certain Trends and Uncertainties -- Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

Certain Interlocking Relationships; Potential Conflicts of Interest.

     The Aries Funds have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D., and Andrew J. Stein as nominees to the Board of Directors. Such persons were elected as Directors of the Company. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding Common Stock. See "MD&A -- Certain Trends and Uncertainties -- Concentration of Ownership and Control" below. In addition to the Aries Funds' investments in the Company that are disclosed in "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities," in the 1997 Annual Report, the Aries Funds also engaged in the following transactions: as of June 30, 1997, the Aries Funds purchased an aggregate of 10,000 shares of Series D Preferred Stock and 50,000 Class D Warrants in a private placement (the "Private Placement"); on December 2, 1997, the Aries Funds purchased an aggregate of 54,000 shares of Series A Preferred Stock; on December 29, 1997, warrants to purchase an aggregate of 1,000 shares of Series D Preferred Stock and 5,000 Class D Warrants were allocated to the Aries Funds by Paramount

Capital, Inc., which warrants were received in connection with the Private Placement; and on December 31, 1997, the Aries Funds converted the outstanding principal of, and interest on, their respective Senior Secured Convertible Bridge Notes of the Company into an aggregate of 52,415 shares of Series D Preferred Stock. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President of Paramount Capital, Inc. and of Paramount Capital Investments LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

Concentration of Ownership and Control.

     The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. See "MD&A -- Certain Trends and Uncertainties -- Certain Interlocking Relationships; Potential Conflicts of Interest." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also "MD&A -- Certain Trends and Uncertainties -- Effect of Certain Anti-Takeover Provisions" below.

Effect of Certain Anti-Takeover Provisions.

     The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of the By-laws and the amendment of any of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. The Company's By-laws currently provide that meetings of the stockholders may only be called by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. At its next annual stockholders' meeting the Company intends to seek stockholder approval of two amendments to its Restated Certificate of Incorporation that would have the effect of (i) eliminating the requirement that stockholder action be taken at a meeting and (ii) eliminating the classification of the Board of Directors, respectively. Additionally, the Company has contractual obligations to certain of its security holders that may impair potential takeovers. See "MD&A -- Certain Trends and Uncertainties -- Certain Interlocking Relationships; Potential Conflicts of Interest." Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of Common Stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the private placements in February 1997 and June 1997. Additionally, pursuant to the Company's Restated Certificate of Incorporation, if any "person" or "Group" (as defined), together with any affiliates thereof, becomes the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions), then a Fundamental Change (as defined) would occur and the Company would be obligated to redeem the Series A and Series D Preferred Stocks. See "MD&A -- Certain Trends and Uncertainties -- Fundamental Change." This Fundamental Change provision is a further disincentive for any person attempting to acquire 60% or more of the total voting power of the Company's Voting Shares.

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

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

     LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others, including Paramount Capital Inc., of which Dr. Rosenwald is the sole stockholder and Mr. Weiss is a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment, for which LBC is seeking a fee. On March 30, 1998, the Company received a Statement of Claim under NASD arbitration rules, and a request that the Company voluntarily submit to NASD arbitration. LBC's Statement of Claim sought damages in the form of cash (in excess of $4 million), stock, warrants and other securities. Subsequently, LBC abandoned the arbitration, and on April 9, 1998, the Company's counsel learned that a Complaint had been filed in the United States District Court for the Southern District of New York (98 Civ.
2491) by LBC against the Company and the same other parties. The Company believes it has valid legal and equitable defenses to LBC's lawsuit. The Company intends to defend vigorously and possibly to assert counterclaims against LBC.

     No material legal proceedings were terminated in the quarter ended March 31, 1998.

Item 6.           Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number            Description of Document
------            -----------------------

10.1 Severance Agreement, Release and Covenant Not to Sue between Thomas H. Adams, Ph.D. and the Company, dated May 5, 1998.

10.2 Consulting Agreement between the Company and Thomas H. Adams, Ph.D., dated May 5, 1998.

27.1(1)   Financial Data Schedule

(1)       Filed herewith.

     (b)  Reports on Form 8-K

     (i) On February 2, 1998, the Company filed a Report on Form 8-K dated as of February 2, 1998 reporting under Item 5 that the Company issued a press release entitled "Article in Leading Scientific Journal Spotlights Use of Genta's BCL-2 Antisense Compound in Increasing Response to a Chemotherapeutic Drug."

     (ii) On April 2, 1998, the Company filed a Report on Form 8-K dated as of April 1, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta Announces Issue of Patent for Lead Antisense Compound that Targets the BCL-2 Gene, Implicated in Prostate and Other Cancers."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GENTA INCORPORATED
                             (Registrant)



                             By:      /s/ Kenneth G. Kasses, Ph.D.
                                      ----------------------------
                             Name:    Kenneth G. Kasses, Ph.D.
                             Title:   President and Principal Executive Officer




                             By:      /s/ Robert E. Klem, Ph.D.
                                      ----------------------------
                             Name:    Robert E. Klem, Ph.D.
                             Title:   Principal Financial Officer and
                                      Vice-President

Date:  May 15, 1998