Form 10-K/A
period 1997-12-31
GENTA INCORPORATED /DE/
filed 1998-06-22
CIK 880643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 3)


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

As of April 2, 1998, the registrant had 5,737,606 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

None.

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

SUMMARY OF BUSINESS AND RESEARCH AND DEVELOPMENT PROGRAMS

        The following table describes the major areas to which the Company is currently directing its research and product development efforts and the development status of products or product candidates under development, as well as other aspects of the Company's business:

       Program                 Therapeutic Indications                         Development Status
       -------                 -----------------------                         ------------------



1.   ANTICODE

     G3139                    o   Impairs production of key cancer         Phase I/IIa clinical  trials in the
                                  protein, bcl-2 (non-Hodgkin's            United   Kingdom  with  respect  to
                                  lymphoma, prostate, melanoma, breast     non-Hodgkin's  lymphoma  and in the
                                  and possibly others)                     U.S.  with  respect to prostate and
                                                                           possibly other advanced solid tumor
                                                                           malignancies.


     Anti-FAK
     Oligonucleotides         o   Impairs production of key cancer        Pre-clinical
                                  protein, Focal Adhesion Kinase
                                  (melanoma, lymphoma and multiple
                                  myeloma)

2.   ORAL CONTROLLED-
     RELEASE DRUGS

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

        Genta has focused its Anticode(TM) research on oligonucleotides with phosphorothioate backbones and mixed phosphorothioate and methylphosphonate backbones. The Company has licensed patents covering phosphorothioate oligonucleotide constructions and has applied for patents covering the mixed backbone constructions. Genta's scientists have improved the backbone technologies by introducing mixed chirally-enriched or chirally-pure oligonucleotides. In preclinical studies, these oligonucleotides effectively interfere with the action of targeted mRNA sequences inside cells. Intravenous administration of the improved technology oligonucleotides to certain animals demonstrates that these compounds have greater stability in the circulatory system and are eventually excreted intact in the urine. These improved backbone technologies represent opportunities for second generation Anticode(TM) antisense oligonucleotides, none of which are currently in development. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for initial clinical development programs. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, Genta requires raw materials currently provided by a single supplier, and there can be no assurance that such supplier will continue satisfactorily to provide the requisite raw materials. See "MD&A--Certain Trends and Uncertainties--Difficult Manufacturing Process; Access to Certain Raw Materials."

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

Bcl-2 Gene Target.

        The bcl-2 gene is a proto-oncogene and a major inhibitor of apoptosis (programmed cell death) of cancerous cells. The protein produced by this gene has two known critical functions in the progression of cancer: it makes cancer cells immortal, creating a survival advantage of malignant over normal cells; and confers resistance to radiation and chemotherapy, rendering those treatments ineffective in the late stages of many types of cancer. Genta's lead anti-bcl-2 molecule, G3139, is designed to bind to and destroy the mRNA that produces the bcl-2 protein product, thereby interfering with the cellular production of the protein. High levels of bcl-2 are associated with a poor clinical prognosis in many solid tumor and hematological malignancies such as lymphoma, leukemia, melanoma, multiple myeloma, prostate and breast cancers. The Company believes that its Anticode(TM) antisense strategy against the bcl-2 gene has the potential to represent a significant therapeutic opportunity in many of these cancers.

        In preclinical studies conducted by Dr. Finbarr Cotter, at the Institute for Child Health in London, an anti-bcl-2 oligonucleotide was shown to cure lymphoma-like disease induced by the injection of human B-cell lymphoma cells in immunodeficient mice. In addition, in a variety of other animal studies, anti-bcl-2 Anticode(TM) oligonucleotides have been found to inhibit the growth of human lymphoma, melanoma, colon, prostate and breast cancer tumors in immunodeficient mice when administered alone or in combination with chemotherapeutic agents. In the February 1998 issue of Nature Medicine, Dr. Burkhard Jansen and colleagues published a report entitled, "bcl-2 antisense therapy chemosensitizes human melanoma in SCID mice." They describe studies showing that G3139 administered with dacarbazine (DTIC) produced significantly greater tumor volume reduction than dacarbazine alone or than G3139 alone. In ten of thirteen animals there was no tumor after the combination treatment.

        In late 1995, a Phase I/IIa clinical trial was initiated in the United Kingdom using Genta's anti-bcl-2 Anticode(TM) oligonucleotide, G3139, in human non-Hodgkin's lymphoma patients for whom prior therapies had failed. The clinical trial was conducted in collaboration with the Royal Marsden NHS Trust ("Royal Marsden") and the Institute for Cancer Research under the direction of Dr. David Cunningham. The principal aim of this Phase I/IIa study was to define the maximum tolerated dose of G3139. Secondary objectives included measurement of clinical and biochemical disease parameters. The trial with Royal Marsden is almost complete, and the Company believes that, other than mild irritation at the site of the subcutaneous infusion in most of the patients or a low-grade reversible thrombocytopenia (decrease in number of blood platelets), no serious drug-attributable or dose-limiting adverse effects were seen until the maximum tolerated dose was reached. Initial results in the first nine patients were reported in The Lancet ("BCL-2 antisense therapy in patients with non-Hodgkin lymphoma," A. Webb, et al., Vol. 349; pages 1137-1141, April 19, 1997). This report revealed that four of the nine patients observed showed improvements in their disease and in one patient the tumor had completely disappeared. Of the 17 patients treated to date, three suffered what were considered to be drug related serious adverse events at high levels of drug presentation above the predicted efficacy range. These events included a grade III skin reaction due to the subcutaneous method of administration in the study; hypotension, and thrombocytopenia. These patients were removed from the study and recovered from the reaction. The patient who had experienced hypotension was later rechallenged at a lower dose without any untoward event.

        In December 1996, the FDA granted the Company an allowance to initiate clinical trials under an IND for the use of G3139 against non-Hodgkin's lymphoma. In 1997, the Company expanded the IND to include the use of G3139 against prostate cancer. In addition, the Company anticipates that it may expand this IND to include the use of G3139 against other types of cancers, including melanoma and breast. The Company has had discussions with several cancer centers regarding additional Phase I/IIa clinical trials of G3139. The Company is currently discussing protocols with such centers and believes that additional clinical trials could be commenced in 1998. In addition, the Company has had discussions with the National Cancer Institute ("NCI") regarding additional
Phase I and II clinical trials. Assuming the Company and NCI agree to move forward with such NCI sponsored trials, the Company will collaborate with NCI on the design of such clinical studies and the selection of tumor targets. Under the proposed arrangement, NCI would cover the costs of running both pre-clinical and clinical studies while Genta would be responsible for supplying NCI with necessary quantities of G3139 to carry out this work. There can be no assurance that such IND for G3139 will be further expanded or that any additional clinical studies will be conducted. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation," "MD&A--Certain Trends and Uncertainties--Dependence on Others" and "MD&A -- Certain Trends and Uncertainties--Uncertainty of Clinical Trials and Results."


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

        On February 14, 1997, the Company received notice from Johns Hopkins that the Company was in material breach of the Johns Hopkins Agreement. The Johns Hopkins Agreement provides that, if a material payment default is not cured within 90 days of receipt of notice of such breach, Johns Hopkins may terminate the Johns Hopkins Agreement. In February 1997, the Company paid Johns Hopkins $100,000 towards the post-doctoral support program. On May 15, 1997, Johns Hopkins sent a letter to the Company stating that the Johns Hopkins Agreement was terminated. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. The Company is currently in the process of retaining Maryland counsel so that it can properly evaluate these lawsuit documents and respond. The Company also received notice from the Ts'o/Miller Partnership that it was in material breach of the license agreement for failure to pay royalties for 1995 through 1997, which the Ts'o/Miller Partnership claimed was in the aggregate amount of $275,068.49. This notice also provided that if such breach was not cured within 90 days, the license would be terminated. The negotiations that have been undertaken with Johns Hopkins have included the Ts'o/Miller Partnership as well. Based on a review of the research conducted with the technology provided by these licenses, the Company concluded that it could not develop potential products using this technology. Management's current strategy, therefore, is to employ alternative technologies that are available to it through other licenses or its own intellectual property. Accordingly, the Company no longer believes that the termination of the Ts'o/Miller/Hopkins Agreements will have a material adverse effect on the Company's antisense research and development activities although a requirement of the Company to pay the claimed amounts could have a material adverse effect on its financial condition.

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

GENTA JAGO

        In 1992, Genta and Jagotec determined to enter into a joint venture (Genta Jago). The Company's purpose in establishing Genta Jago was to develop products using a limited-scope license to Jagotec's GEOMATRIX technology in the hopes of producing shorter-term earnings than were expected from the Company's Anticode(TM) antisense programs. Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec and is affiliates in 1992 as consideration for its interest in Genta Jago, to induce Jagotec to license to Genta Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (The "Initial License") and to license to Genta Jagotec's GEOMARIX technology for use in Genta's Anticode(TM) oligonucleotide development programs. The Common Stock issued by Genta was unregistered and therefore was recorded at a discount to the then-current trading value of registered shares. Jagotec's contribution to the joint venture consisted of its issuance of the Initial License to Genta Jago for $425,000, which the parties believed to be a substantial discount from the underlying value of such license.

        In 1994, separate from the original 1992 joint venture agreement, Genta and Jagotec began negotiations to expand Genta Jago to include the GEOMATRIX technology as applied to 35 additional products (the "Additional License"). In 1994, Jagotec granted Genta, for $1.85 million, an option (the "Expansion Option"), exercisable solely at Genta's discretion through April 30, 1995, to expand the joint venture by requiring Jagotec to contribute rights under the Additional License at what the parties believed was a substantial discount to its actual fair value. An additional $2.0 million (the "Deposit") was deposited with Jagotec in 1994, but would only be retained by Jagotec, as partial payment of the exercise price for the Expansion Option, if Genta actually exercised the Expansion Option. If such Expansion Option was not exercised, the $2.0 million Deposit would be transferred to Genta Jago in the form of working capital loans payable by Genta Jago to Genta.

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

        The Company provides funding to Genta Jago pursuant to a working capital loan agreement that expires in October 1998. See "MD&A--Liquidity and Capital Resources." From 1992 through 1997, Genta advanced an aggregate of $15.8 million in such working capital loans. In 1995, Genta Jago returned the Anticode technology to Genta in exchange for Genta's forgiveness of $4.4 million of principal and $0.3 million of interest outstanding under existing working capital loans to Genta Jago. This amount was determined by an arm's-length negotiation between Genta, Jagotec, and Genta Jago and was based on the amount actually expended by Genta Jago for research and development related to the Anticode(TM) technology from the time Genta Jago originally acquired the relevant license in 1992 through the date of return in 1995.

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

        Genta Jago currently has eight products in various stages of development that are intended to be bioequivalent generic versions of brand-name, controlled-release drugs currently marketed by others. Four of these products, nifedipine (Procardia XL(R)), ketoprofen (Oruvail(R)), carbidopa/levodopa (Sinemet(R)CR), and naproxen (Naprelan(R)) are currently undergoing manufacturing scale-up after completion of formulations development and pilot human pharmacokinetic studies. During the manufacturing scale-up phase of development, Genta Jago and its collaborators are seeking to proceed from the production of small-scale research quantities to the production of larger-scale quantities necessary for commercial scale manufacturing. The scale-up has not yet been successfully completed for these products. Assuming successful completion of manufacturing scale-up, pivotal bioequivalency studies are scheduled to begin for these products in 1998. Genta Jago believes that if such bioequivalency studies are successfully completed, Abbreviated New Drug Applications (each an "ANDA") may be filed with the FDA for two of its products in 1998. In addition, potentially bioequivalent versions of two other products--VoltarenXR(R) (diclofenac) and Covera-HS(R) (verapamil)--have completed formulations development and pilot pharmacokinetic studies. Genta Jago intends to proceed with manufacturing scale-up on these two products during 1998. In December 1997, a competitor of the Company, Elan Corporation, received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., has filed an ANDA for a generic formulation of Procardia XL(R) (nifedipine). See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

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

GENTA EUROPE

        During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe") received approximately 5.4 million French Francs (or, as of April 1, 1998, approximately $869,000) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. The Company is working with ANVAR to achieve a mutually satisfactory resolution, however there can be no assurance that such a resolution will be obtained.

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

        Under the agreement with Gen-Probe, Genta gained non-exclusive access to all technology developed by Gen-Probe, as of February 1989, related to the use of DNA probes for therapeutic applications. This technology is related to nucleic acid probes for quantitation of organisms and viruses, methods for their production, including nonnucleotide linking reagents, labeling, and purification, and methods for their use including hybridization and enhanced hybridization. This includes rights to 14 issued patents and several pending
United States patent applications and corresponding issued and pending applications in foreign countries. See "Genta Jago--Oligonucleotide Collaborative and Licensing Agreements--Gen-Probe (Chugai)."

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

        The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales. See "MD&A--Certain Trends and Uncertainties--Need for and Dependence on Qualified Personnel," "MD&A--Certain Trends and Uncertainties--Uncertainty Regarding Patents and Proprietary Technology" and
"MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

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

        LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others, including Paramount Capital Inc., of which Lindsay A. Rosenwald, M.D. is the sole stockholder and Michael S. Weiss is a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment, for which LBC is seeking a fee.

In April 1998, a Complaint was filed in the United States District Court for the Southern District of New York (98 Civ. 2491) by LBC against the Company and the same other parties. The Company is currently involved in settlement discussions with LBC.

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement (see "Business--Anticode(TM) Brand of Antisense Oligonucleotide Programs--Oligonucleotide Collaborative and Licensing Agreements--Ts'o/Miller/ Hopkins") and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. The Company is currently in the process of retaining Maryland counsel so that it can properly evaluate these lawsuit documents and respond.

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

                               High                           Low
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

(D)     RECENT SALES OF UNREGISTERED SECURITIES

        In February 1997, the Company raised gross proceeds of $3 million in a private placement, to The Aries Fund, a Cayman Islands Trust, and the Aries Domestic Fund, L.P. (collectively the "Aries Funds"), of Convertible Notes and warrants to purchase common stock ("Bridge Warrants"). The Convertible Notes, together with accrued interest thereon, were converted pursuant to their terms into an aggregate of 65,415 shares of Series D Preferred Stock, which in turn are convertible, at $0.94375 per share, into 6,931,391 shares of common stock. The Bridge Warrants permit the purchase of up to an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share (subject to adjustment upon the occurrence of certain events). Pursuant to the Note and Warrant Purchase Agreement dated as of January 28, 1997 between the Company and the Aries Funds (the "Note and Warrant Purchase Agreement"), the Aries Funds have the right to appoint a majority of the members of the Board of Directors of the Company. See "MD&A--Certain Trends and Uncertainties--Certain Interlocking Relationships; Potential Conflicts of Interest."

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

         On June 30, 1997, a total of 161.58 Premium Preferred Units(TM)("Units") were sold to accredited investors in a private placement (the "Private Placement"). Such sale was made in reliance on the exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act. Each unit sold in the Private Placement consists of 1,000 shares of Premium Preferred Stock(TM), par value $0.001 per share, stated value $100.00 per share, and warrants to purchase 5,000 shares of the Company's common stock, par value $0.001 per share, at any time prior to the fifth anniversary of the final closing date. A total of $16,158,000 was raised. The net proceeds to the Company were $14,036,772. The respective conversion and exercise prices of the Series D Preferred Stock and the Class D Warrants is $0.94375 per share of common stock, subject to adjustment upon the occurrence of certain events. In connection with the Private Placement, the placement agent -- Paramount Capital, Inc. -- received cash commissions equal to 9% of the gross sales price and a non-accountable expense allowance equal to 4% of the gross sales price, and the placement agent received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has agreed to enter into a financial advisory agreement with the placement agent pursuant to which the financial advisor shall receive certain cash fees and has received warrants (the "Advisory

Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                          1997           1996          1995          1994           1993
                                          ----           ----          ----          ----           ----
                                                     (In thousands, except per share amounts)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:

Product sales                             $4,702          $4,925       $3,782         $3,574         $3,263
Gain on sale of technology                    --             373           --             --             --
Related party contract revenue               350           1,559        2,748          2,957             --
Collaborative research and
  development                                 50              --        1,125          3,142          4,733
                                         -------       ---------        -----          -----          -----
                                           5,102           6,857        7,655          9,673          7,996
                                           -----           -----        -----          -----          -----
Costs and expenses:
  Cost of products sold                    3,099           2,479        1,899          1,710          1,593
  Research and development                 5,387           6,777       13,103         15,835         12,117
  Charge for acquired in-process
    research and development                  --              --        4,762          1,850             --
  Selling, general and administrative      8,075           6,255        6,361          7,032          5,140
                                          ------          ------       ------         ------         ------
                                          16,561          15,511       26,125         26,427         18,850
                                          ------          ------       ------         ------         ------
Loss from operations                     (11,459)         (8,654)     (18,470)       (16,754)       (10,854)
Equity in net loss of joint venture       (1,193)         (2,712)      (6,913)        (7,425)        (5,310)
Other income, net                         (2,773)           (726)           17            731            646
                                        --------        --------       -------        -------        -------
Net loss                                $(15,425)       $(12,092)    $(25,366)      $(23,448)      $(15,518)
Dividends on Preferred Stock              (1,695)         (2,525)      (2,551)        (2,550)          (671)
Dividends imputed on preferred stock     (16,158)         (2,348)     $(1,000)             --             --
                                        --------         -------       ------       ---------     ----------
Net loss applicable to common shares    $(33,278)       $(16,965)    $(28,917)      $(25,998)      $(16,189)
                                        --------        --------     --------       ---------      ---------
Net loss per share (1)                  $ (7.52)        $ (5.69)     $(14.82)       $(19.00)       $(11.90)
                                        --------         -------     --------       --------        -------
Shares used in computing net
  loss per  share                          4,422           2,983        1,952          1,371          1,362
                                        --------        --------     --------       --------       --------
Deficiency of earnings to meet
  combined fixed charges and
  preferred stock dividends (2)         $(33,278)       $(16,965)    $(28,917)      $(25,998)      $(16,189)

                                                                    DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                            1997            1996         1995           1994           1993
                                            ----            ----         ----           ----           ----
                                                                  (In thousands)
CONSOLIDATED BALANCE
SHEET DATA:

Cash, cash equivalents and short-term
     investments                          $8,456            $532         $272        $11,103        $34,594
Working capital (deficit)                  5,807          (2,995)      (1,580)         5,597         30,524
Total assets                              15,754          11,169       15,631         23,808         45,486
Notes payable and capital lease
    obligations, less current portion         --             120        2,334          1,871          1,651
Total Stockholders' equity                 9,425           4,074        6,972         15,496         38,064


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

RESULTS OF OPERATIONS

        Operating revenues totaled $5.1 million in 1997 compared to $6.9 million in 1996 and $7.7 million in 1995. The decreases in revenues over this period is primarily attributable to decreases in revenues from Genta Jago for services provided to Genta Jago by the Company. These "Related party contract revenues" were $350,000 in 1997, $1.6 million in 1996, and $2.7 million in 1995. The expenses for which these revenues are received are recorded as Costs and Expenses in the same period such that the net effect on Genta's consolidated statements is zero (see below). It is anticipated that as the Company has reduced its resources and focused them on its development of its lead Anticode oligonucleotide, G3139, this trend will continue in that the Company will continue to minimize the services it provides to Genta Jago. It should be noted that at the same time, the Company is also reducing its commitment to provide funds to Genta Jago. The Company is currently in negotiations with Jagotec and its affiliates to reach an agreement under which the terms of the joint venture would be restructured. There can be no assurance that such negotiations will result in a mutually satisfactory agreement.

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

        Europa Bioproducts ("Europa"), JBL's European distributor, accounted for approximately 25% of product sales in 1997, 27% in 1996, and 21% in 1995. No other customer accounted for more than 10% of product sales in 1997. One other customer who accounted for less than 10% of product sales in 1997 accounted for approximately 16% of product sales during the year ended December 31, 1995. Individual customers' demands for JBL products generally fluctuates with the outcomes of clinical trials or the availability of funding. The Company believes that the loss of any material customer, if not replaced, could have an adverse effect on the Company.

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

        In total, the Company's costs and expenses increased by approximately $1.0 million in 1997 relative to 1996. The decreases in research and development expenses described above were partially offset by a $600,000 non-recurring charge in General and Administrative Expenses recorded in the third quarter of 1997 related to management's decision to abandon certain patents that management determined were no longer germane to the Company's mainstream business (see below). In addition, General & Administrative Expenses also increased as a result of increased legal expenses associated with successfully defending the litigation brought by certain of the Company's preferred stockholders challenging a $3.0 million investment made in February 1997, which litigation was resolved in the Company's favor in April 1997; increased accounting and legal expenses due to the Company's successful efforts to avoid a potential Nasdaq delisting and associated with the equity offerings consummated in 1997; and increased recruiting expenses. See "Legal Proceedings" and "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

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

        Services and capabilities that have not been retained within the Company are out-sourced through short-term contracts or from consultants. All preclinical biology and clinical trial work is now conducted through such collaborations with external scientists and clinicians. The Company anticipates that, if sufficient collaborative revenues and other funding are available, research and development expenses may increase in future years due to requirements for preclinical studies, clinical trials, the G3139 Anticode oligonucleotide program and increased regulatory costs. The Company will be required to assess the potential costs and benefits of developing its own Anticode(TM) oligonucleotide manufacturing, marketing and sales activities if and as such products are successfully developed and approved for marketing, as compared to establishing a corporate partner relationship.

        The Company's policy is to evaluate the appropriateness of carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to identify a material impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents; seek to out-license them; or abandon them. In 1997, as a result of such evaluation, the Company recorded charges to General & Administrative Expenses of $600,000 to account for the value of the abandoned patents no longer related to the research and development efforts of the Company.

        The Company's equity in net loss of joint venture (Genta Jago) totaled $1.2 million in 1997 compared to $2.7 million in 1996 and $6.9 million in 1995. The decrease in the Company's equity in net loss of joint venture during 1997 relative to 1996 is largely attributable to the fact that development efforts are now focused exclusively on GEOMATRIX-based products and a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties. The operating results of Genta Jago are based primarily on three factors. First, Genta Jago receives collaborative research and development revenue from third parties. Secondly, Genta Jago is billed by Jagotec and Genta for research and development costs associated with Genta Jago projects. Thirdly, there are general and administrative costs associated with the joint venture. Through May 1995, Genta Jago's development efforts were not strictly GEOMATRIX-based products. Genta Jago also had the right to develop six Anticode(TM) oligonucleotide products licensed from Genta. However, in 1995 the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX-based products. In connection with the return of the Anticode(TM) oligonucleotide technology license rights to Genta in May 1995, Genta Jago's note payable to Genta was credited with approximately $4.4 million in principal and $0.3 million in accrued interest. Genta Jago recorded the loan credit and related accrued interest as a gain on waiver of debt in exchange for return of license rights to related party. Furthermore, since Genta Jago was no longer responsible for developing Anticode(TM) oligonucleotide products, its future working capital requirements were reduced. The equity in net loss of joint venture is determined by reducing the loss per Genta Jago financials by Genta's 20% markup on internal costs for which the joint venture is billed plus the interest accrued on the working capital loans.

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

        Interest expense was $3,323,000 in 1997,  $886,000 in 1996, and $323,000
in 1995. In consideration of EITF D-60 which was issued by the SEC in March 1997, the Company recorded $666,667 in imputed interest on $2.0 million in 4% Convertible Debentures due August 1, 1997, that were originally issued in September 1996 and were converted at a 25% discount to market. The discount represents an effective interest rate of 38%. The charge has been included in Interest expense in 1996. The Company also recorded a $3.0 million charge to imputed interest in 1997 related to value associated with 6.4 million Bridge Warrants issued in connection with a $3.0 million debt issue in February 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $124.5 million through December 31, 1997, including net proceeds of $17.0 million raised during 1997. At December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $8.5 million compared to $532,000 at December 31, 1996. The increase in cash, cash equivalents and short-term investments during 1997 is largely attributable to proceeds from the Company's private placements, as described in Note 8 to the Company's consolidated financial statements.

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

        In connection with the Genta Jago joint venture formed in late 1992 and expanded in May 1995, the Company provides funding to Genta Jago pursuant to a working capital loan agreement that expires in October 1998. The loans are advanced up to a mutually agreed upon maximum commitment amount, which amount is established by Genta and Genta Jago not less than once each calendar quarter, if necessary, based upon the review and consideration by the parties of mutually-acceptable budgets, expense reports, forecasts and workplans for research and development of the products by Genta Jago. Genta is not required to fund amounts in excess of the agreed-upon commitment amount. Working capital loans consist of cash advances to Genta Jago from Genta and research expenses incurred by Genta on behalf of Genta Jago. Such working capital loans to Genta Jago are recorded by Genta as Loans receivable from joint venture and are
expensed  on  Genta's   books  as  funds  are  spent  by  Genta  Jago,   as  the
collectibility of such loans is no longer assured. In connection with Genta Jago's return of the Anticode(TM) oligonucleotide license rights to Genta in May 1995, the working capital loan payable by Genta Jago to Genta was credited with a principal reduction of approximately $4.4 million and reduction of interest thereon of approximately $0.3 million. As of December 31, 1997, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the aforementioned credit, which amount fully satisfied what the Company believes is the loan commitment established by the parties through December 31, 1997. Such loans bear interest at rates per annum ranging from 5.81% to 7.5%, and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago and specified cash balances are maintained by Genta Jago. There can be no assurance, however, that Genta Jago will obtain sufficient financial resources to repay such loans to Genta. Genta Jago repaid Genta $1 million in principal of its working capital loans, in November 1996, from license fee revenues. The amount of future loans by Genta to Genta Jago will depend upon several factors, including the amount of funding obtained by Genta Jago through collaborative arrangements, Genta's ability and willingness to provide loans, and the timing and cost of Genta Jago's preclinical studies, clinical trials and regulatory activities. The Company is currently in negotiations with Jagotec and its affiliates to reach an agreement under which the terms of the joint venture would be restructured. There can be no assurance that such negotiations will result in a mutually satisfactory agreement. See "MD&A--Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements."

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

        Terms of the Company's Series A Preferred Stock require the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $5 per share per annum in the third and fourth years. Dividends may be paid in cash or common stock or a combination thereof, at the Company's option. Dividends on the Series A Preferred Stock accrue on a daily basis (whether or not declared) and shall accumulate to the extent not paid on the annual dividend payment date following the dividend period for which they accrue. The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard. In September 1996, holders of 55,900 shares of Series A Preferred Stock redeemed such shares and related accrued and unpaid dividends for an aggregate of 242,350 shares of the Company's Common Stock. The effect on the financial statements of the redemptions was a reduction in Accrued dividends on preferred stock, a reduction in the Par value of convertible preferred stock, an increase in the Par value of Common Stock, and an increase in Additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed for, or converted into, the Company's Common Stock, the effect on the financial statements will be the same as that previously described. The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series A and Series D Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stock, for the development of its business. See "MD&A-- Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments."

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

Claims of Genta's Default Under Various Agreements.

        On May 7, 1997 Jago and Jagotec gave Genta Jago formal notices of its assertion that Genta Jago is in breach of the Restated GEOMATRIX(R) Services Agreement, the Restated GEOMATRIX(R) Research and Development Agreement and the Restated GEOMATRIX(R) License Agreement, stating that should the breach not be cured within the applicable cure period, Genta Jago would reserve the right to terminate the agreements in accordance with their terms. Each of these Agreements provides for a cure period of 30 days, except that if the default is not capable of being cured within this period and the defaulting party is diligently undertaking to cure such default as soon as commercially feasible thereafter under the circumstances, then the non-breaching party shall have no right to terminate the agreement. In addition each of these agreements contains a provision providing for the final resolution of any disputes, claims or controversies, whether before or after termination of the agreement, by arbitration in Paris, France. After the 30-day cure period expired, Jago did not take action purporting to terminate these agreements but did not rescind the notices of default. Jago, Jagotec and Jago Holding AG also gave formal notice of default under the Restated Joint Venture and Shareholders Agreement, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to Jago. The amount claimed by Jago to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. There is no specific cure period contained in the Restated Joint Venture and Shareholders Agreement but rather a provision providing for resolution of disputes, claims or controversies by arbitration in Paris, France. The Company recently met with Jago and is attempting to resolve the situation without resort to arbitration. While a termination of these agreements may have a material adverse effect on the Company, the Company intends to oppose vigorously Jago's position. Stating that it was without prejudice to Genta's position, Genta provided approximately $129,000 to Genta Jago for the payment by Genta Jago of all amounts claimed by Jago under the Restated GEOMATRIX(R) License Agreement and certain other amounts owed by Genta Jago to third parties (both included in Jago's notice of default). On May 15, 1997, Johns Hopkins sent Genta a letter stating that the Johns Hopkins Agreement was terminated. On November 26, 1997 the Ts'o/Miller Partnership sent Genta a letter claiming that Genta was in material breach of the Ts'o/Miller Agreement for failing to pay royalties from 1995 through 1997. This notice further advised that if the alleged breach were not cured within 90 days of the notice the license would be terminated. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. The Company is currently in the process of retaining Maryland counsel so that it can properly evaluate these lawsuit documents and respond. See "Business--Anticode(TM) Brand of Antisense Oligonucleotide
Programs--Oligonucleotide          Collaborative          and          Licensing
Agreements--Ts'o/Miller/Hopkins" and "Legal Proceedings." The French government agency L'Agence Nationale de Valorisation de la Recherche (ANVAR) asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. The Company is working with ANVAR to achieve a mutually satisfactory resolution; however, there can be no assurance that such a resolution will be obtained. See "Business--Genta Europe." LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others. See "Legal Proceedings." There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability. See "MD&A--Liquidity and Capital Resources."

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

        Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996 and 1997. Because of the decrease in value of the Company's stock, the ownership changes which occurred in 1996 and 1997 will have a material adverse impact on the Company's ability to utilize these carryforwards. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

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

Uncertainty of Clinical Trials and Results.

        The results of clinical trials and pre-clinical testing are subject to varying interpretations. Even if the development of the Company's or Genta Jago's respective products advances to the clinical stage, there can be no assurance that such products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company or Genta Jago may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's or Genta Jago's respective financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's or Genta Jago's respective businesses, financial conditions, prospects and results of operations. No assurance can be given that the Company or Genta Jago will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors. "See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

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

Volatility  of  Stock  Price;  Market  Overhang  from  Outstanding   Convertible
Securities and Warrants.

        The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-ten reverse stock split of its Common Stock. The stockholders also approved a reduction of the Company's authorized shares of Common Stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. As of June 1, 1998, the Company had 5,752,116 shares of Common Stock outstanding. The Company intends to seek stockholder approval of another reverse stock split at its next annual stockholders' meeting. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

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

Certain Interlocking Relationships; Potential Conflicts of Interest.

        The Aries Funds have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D., and Andrew J. Stein as nominees to the Board of Directors. Such persons were elected as Directors of the Company. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding Common Stock. See "MD&A--Certain Trends and Uncertainties--Concentration of Ownership and Control" below. In addition to the Aries Funds' investments in the Company that are disclosed in "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," above, the Aries Funds also engaged in the following transactions: the Aries Funds purchased an aggregate of 10,000 shares of Series D Preferred Stock and 50,000 Class D Warrants in the Private Placement; on December 2, 1997, the Aries Funds purchased an aggregate of 54,000 shares of Series A Preferred Stock; on December 29, 1997, warrants to purchase an aggregate of 1,000 shares of Series D Preferred Stock and 5,000 Class D Warrants were allocated to the Aries Funds by Paramount Capital, Inc., which warrants were received in connection with the Private Placement; and on December 31, 1997, the Aries Funds converted the outstanding principal of, and interest on, their respective Senior Secured Convertible Bridge Notes of the Company into an aggregate of 52,415 shares of Series D Preferred Stock. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President of Paramount Capital, Inc. and of Paramount Capital Investments LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

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

Effect of Certain Anti-Takeover Provisions.

        The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of the By-laws and the amendment of any of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. The Company's By-laws currently provide that meetings of the stockholders may only be called by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. At its next annual stockholders' meeting the Company intends to seek stockholder approval of an amendment to its Restated Certificate of Incorporation that would have the effect of eliminating the requirement that stockholder action be taken at a meeting. Additionally, the Company has contractual obligations to certain of its security holders that may impair potential takeovers. See "MD&A--Certain Trends and Uncertainties--Certain Interlocking Relationships; Potential Conflicts of Interest." Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of Common Stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the $3 million private placement in February 1997 and the Private Placement in June 1997. Additionally, pursuant to the Company's Restated Certificate of Incorporation, if any "person" or "Group" (as defined), together with any affiliates thereof, becomes the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions), then a Fundamental Change (as defined) would occur and the Company would be obligated to redeem the Series A and Series D Preferred Stocks. See "MD&A--Certain Trends and Uncertainties--Fundamental Change." This Fundamental Change provision is a further disincentive for any person attempting to acquire 60% or more of the total voting power of the Company's Voting Shares.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               Genta Incorporated

                      Index to Financial Statements Covered
                       by Reports of Independent Auditors

GENTA INCORPORATED

Report of Ernst & Young LLP, Independent Auditors.............................50

Consolidated Balance Sheets at December 31, 1996 and 1997.....................51

Consolidated Statements of Operations for the years ended
December 31, 1995, 1996 and 1997..............................................52

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1995, 1996 and 1997..........................53

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1996 and 1997..............................................59

Notes to Consolidated Financial Statements....................................60

GENTA JAGO TECHNOLOGIES B.V. (A DEVELOPMENT STAGE COMPANY)

Report of Ernst & Young LLP, Independent Auditors.............................79

Balance Sheets at December 31, 1996 and 1997..................................80

Statements of Operations for the years ended December 31, 1995,
1996 and 1997 and for the period December 15, 1992 (inception)
through December 31, 1997.....................................................81

Statement of Stockholders' Equity (Net Capital Deficiency)
for the Period December 15, 1992 (inception) through
December 31, 1997.............................................................82

Statements of Cash Flows for the years ended December 31, 1995,
1996 and 1997 and for the period December 15, 1992 (inception)
through December 15, 1997.....................................................83

Notes to Financial Statements.................................................84

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


                                        /s/ ERNST AND YOUNG LLP

San Diego, California
June 18, 1998


                                      Genta Incorporated
                                  Consolidated Balance Sheets

                                                                   DECEMBER 31,
                                                         -----------------------------
                                                              1996           1997
                                                         -----------------------------
Assets                                                     (restated)
Current assets:
  Cash and cash equivalents                              $     532,013  $  1,202,668
  Short-term investments, available-for-sale                         -     7,253,756
  Trade accounts receivable                                    602,696       431,046
  Notes receivable from officers and employees                  62,000             -
  Inventories                                                  992,243       826,008
  Other current assets                                         185,164       218,513
                                                         -----------------------------
Total current assets                                         2,374,116     9,931,991

Property and equipment, net                                  3,634,281     1,718,150
Intangibles, net                                             4,022,242     3,390,032
Deposits and other assets                                    1,138,745       713,730
                                                         -----------------------------
Total assets                                             $  11,169,384  $ 15,753,903
                                                         =============================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                       $     780,650  $    849,108
  Payable to research institution                              700,871       635,661
  Accrued payroll                                              782,280       548,295
  Other accrued expenses                                     1,229,845       992,660
  Deferred revenue                                             193,121       198,570
  Short-term notes payable                                     350,000             -
  Current portion of notes payable and capital
     lease obligatiions                                      1,332,304       900,558
                                                         -----------------------------
Total current liabilities                                    5,369,071     4,124,852

Notes payable and capital lease obligations,
     less current portion                                      119,578             -
Deficit in joint venture                                     1,606,503     2,204,053

Stockholders' equity:
  Preferred stock; 5,000,000 shares authorized,
   convertible preferred shares outstanding:
     Series A convertible  preferred  stock,
        $.001 par value; 528,100 and 456,600
        shares issued and outstanding at December 31,
        1996 and 1997, respectively; liquidation value
        is $27,396,000 at December 31, 1997                        528           457
     Series C convertible preferred stock, $.001 par
        value; 1,424 and no shares issued and outstanding
        at December 31, 1996 and 1997, respectively                  1             -
     Series D convertible preferred stock, $.001
        par value; $100 stated value, no shares and
        226,995 shares issued and outstanding at
        December 31, 1996 and 1997, respectively;
        liquidation value is $31,779,300 at
        December 31, 1997                                            -           227
  Common stock, $.001 par value; 70,000,000 shares
      authorized; 3,999,368 and 5,712,363 shares
      issued and outstanding at December 31, 1996
      and 1997, respectively                                     3,999         5,712
  Additional paid-in capital                               109,490,222   129,320,493
  Accumulated deficit                                     (109,042,074) (124,467,891)
  Accrued dividends payable                                  3,671,532     4,566,000
  Notes receivable from stockholders                           (49,976)            -
                                                         -----------------------------
Total stockholders' equity                                     4,074,232     9,424,998
                                                           -----------------------------
Total liabilities and stockholders' equity                 $  11,169,384  $ 15,753,903
                                                           =============================
See accompanying notes.


                                      Genta Incorporated

                             Consolidated Statements of Operations


                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                     1995           1996            1997
                                               -----------------------------------------------
Revenues:                                         (restated)     (restated)

     Product sales                                $   3,781,983  $   4,924,694    $  4,701,649
     Gain on sale of technology                              --        373,261              --
     Contract revenue from Genta Jago                 2,747,678      1,558,962         350,097
     Collaborative research and
        development                                   1,125,000             --          50,000
                                                      ---------   ------------          ------
                                                      7,654,661      6,856,917       5,101,746
Costs and expenses:
     Cost of products sold                            1,899,216      2,479,337       3,099,078
     Research and development                        13,102,821      6,777,043       5,387,095
     Charge for acquired in-process
        research and development                      4,762,000             --              --
     Selling, general and administrative              6,360,402      6,254,366       8,075,229
                                                      ---------     ----------       ---------
                                                     26,124,439     15,510,746      16,561,402
                                                     ----------     ----------      ----------

Loss from operations                                (18,469,778)    (8,653,829)    (11,459,656)
Equity in net loss of joint venture                  (6,913,180)    (2,712,183)     (1,193,321)

Other income (expense):
     Interest income                                    348,470        159,165         550,195
     Interest expense                                  (331,226)      (885,602)     (3,323,035)
                                                      --------       --------      ----------
Net loss                                            (25,365,714)   (12,092,449)    (15,425,817)
Dividends accrued on preferred stock                 (2,551,726)    (2,524,701)     (1,694,677)
Dividends imputed on preferred stock                 (1,000,000)    (2,348,000)    (16,158,000)
                                                    -----------    ----------     -----------
Net loss applicable to common shares              $ (28,917,440)  $(16,965,150)   $(33,278,494)
                                               ===============================================
Net loss per share (basic and diluted)            $      (14.82)  $      (5.69)   $      (7.52)
                                               ===============================================
Shares used in computing net loss per
     share                                            1,951,862      2,983,449       4,422,409
                                               ===============================================

See accompanying notes.


                                      Genta Incorporated

                        Consolidated Statements of Stockholders' Equity


                                                   CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK
                                               -------------------    --------------------
                                                SHARES    AMOUNT       SHARES      AMOUNT
                                               -------------------    --------------------
Balance at December 31, 1994                    600,000     $   600    1,387,731  $ 1,387
  Issuance of common stock                            -           -      573,441      573
  Issuance of common stock upon conversion
    of promissory notes                               -           -      177,790      178
  Issuance of common stock for acquired
    in-process research and development               -           -      124,000      124
  Issuance of Series B convertible preferred
    stock                                         3,000           3            -        -
  Issuance of warrants to purchase common
    stock                                             -           -            -        -
  Issuance of common stock on exercise of
    options                                           -           -          732        1
  Issuance of common stock as dividend on
    preferred stock                                   -           -      132,863      133
  Dividends accrued on preferred stock                -           -            -        -
  Repayment of notes receivable from
    stockholders                                      -           -            -        -
  Amortization of deferred compensation               -           -            -        -
  Net loss                                            -           -            -        -
                                               -------------------------------------------
Balance at December 31, 1995                    603,000         603    2,396,557    2,396
  Issuance of Series C convertible preferred      6,000           6            -        -
    stock
  Issuance of Series C convertible preferred
    stock upon conversion of promissory notes     1,044           1            -        -
  Issuance of common stock upon conversion of
    Series A convertible preferred stock and
    related accrued dividends                   (71,900)        (72)     255,446      255
  Issuance of common stock upon conversion of
    Series B convertible preferred stock and
    related accrued dividends                    (3,000)        (3)      226,943      227



                                      Genta Incorporated

          Consolidated Statements of Stockholder's Equity (Continued)



                                                                            ACCRUED
                                                ADDITIONAL                 DIVIDENDS     NOTES RECEIVABLE                TOTAL
                                                  PAID-IN    ACCUMULATED   PAYABLE IN         FROM        DEFERRED    STOCKHOLDERS'
                                                  CAPITAL      DEFICIT    COMMON STOCK    STOCKHOLDERS   COMPENSATION    EQUITY
                                                ----------------------------------------------------------------------------------
Balance at December 31, 1994                   $85,797,104  $(71,583,911) $   1,420,862      $ (74,726)   $ (64,836)  $15,496,480
    Issuance of common stock                     9,164,704             -             -               -            -     9,165,277
    Issuance of common stock upon conversion
      of promissory notes                        3,022,260             -             -               -            -     3,022,438
    Issuance of common stock for acquired
      in-process research and development        1,611,876             -             -               -            -     1,612,000
    Issuance of Series B convertible
      preferred stock                            2,774,897             -             -               -            -     2,774,900
    Issuance of warrants to purchase common
      stock                                        173,118             -             -               -            -       173,118
    Issuance of common stock on exercise of
      options                                        3,661             -             -               -            -         3,662
    Issuance of common stock as dividend on
      preferred stock                            2,399,779             -    (2,400,000)              -            -           (88)
    Dividends accrued on preferred stock        (2,551,726)            -     2,551,726               -            -             -
    Repayment of notes receivable from
      stockholders                                       -             -             -          24,750            -        24,750
    Amortization of deferred compensation                -             -             -               -       64,836        64,836
    Net loss                                             -   (25,365,714)            -               -            -   (25,365,714)
                                                ----------------------------------------------------------------------------------

Balance at December 31, 1995                   102,396,673   (96,949,625)    1,572,588         (49,976)           -     6,971,659
    Issuance of Series C convertible
      preferred stock                            5,492,633             -             -               -            -     5,492,639
    Issuance of Series C convertible preferred
      stock upon conversion of promissory notes  1,044,000             -             -               -            -     1,044,001
    Issuance of common stock upon conversion of
      Series A convertible preferred stock and
      related accrued dividends                    326,838             -      (327,021)              -            -             -
    Issuance of common stock upon conversion of
      Series B convertible preferred stock and
      related accrued dividends                     33,783             -       (34,007)              -            -             -



                                      Genta Incorporated

          Consolidated Statements of Stockholders' Equity (Continued)



                                               CONVERTIBLE
                                             PREFERRED STOCK         COMMON STOCK
                                            ------------------    -------------------
                                              SHARES   AMOUNT       SHARES    AMOUNT
                                            ------------------    -------------------
    Issuance of common stock upon
      conversion of Series C convertible
      preferred stock and related accrued
      dividends                              (5,620)     (6)       524,749       525
    Issuance of common stock upon
      conversion of convertible debentures        -       -        587,790       588
    Issuance of warrants to purchase
      common stock for patent legal services      -       -              -         -
    Issuance of common stock on exercise of
      options                                     -       -          7,882         8
    Dividends accrued on preferred stock          -       -              -         -
    Interest imputed on convertible
      debentures                                  -       -              -         -
    Net loss                                      -       -              -         -
                                            -----------------------------------------

Balance at December 31, 1996                529,524     529      3,999,367     3,999
    Issuance of common stock                      -       -         38,400        38
    Retirement of common stock in exchange
      for forgiveness of note receivable          -       -         (1,250)       (1)
    Issuance of common stock upon
      conversion of Series A convertible
      preferred stock and related accrued
      dividends                             (71,500)    (71)       518,742       519
    Issuance of common stock upon
      conversion of Series C convertible
      preferred stock and related accrued
      dividends                              (1,424)     (1)       952,841       953
    Issuance of common stock upon
      conversion of convertible debentures        -       -        204,263       204
    Issuance of Series D convertible
      preferred stock                       161,580     162              -         -


                               Genta Incorporated

                                                                            STOCKHOLDERS' EQUITY
                                             -----------------------------------------------------------------------------------
                                                                           ACCRUED
                                              ADDITIONAL                 DIVIDENDS     NOTES RECEIVABLE                 TOTAL
                                               PAID-IN     ACCUMULATED    PAYABLE IN      FROM         DEFERRED      STOCKHOLDERS'
                                               CAPITAL       DEFICIT   COMMON STOCK    STOCKHOLDERS    COMPENSATION    EQUITY
                                             -----------------------------------------------------------------------------------
    Issuance of common stock upon
      conversion of Series C convertible
      preferred stock and related accrued
      dividends                                  64,210             -       (64,729)             -             -             -
    Issuance of common stock upon
      conversion of convertible debentures    1,598,011             -             -              -             -     1,598,599
    Issuance of warrants to purchase
      common stock for patent legal services    221,543             -             -              -             -       221,543
    Issuance of common stock on exercise of
      options                                   171,565             -             -              -             -       171,573
    Dividends accrued on preferred stock     (2,524,701)            -     2,524,701              -             -             -
    Interest imputed on convertible
      debentures                                666,667             -             -              -             -       666,667
    Net loss                                          -   (12,092,449)            -              -                 (12,092,449)
                                             -----------------------------------------------------------------------------------

Balance at December 31, 1996                109,490,222  (109,042,074)    3,671,532        (49,976)            -     4,074,232
    Issuance of common stock                     42,000             -             -              -             -        42,038
    Retirement of common stock in exchange
      for forgiveness of note receivable              -             -             -         49,976             -        49,975
    Issuance of common stock upon
      conversion of Series A convertible
      preferred stock and related accrued
      dividends                                 714,552             -      (715,000)             -             -             -
    Issuance of common stock upon
      conversion of Series C convertible
      preferred stock and related accrued
      dividends                                  84,257             -       (85,209)             -             -             -
    Issuance of common stock upon
      conversion of convertible debentures      358,355             -             -              -             -       358,559
    Issuance of Series D convertible
      preferred stock                        13,957,100             -             -              -             -    13,957,262


                               Genta Incorporated

                 Consolidated Statements of Stockholders' Equity (Continued)



                                                   CONVERTIBLE
                                                 PREFERRED STOCK         COMMON STOCK
                                               -------------------    ------------------
                                               SHARES    AMOUNT       SHARES   AMOUNT
                                               -------------------    ------------------
    Issuance of Series D convertible
      preferred  stock upon conversion
      of senior secured convertible bridge
      notes and accrued interest               65,415          65          -          -
    Dividends accrued on preferred stock            -           -          -          -
    Issuance of warrants to purchase common
      stock in connection with line of credit       -           -          -          -
    Interest imputed on convertible
      debentures                                    -           -          -          -
    Net loss                                        -           -          -          -
                                               -----------------------------------------
Balance at December 31, 1997                  683,595        $684     5,712,363  $5,712
                                               =========================================




                               Genta Incorporated

                Consolidated Statements Of Stockholders' Equity (Continued)




                                                                     ACCRUED
                                       ADDITIONAL                  DIVIDENDS     NOTES RECEIVABLE                     TOTAL
                                        PAID-IN      ACCUMULATED    PAYABLE IN        FROM           DEFERRED      STOCKHOLDERS'
                                        CAPITAL        DEFICIT     COMMON STOCK    STOCKHOLDERS     COMPENSATION       EQUITY
                                      -----------------------------------------------------------------------------------------
    Issuance of Series D convertible
      preferred  stock upon
      conversion of senior
      secured convertible bridge
      notes and accrued interest         3,270,684               -             -                -              -       3,270,749
    Dividends accrued on preferred
      stock                             (1,694,677)              -     1,694,677                -              -               -
    Issuance of warrants to purchase
      common stock in connection with
      line of credit                        98,000               -             -                -              -          98,000
    Interest imputed on convertible
      debentures                         3,000,000               -             -                -              -       3,000,000
    Net loss                                     -     (15,425,817)            -                -              -     (15,425,817)
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1997          $129,320,493   $(124,467,891)   $4,566,000      $         -   $          -      $9,424,998
                                      =========================================================================================

See accompanying notes.


                               Genta Incorporated

                      Consolidated Statements of Cash Flows

                                                     YEARS ENDED DECEMBER 31,
                                            -------------------------------------------
                                                 1995          1996          1997
                                            -------------------------------------------
                                              (restated)    (restated)
OPERATING ACTIVITIES
Net loss                                     $(25,365,714) $(12,092,449) $(15,425,817)
Items reflected in net loss not
     requiring cash:
  Depreciation and amortization                 1,761,530     1,518,142     1,022,432
  Equity in net loss of joint venture           6,913,180     2,712,183     1,193,321
  Loss on disposal of fixed assets                      -             -     1,130,809
  Loss on abandonment of patents                        -             -       600,000
  Interest accrued on convertible notes
     and debentures                                     -             -       279,308
  Fair value of warrants issued in
     connection with line of credit                     -            -         98,000
  Forgiveness of shareholder note                       -             -        49,976
  Fair value of common stock issued for
     severance and services                             -             -        42,038
  Charge for acquired in-process research
     and development and other                  3,807,556             -             -
  Interest imputed on convertible debentures            -       666,667     3,000,000
  Changes in operating assets and
      liabilities:
    Accounts and notes receivable                 294,012       168,600       233,650
    Inventories                                   106,909      (289,599)      166,235
    Other current assets                          366,790       (33,241)      (33,349)
    Accounts payable, accrued expenses
      and other                                   467,738      (803,347)     (467,922)
    Deferred revenue                             (976,468)       44,589         5,449
                                            -------------------------------------------
Net cash used in operating activities         (12,624,467)   (8,108,455)   (8,105,870)

INVESTING ACTIVITIES
 Purchase of short-term investments                     -    (1,497,775)   (9,763,493)
 Maturities of short-term investments           3,843,685     1,497,775     2,509,737
 Purchase of property and equipment              (778,964)     (115,922)      (34,246)
 Proceeds from sale of property and
     equipment                                          -             -        70,691
 Loans receivable from joint venture           (7,722,255)     (846,784)     (595,771)
 Deposits and other                            (2,021,908)      642,654       (67,331)
                                            -------------------------------------------
Net cash used in investing activities          (6,679,442)     (320,052)   (7,880,413)

FINANCING ACTIVITIES
Proceeds from notes payable                     4,877,471     2,176,500     3,000,000
 Repayment of notes payable and capital
     leases                                    (1,743,728)   (1,948,438)     (300,324)
 Proceeds from issuance of preferred stock,
     net                                                -     8,267,539    13,957,262
 Proceeds from issuance of common stock,
     net                                        9,168,939       171,573             -
 Other                                             13,762        21,591             -
                                            -------------------------------------------
Net cash provided by financing activities      12,316,444     8,688,765    16,656,938
                                            -------------------------------------------
Increase (decrease) in cash and cash
     equivalents                               (6,987,465)      260,258       670,655
Cash and cash equivalents at beginning
     of year                                    7,259,220       271,755       532,013
                                            -------------------------------------------
Cash and cash equivalents at end of year        $ 271,755    $  532,013   $ 1,202,668
                                            ===========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
Interest paid                                   $ 298,432    $  225,186   $    33,914
                                            ===========================================
SUPPLEMENTAL DISCLOSURE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations entered into
     for equipment                                622,746             -             -
Preferred stock dividend accrued                2,551,726     2,524,701     1,694,677
Dividends imputed on preferred stock            1,000,000     2,348,000    16,158,000
Common stock issued in payment of
     dividends on preferred stock               2,399,912       425,757       800,209
Preferred stock issued upon conversion
     of notes payable and accrued interest             -     1,044,001              -
Preferred stock issued for receivable           2,774,900             -             -
Common stock issued upon conversion
     of notes and convertible debentures
     and accrued interest                       3,022,438     1,598,599       358,559
Exchange of deposits for purchase of
     equipment                                          -     1,200,000       251,000
Preferred stock issued upon conversion
     of short-term notes payable and                    -             -     3,270,749
     accrued interest

                            See accompanying notes.

                                      Genta Incorporated

                          Notes to Consolidated Financial Statements

                                       December 31, 1997


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization and Business

        Genta Incorporated ("Genta" or the "Company") is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. The Company owns 50% of a drug delivery system joint venture with Jagotec AG ("Jagotec") and Genta Jago Technologies B.V. ("Genta Jago") established to develop oral controlled-release drugs. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company also manufactures and markets specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL").

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

        As disclosed in Note 8 to the financial statements, the Company restated its operating results for 1996 to include the effects of recording imputed non-cash interest costs totaling $666,667 and imputed non-cash dividends on preferred stock totaling $2,348,000 not previously recorded in operating results for 1996. The Company also restated its operating results for 1995 to include the effect of recording imputed non-cash dividends on preferred stock totaling $1,000,000 not previously recorded in operating results for 1995. This had the effect of increasing net loss applicable to common shareholders by $3,014,667 and $1,000,000 in 1996 and 1995, respectively, and increasing net loss per share (basic and diluted) by $(1.01) and $(0.51) in 1996 and 1995, respectively.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, JBL and Genta Pharmaceuticals Europe, S.A., the Company's European subsidiary based in Marseilles, France. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                  Genta Incorporated

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

                                  Genta Incorporated

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

        Intangible Assets

        Intangible assets, consisting primarily of capitalized patent costs and purchased proprietary technology, are amortized using the straight line basis over a term of 5 years for issued patents, 14 years for purchased proprietary technology and 5-7 years for organizational and other amortizable costs. The Company's policy is to evaluate the appropriateness of the carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company evaluates, each financial reporting period, the continuing value of patents and patent applications. Through this evaluation, the Company may elect to continue to maintain these patents; seek to out-license them; or abandon them. In 1997, as a result of such evaluation, the Company recorded charges to General & Administrative Expenses of $600,000 for specific capitalized patents no longer related to the research and development efforts of the Company.

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

                                  Genta Incorporated

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

        Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss has been materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company does not believe adoption of SFAS No. 131 will have a material impact on the Company's financial statements.

        Reclassification

        Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  INVENTORIES

        Inventories are comprised of the following:

                                                        DECEMBER 31,
                                                   1996             1997
                                            -----------------------------------

Raw materials and supplies..................    $342,875         $329,691
Work-in-process.............................     272,259          141,120
Finished goods..............................     377,109          355,197
                                            -----------------------------------
                                                $992,243         $826,008
                                            ===================================

                                  Genta Incorporated

                Notes to Consolidated Financial Statements (continued)


3.  PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following:

                                                        DECEMBER 31,
                                                   1996             1997
                                            -----------------------------------
Equipment ..................................     $4,093,563      $3,923,653
Leasehold improvements......................      1,128,520         724,456
Furniture and fixtures......................        105,318          59,739
Construction in progress....................        624,167              --
                                            -----------------------------------
                                                  5,951,568       4,707,848
Less accumulated depreciation and
   amortization ............................     (2,317,287)     (2,989,698)
                                            -----------------------------------
                                                 $3,634,281      $1,718,150
                                            ===================================

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

5.  GENTA JAGO JOINT VENTURE

        In 1992, Genta and Jagotec determined to enter into a joint venture (Genta Jago). The Company's purpose in establishing Genta Jago was to develop products using a limited-scope license to Jagotec's GEOMATRIX technology in the hopes of producing shorter-term earnings than were expected from the Company's Anticode(TM) antisense programs. Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec and its affiliates in 1992 as consideration for its interest in Genta Jago, to induce Jagotec to license to Genta Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (the "Initial License") and to license to Genta Jagotec's GEOMATRIX technology for use in Genta's Anticode(TM) oligonucleotide development programs. The $7.2 million fair value assigned to the 120,000 unregistered common shares issued to Jagotec by Genta for the GEOMATRIX license represented a 33% discount from the trading market price of registered shares on the date of formation of the joint venture (December 15, 1992) and was expensed as acquired in-process research and development in 1992 on Genta's books. The Common Stock issued by Genta was unregistered and therefore was recorded at a discount to the then-current trading value of registered shares. The $4.0 million in cash paid to Genta Jago by Genta was recorded on Genta's books as investment in joint venture. The shares of Common Stock issued to Jagotec were valued at their fair market value at the date of issuance and were expensed as Acquired in-process research and development, as there were no alternative future uses for the acquired technology, and realization of ultimate profits from the acquired

                               Genta Incorporated
technology was not assured. Since Genta had no carrying value assigned to the technology Genta contributed technologies to Genta Jago, there was no accounting for such capital contribution. Since its $4 million cash investment in Genta Jago was paid to the joint venture to cover initial funding of development, Genta initially carried it as an Investment in joint venture on its balance sheet.

        In 1994, separate from the original 1992 joint venture agreement, Genta and Jagotec began negotiations to expand Genta Jago to include the GEOMATRIX technology as applied to 35 additional products (the "Additional License"). In 1994, Jagotec granted Genta, for $1.85 million, an option (the "Expansion Option"), exercisable solely at Genta's discretion through April 30, 1995, to expand the joint venture by requiring Jagotec to contribute rights under the Additional License at what the parties believed was a substantial discount to its actual fair value. The $1.85 million was considered by Genta to be a partial cost of acquiring the Additional License, and, since it was not refundable under any circumstances and there was no assurance of future recoverability of the $1.85 million (i.e. recoverability was dependent upon Genta Jago achieving profitability), Genta expensed such payment in 1994 as Acquired in-process research and development. An additional $2.0 million (the "Deposit") was deposited with Jagotec in 1994, but would only be retained by Jagotec, as partial payment of the exercise price for the Expansion Option, if Genta actually exercised the Expansion Option. If such Expansion Option was not exercised, the $2.0 million Deposit would be transferred to Genta Jago in the form of working capital loans payable by Genta Jago to Genta. Accordingly, at December 31, 1994, the $2.0 million Deposit was recorded on Genta's books as a loan receivable from joint venture, and would remain so until its ultimate use was identified.

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

        The Company provides funding to Genta Jago pursuant to a working capital loan agreement which expires in October 1998. See "MD&A--Liquidity and Capital Resources." These advances were structured as working capital loans, to give Genta the protections of a debt holder with respect to such amounts and to maintain Genta's and Jagotec's respective equity ownership in Genta Jago at a 50/50 ratio. As of December 31, 1997, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and $4.4 million in forgiven principal and $0.3 million in forgiven interest accrued thereon

                               Genta Incorporated

Such loans bear interest at rates per annum ranging from 5.81% to 7.5%, and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago and specified cash balances are maintained by Genta Jago. There can be no assurance, however, that Genta Jago will obtain the necessary financial resources to repay such loans to Genta. The Company has recorded all of the net losses incurred by Genta Jago as a reduction of the Company's investment in joint venture or loans receivable from joint venture. Genta initially carried the advances as "loans receivable from joint venture" until Genta Jago actually spend the funds, since Genta believed it had the legal right to recover any unexpended funds as a debt-holder. However, as the funds were spent by Genta Jago, Genta was no longer assured of the collectibility of such loans, so the carrying value was reduced accordingly as the offset to Genta's recognition of its equity in the net loss of Genta Jago. Therefore, at all times Genta's recorded asset "loans receivable from joint venture" never exceeded the amount of Genta Jago's unexpended cash. Genta did not believe it was appropriate to carry its investment in or loans receivable from Genta Jago at any amount in excess of Genta Jago's cash, as there was no assurance of recoverability of such additional amounts. Accordingly, Genta recognized 100% of the losses of Genta Jago.

        The Company is currently in negotiations with Jagotec and its affiliates to reach an agreement under which the terms of the joint venture would be restructured and future funding levels could be determined. There can be no assurance that such negotiations will result in a mutually satisfactory agreement.

        In 1995, Genta Jago returned certain Anticode(TM) technology to Genta in exchange for Genta's forgiveness of $4.4 million of principal and $0.3 million of interest outstanding under existing working capital loans to Genta Jago. This amount was determined by an arm's length negotiation between Genta, Jagotec and Genta Jago and was based on the amount actually expended by Genta Jago for research and development related to such Anticode(TM) oligonucleotide technology from the time Genta Jago originally acquired the relevant technology in 1992 through the date of return in 1995. This forgiveness had no impact on Genta's financial statements, as Genta had already expensed Genta Jago's expenditures of such cash, and had no carrying value for the loans at the time of the forgiveness. The forgiveness was treated by Genta Jago as a gain on the waiver of debt because this reflected the legal form of the transaction.

        Under terms of the joint venture, Genta Jago has contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services totaled $2.7 million, $1.6 million and $350,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Terms of the arrangement also grant the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 31, 1998 through December 31, 2000. See "Business--Genta Jago."

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

                               Genta Incorporated

       Condensed financial information for Genta Jago Technologies B.V. is set forth below.

                                                           DECEMBER 31,
                                                    1996                1997
                                            -----------------------------------------
Balance Sheet Data:
  Receivables under collaboration
    agreements..............................      $   904,000         $ 1,400,000
  Other current assets......................          142,000              31,000
                                            -----------------------------------------
  Total current assets......................        1,046,000           1,431,000
  Other assets..............................           11,000               4,000
                                            -----------------------------------------
                                                  $ 1,057,000         $ 1,435,000
                                            =========================================

  Current liabilities.......................      $ 3,053,000         $ 5,213,000
  Notes payable to Genta Incorporated.......       15,287,000          15,837,000
  Net capital deficiency....................      (17,283,000)        (19,615,000)
                                            =========================================
                                                  $ 1,057,000         $ 1,435,000
                                            =========================================



                                                          YEAR ENDED DECEMBER 31,
                                                      1995           1996            1997
                                                -------------------------------------------------
Statements of Operations Data:
  Collaborative research and
    development revenues                        $  2,968,000   $  5,477,000     $ 3,634,000
  Costs and expenses......................        10,336,000      8,453,000       4,791,000
                                                -------------------------------------------------
  Loss from operations....................        (7,368,000)    (2,976,000)     (1,157,000)
  Gain on waiver of debt in exchange for
    return of license rights to Genta              4,703,000             --             --
  Interest expense........................          (746,000)      (956,000)     (1,175,000)
                                                -------------------------------------------------
  Net loss................................      $ (3,411,000)  $ (3,932,000)    $(2,332,000)
                                                =================================================

                                  Genta Incorporated

                Notes to Consolidated Financial Statements (continued)


6.  INTANGIBLES

Intangibles consist of the following:

                                                            DECEMBER 31,
                                                     1996                1997
                                            ------------------------------------------
  Purchased proprietary technology..........    $  1,747,082        $  1,747,082
  Patent and patent applications............       2,964,193           2,605,539
  Organizational and other amortizable
     costs..................................         414,521             414,521
                                            ------------------------------------------
                                                   5,125,796           4,767,142
  Less accumulated amortization.............      (1,103,554)         (1,377,110)
                                            ------------------------------------------
                                                $  4,022,242        $  3,390,032
                                            ==========================================

7.  NOTES PAYABLE AND LEASES

Notes payable consist of the following:

                                                          DECEMBER 31,
                                                     1996                1997
                                            ------------------------------------------

Note payable with interest at 12.63%,
due in monthly installments of $22,407,
secured  by  equipment;  extinguished
in 1997 through monthly payments and
application of $251,000 security deposit
to remaining principal balance..............     $      328,367         $          --

Research  financing  obligation payable to a
French  governmental  agency,   non-interest
bearing, maturing through 2002..............          1,040,462               897,627

Other.......................................              7,435                 2,931
                                            ------------------------------------------
                                                      1,376,264               900,558
Less current portion........................         (1,287,338)             (900,558)
                                            ------------------------------------------
                                                 $       88,926         $          --
                                            ==========================================


                                  Genta Incorporated

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe") received approximately $1,100,000 of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. Accordingly, the Company has included the ANVAR note payable in the current portion of notes payable in the balance sheet. The Company is working with ANVAR to achieve a mutually satisfactory resolution; however, there can be no assurance that such a resolution will be obtained. Contractual principal maturities of notes payable for the years 1998 through 2002 are $86,000, $133,000, $166,000, $332,000 and
$184,000, respectively.

        The Company leases its facilities under operating leases that generally provide for annual cost of living related increases. The JBL facilities are leased from its prior owners, who include a director, an executive officer and other stockholders of the Company. Minimum future obligations under operating leases at December 31, 1997 are as follows:

                                               Operating Leases
                                        -------------------------------
                                         Related parties    Others
                                        --------------------------------
1998....................................    $ 408,000        $131,000
1999....................................      429,000          99,000
2000....................................      188,000          99,000
2001....................................           --          99,000
2002....................................           --          99,000
Thereafter..............................           --          99,000
                                        --------------------------------
Total future minimum less payments        $ 1,025,000       $ 626,000
                                        ================================

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

        Preferred Stock

        In June 1997, the Company raised gross proceeds of approximately $16.2 million (approximately $14 million net of placement costs) through the private placement of 161.58 Premium Preferred Units(TM). Each unit sold in the private placement consists of (i) 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock"), and (ii) warrants to purchase 5,000 shares of the Company's common stock, (the "Class D Warrants") at any time prior to the fifth anniversary of the final closing (the "Class D Warrants"). The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at an initial conversion price of $0.94375 per share (subject to antidilution adjustment). In addition, the holders of the Series D Preferred Stock sold in the Private Placement are entitled to a liquidation preference aggregating $31,779,300. Due to the increase in value associated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock, the Company has accounted for such increase by charging $16,158,000 to dividends imputed on preferred stock.

        In February 1997, the Company raised gross proceeds of $3 million in a private placement of units consisting of (i) Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bore interest at a stated rate of 12% (see Warrants) per annum and matured on December 31, 1997, as extended, and (ii) warrants to purchase an aggregate of approximately 6.4 million shares of common stock. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest were converted into 52,415 shares of Series D Preferred Stock. Since it is unclear that the bridge notes had any value as indebtedness, all of the $3.0 million proceeds were allocated to the warrants. In addition, interest expense of $3.0 million plus interest at the stated rate of 12% on the notes was recorded during the period the notes were outstanding.

        In September 1996, the Company raised gross proceeds of $2 million (approximately $1.9 million net of offering costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures were convertible, at the option of the holders, at any time on or after October 23,1996, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provided for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 590,000 shares of common stock and in 1997, the remaining $350,000 and related accrued interest was converted into 204,263 shares of common stock. In April 1998, in consideration of the Emerging Issues Task Force Bulletin D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60"), which was issued in March 1997, the Company recorded non-cash imputed interest costs totaling $666,667 in 1996 related to the discounted conversion terms. The Convertible Debentures bore interest at an effective interest rate of 38% per annum.

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

        In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock") in a private placement of units consisting of (i) one share of Series A Preferred Stock and (ii) one warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit. Each share of Series A Preferred Stock is immediately convertible, at any time prior to redemption, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. At December 31, 1997, each share of Series A Preferred Stock was convertible into 7.25 shares of Common Stock.

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

        In connection with the Convertible Notes issued in February 1997, the Company issued warrants to purchase 6.4 million shares of common stock at $0.471875 per share (subject to antidilution adjustments). In the absence of objective evidence of the separate values of the Convertible Notes and the related warrants, the Company allocated the entire $3.0 million cash consideration to the warrants. The Convertible Notes were accreted from the original recorded value of zero to the face amount of $3.0 million over the original maturity of the Convertible Notes, resulting in $3.0 million of interest expense in 1997. In 1997, the Company issued warrants to purchase 50,000 warrants at $2.50 per share exercisable for five years in connection with a short term line of credit which expired prior to December 31, 1997. The Company valued these warrants using the Black-Scholes valuation model and recorded interest expense of $98,000 for the year ended December 31, 1997.

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


                                                                                WEIGHTED
                                                                                 AVERAGE
                                                            SHARES UNDER     EXERCISE PRICE
                                                               OPTION           PER SHARE
                                                               ------           ---------
 Balance at December 31, 1994                                   174,722            $78.12
  Granted..............................................         198,803            $23.55
  Exercised............................................            (732)           $ 5.00
  Cancelled.............................................       (183,909)           $73.09
                                                               ---------           ------

 Balance at December 31, 1995                                   188,884            $23.96
  Granted..............................................          13,677            $17.71
  Exercised............................................          (7,882)           $21.77
  Cancelled.............................................        (29,749)           $22.32
                                                                --------           ------

Balance at December 31, 1996                                    164,930            $23.77
  Granted..............................................           6,670              3.71
  Exercised............................................              --            $   --
  Cancelled.............................................        (48,688)           $23.21
                                                                --------           ------
 Balance at December 31, 1997                                   122,912            $22.90
                                                                =======            ======

        In April 1995, the Stock Plan Committee of the Board of Directors approved a program whereby employees (including executive officers) of the Company and certain other option holders could exchange their unexercised options ("Old Options") on a one-for-one basis for new options ("New Options") priced at the market value on April 20, 1995. The New Options have the same vesting schedule and contractual terms as the Old Options. However, the New Options held by employees (excluding executive officers) and certain other holders were not exercisable until April 20, 1996 and the New Options held by executive officers of the Company were not exercisable until April 20, 1997 unless the holder is involuntarily terminated without cause prior to such date. An aggregate of 158,133 options with an average exercise price of approximately $78.40 per share were exchanged for New Options with an exercise price of $22.50 per share on April 20, 1995. All of the replacement options are included in options granted and canceled in the above summary of stock option activity.

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

        For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information follows:

                                                         YEARS ENDED DECEMBER 31,
                                                   1995             1996             1997
                                            ----------------------------------------------------
Adjusted pro forma net loss                   $(29,027,475)    $(17,294,920)     $(33,493,186)
Adjusted pro forma loss per share             $     (14.87)    $      (5.80)     $      (7.57)

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

        The weighted-average grant-date fair value of the options granted during the years ended December 31, 1995, 1996 and 1997 was $8.22, $11.59 and $2.75,
respectively. Following is a further breakdown of the options outstanding as of December 31, 1997:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                       WEIGHTED         WEIGHTED                      EXERCISE PRICE
                                        AVERAGE         AVERAGE                             OF
      RANGE            OPTIONS         REMAINING        EXERCISE         OPTIONS         OPTIONS
    OF PRICES        OUTSTANDING     LIFE IN YEARS       PRICE         EXERCISABLE     EXERCISABLE
------------------------------------------------------------------------------------------------------
     $3.13 - $5.00          13,368         6.06          $  4.27               6,939     $   3.89
     $5.01 -$19.99           6,537         8.56            14.77               3,714        16.90
    $20.00 -$75.00         103,007         7.27            25.02              98,899        25.08
                  ------------------------------------------------------------------------------------
                           122,912         7.21           $22.90             109,552      $ 23.46
                  ====================================================================================

9.  RESEARCH, DEVELOPMENT AND LICENSING ARRANGEMENTS

         The Company entered into a collaborative research and development agreement with The Procter & Gamble Company ("P&G") during 1991. The agreement generally provided for the Company to receive research funding for the discovery and development of specified Anticode products. The P&G collaboration, as extended and modified, ended in September 1995. Collaborative revenues of $1.1 million were recognized under this contract during 1995, which amount approximates costs incurred on the programs.

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

10.  INCOME TAXES

        Significant components of the Company's deferred tax assets as of December 31, 1996 and 1997 are shown below. A valuation allowance of $36,456,000 has been recognized to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized.

                                                        DECEMBER 31,
                                                   1996              1997
                                            -------------------------------------
Deferred tax assets:
  Capitalized research expense..............    $  2,663,000    $  2,778,000
  Net operating loss carryforwards..........      22,177,000      25,969,000
  Research and development credits..........       3,248,000       3,703,000
  Purchased technology and license fees.....       4,523,000       4,491,000
  Other, net................................       1,108,000         497,000
                                            -------------------------------------
  Total deferred tax assets.................      33,719,000      37,438,000
  Valuation allowance for deferred tax assets    (32,508,000)    (36,456,000)
                                            -------------------------------------
                                                   1,211,000         982,000
Deferred tax liabilities:
  Patent expenses...........................      (1,211,000)       (729,000)
  Net depreciation..........................             --         (253,000)
                                            -------------------------------------
                                                  (1,211,000)       (982,000)
                                            -------------------------------------
Net deferred tax assets.....................    $        --     $         --
                                            =====================================

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

12.  EMPLOYEE TERMINATIONS

        In March, 1995, in an effort to reduce costs and conserve working capital, Genta initiated a termination plan, whereby the Company terminated 26 employees involved in the Company's research and development activities. The Company recorded general and administrative expenses totaling $250,000 in 1995 for accrued severance costs associated with the 26 terminated employees.

        In October 1996, Genta again reassessed its personnel requirements and established a second termination plan whereby the Company terminated 16 research and administrative employees and recorded general and administrative expenses of $850,000 for the related accrued severance costs.

        In May 1997, Genta again reassessed its personnel requirements and established a third termination plan involving the termination of an aggregate of 12 research and administrative employees at Genta and Genta Europe. The Company recorded general and administrative expenses of $868,000 in the second quarter of 1997 for related accrued severance costs. There have subsequently been no adjustments to the liabilities originally recorded and the actual termination benefits paid were equal to the liabilities recorded.

13.  CONTINGENCIES

        LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others, including Paramount Capital Inc., of which Dr. Rosenwald is the sole stockholder and Mr. Weiss is a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment, for which LBC is seeking a fee. In April 1998, the Company's counsel learned that a Complaint had been filed in the United States District Court for the Southern District of New York (98 Civ. 2491) by LBC against the Company and the same other parties. The Company is currently engaged in settlement discussions with LBC.

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement (see "Business--Anticode(TM) Brand of Antisense Oligonucleotide
Programs--Oligonucleotide          Collaborative          and          Licensing
Agreements--Ts'o/Miller/Hopkins") and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. The Company is currently in the process of retaining Maryland counsel so that it can properly evaluate these lawsuit documents and respond.

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


                                                         /s/ ERNST & YOUNG LLP

San Diego, California
June 18, 1998

                          Genta Jago Technologies B.V.
                         (a development stage company)

                                 Balance Sheets

                                                                     DECEMBER 31,
                                                                 1996           1997
                                                           -------------------------------
ASSETS
Current assets:
  Cash and cash equivalents................................  $     36,092     $    9,247
  Receivables under collaboration agreements...............       903,838      1,399,854
  Other current assets.....................................       105,934         22,246
                                                           -------------------------------
Total current assets.......................................     1,045,864      1,431,347

Property and equipment, net...............................          4,900          2,300
Other assets...............................................         6,651          1,672
                                                           -------------------------------
                                                               $1,057,415     $1,435,319
                                                           ===============================

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses....................   $   571,539     $1,792,293
  Payable to related parties...............................     2,481,452      3,420,456
                                                           -------------------------------
Total current liabilities..................................     3,052,991      5,212,749

Notes payable to Genta Incorporated........................    15,287,099     15,837,099
Stockholders' equity (net capital deficiency):
  Common Stock, 14,700 shares authorized,
    10,000 shares issued and outstanding
    at stated value........................................       512,000        512,000
  Additional paid-in capital...............................     3,741,950      3,741,950
  Deficit accumulated during the development stage.........   (21,536,625)   (23,868,479)
                                                           -------------------------------
Net capital deficiency.....................................   (17,282,675)   (19,614,529)
                                                           -------------------------------
                                                              $ 1,057,415    $ 1,435,319
                                                           ===============================

See accompanying notes.

                          Genta Jago Technologies B.V.
                         (a development stage company)

                            Statements of Operations

                                                                                  Cumulative
                                                                                 from December
                                                                                   15, 1992
                                                                                  (inception)
                                                                                    through
                                                Years ended December 31,          December 31,
Revenues:                                    1995         1996          1997          1997
                                        ----------------------------------------------------------
Collaborative research and
  development                            $ 2,968,463  $ 5,477,059   $ 3,634,516  $ 19,040,894
Cost and expenses:
  Research and development,
    including contractual amounts
    to related parties of $9,318,460,
    $7,040,438, and  $4,540,067, and
    $40,169,225 in 1995, 1996 and 1997
    and the period from December 15,
    1992 (inception) to December 31,
    1997, respectively                     9,866,038    8,091,465     4,740,299    43,003,883
  General and administrative                 470,081      361,920        50,869     1,436,252
                                        --------------------------------------------------------
                                          10,336,119    8,453,385     4,791,168    44,440,135
                                        --------------------------------------------------------
Loss from operations                      (7,367,656)  (2,976,326)   (1,156,652)  (25,399,241)
Other income (expense):
  Gain on waiver of debt in
    exchange for return of license
    rights to related party                4,703,352           --            --     4,703,352
Interest income                                2,620        5,814           209        19,755
Interest expense                            (749,808)    (961,075)   (1,175,411)   (3,192,345)
                                        --------------------------------------------------------
                                           3,956,164     (955,261)   (1,175,202)    1,530,762
                                        --------------------------------------------------------
Net loss                                 $(3,411,492) $(3,931,587)  $(2,331,854) $(23,868,479)
                                        ========================================================

                                  See accompanying notes.


                          Genta Jago Technologies B.V.
                         (a development stage company)

           Statement of Stockholders' Equity (Net Capital Deficiency)

               December 15, 1992 (inception) to December 31, 1997
                                                                                                      DEFICIT
                                                                                                    ACCUMULATED       STOCKHOLDERS'
                                                        COMMON STOCK                                 DURING THE        EQUITY (NET
                                                 ----------------------------        ADDITIONAL      DEVELOPMENT         CAPITAL
                                                   SHARES            AMOUNT       PAID-IN CAPITAL       STAGE           DEFICIENCY)
                                                 ----------------------------------------------------------------------------------
Issuance of common stock at $51.20 per share
  for cash.......................................   2,940          $150,528       $         -       $         --      $    150,528
Capital contributions in excess
  of stated value................................      --                --            12,882                 --            12,882
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1992.....................   2,940           150,528            12,882                 --           163,410
Issuance of common stock at $51.20 per share
  for cash.......................................   7,060           361,472                --                 --           361,472
Capital contributions in excess of stated value..      --                           3,729,068                 --         3,729,068
Net Loss ........................................      --                --                --         (5,842,165)       (5,842,165)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1993.....................  10,000           512,000         3,741,950         (5,842,165)       (1,588,215)
Net Loss.........................................      --                --                --         (8,351,381)       (8,351,381)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1994.....................  10,000           512,000         3,741,950        (14,193,546)       (9,939,596)
Net Loss.........................................      --                --                --         (3,411,492)       (3,411,492)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1995.....................  10,000           512,000         3,741,950        (17,605,038)      (13,351,088)
Net Loss.........................................      --                --                --         (3,931,587)       (3,931,587)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1996.....................  10,000           512,000         3,741,950        (21,536,625)      (17,282,675)
Net Loss.........................................      --                --                --         (2,331,854)       (2,331,854)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1997.....................  10,000          $512,000       $ 3,741,950       $(23,868,479)     $(19,614,529)
                                                 ==================================================================================

                                See accompanying notes.

                          Genta Jago Technologies B.V.
                         (a development stage company)

                            Statements of Cash Flows

                                                                                 CUMULATIVE
                                                                                FROM DECEMBER
                                                                                  15, 1992
                                                                               (INCEPTION) TO
                                              YEARS ENDED DECEMBER 31,          DECEMBER 31,
                                          1995          1996         1997           1997
                                      ---------------------------------------- ---------------

OPERATING ACTIVITIES
Net Loss                                $(3,411,492) $(3,931,587)  $(2,331,854)  $(23,868,479)
  Items reflected in net loss not
    requiring cash:
  Depreciation and amortization               2,600        2,600         2,600         15,768
  Technology license fee                         --           --            --        192,580

  Gain on waiver of debt in exchange for
    return of license rights to
    related party                        (4,703,352)          --            --     (4,703,352)
  Changes in operating assets and
    liabilities:
    Advance contract payments to
      related parties                       435,276    1,538,594            --             --
    Receivables under collaboration
      agreements                                  -     (903,838)     (496,016)    (1,399,854)
    Other current assets                     68,440     (105,934)       83,688        (22,246)
    Accounts payable and accrued
      expenses                              112,227      324,185     1,220,754      1,792,293
    Payable to related parties              277,479    1,686,614       939,004      3,420,456
    Deferred contract revenue            (1,071,863)    (317,555)           --             --
                                      ---------------------------------------- ---------------
Net cash used in operating activities    (8,290,685)  (1,706,921)     (581,824)   (24,572,834)

INVESTING ACTIVITIES
Purchase of property and equipment
  and other                                  (4,492)      (2,159)        4,979        (19,740)
                                      ---------------------------------------- ---------------
Net cash provided by (used in)
  investing activities                       (4,492)      (2,159)        4,979        (19,740)

FINANCING ACTIVITIES
Proceeds from issuance of common
  stock and capital contributions                --           --            --      4,061,370
Proceeds from notes payable to
  related party                           8,415,407    1,500,000       550,000     21,140,643
Repayment of notes payable to
  related party                                  --           --            --       (600,192)
                                      ---------------------------------------- ---------------
Net cash provided by financing
  activities                              8,415,407    1,500,000       550,000     24,601,821
                                      ---------------------------------------- ---------------
Increase (decrease) in cash and
  cash equivalents                          120,230     (209,080)      (26,845)         9,247
Cash and cash equivalents at
  beginning of period                       124,942      245,172        36,092             --
                                      ---------------------------------------- ---------------
Cash and cash equivalents at end
  of period                             $   245,172  $    36,092   $     9,247   $      9,247
                                      ======================================== ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
                                      ======================================== ===============
Interest paid                           $      --    $        --   $       --    $    299,808
                                      ======================================== ===============

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

        In connection with the formation of the joint venture in 1992, Genta Jago obtained from Jagotec an exclusive license to GEOMATRIX oral controlled-release technology for the development and commercialization of approximately 25 specified products. In May 1995, Genta and Jagotec entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products (see "Expansion of Genta Jago"). Genta Jago maintains the rights to develop and to commercialize controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology.

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

2.  RELATED PARTY TRANSACTIONS

License Agreements

        Genta Jago entered into license agreements with Genta in connection with the planned development and commercialization of Anticode(TM) oligonucleotide products and with Jagotec in connection with the planned development and commercialization of GEOMATRIX oral controlled-release products. Genta Jago's license with Genta in relation to the Anticode(TM) oligonucleotide products was terminated in 1995, however, the license in relation to the GEOMATRIX oral controlled-release products with Jagotec was not terminated. Pursuant to such agreements, Genta Jago recorded license fee expense of $85,000, $620,000 and $85,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

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

Capital Contributions and Working Capital Agreement

        In connection with the formation of the joint venture, Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec and its affiliates in 1992, for its interest in Genta Jago, to induce Jagotec to license to Genta Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (the "Initial License") and to license to Genta Jagotec's GEOMATRIX technology for use in Genta's Anticode(TM) oligonucleotide development programs. In addition, Genta Jago entered into a working capital agreement with Genta which expires in October 1998. See "MD&A-- Liquidity and Capital Resources." Pursuant to this agreement, Genta is required to make working capital loans to Genta Jago up to a mutually agreed upon maximum principal amount, which amount is established by Genta and Genta Jago not less than once each calendar quarter, if necessary, based upon the review and consideration by the parties of mutually-acceptable budgets, expense reports, forecasts and workplans for research and development of the products by Genta Jago. Genta is not required to fund amounts in excess of the agreed-upon commitment amount. Working capital loans consist of cash advances to Genta Jago from Genta and research expenses incurred by Genta on behalf of Genta Jago. As of December 31, 1997, Genta had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the loan credit discussed below. Such loans bear interest at rates per annum ranging from 5.81% to 7.5%, and are payable in full on October 20, 1998, or earlier in the event certain revenues are received by Genta Jago and specified cash balances are maintained by Genta Jago.

Expansion of Genta Jago

        In 1995, Genta Jago obtained from Jagotec the rights to develop and commercialize an additional 35 products (the "Additional Products") using Jagotec's GEOMATRIX technology. With these Additional Products, Genta Jago now maintains the rights to develop controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology. Genta Jago is required to pay certain additional fees to Jagotec upon Genta Jago's receipt of revenues from third parties, and pay manufacturing royalties to Jagotec.

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

        Genta  Jago/Krypton.  In  October  1996,  Genta Jago  entered  into five collaborative licensing and development agreements (the "Genta Jago/Krypton Agreements") with Krypton, Ltd. ("Krypton"), a subsidiary of SkyePharma, whereby Genta Jago would sublicense to Krypton rights to develop and commercialize potentially bioequivalent GEOMATRIX(R) versions of five currently marketed products, as well as another agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. The Genta Jago/Krypton Agreements have terms of the shorter of fifteen years from first commercial sale and the expiration of the patent term on a territory-by-territory basis. During 1997, Genta Jago received funding of $1.9 million under the Genta Jago/Krypton Agreements and recognized $2.1 million of collaborative revenue therefrom.

4.  INCOME TAXES

        Significant components of Genta Jago's deferred tax assets as of December 31, 1997 are shown below. A valuation allowance of $2,387,000 has been recognized to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized.

                                                                 DECEMBER 31,
                                                           1996                 1997
                                                   -----------------------------------------
Deferred tax assets:
Net operating loss carryforwards                       $ 2,154,000          $ 2,387,000
Valuation allowance for deferred tax assets             (2,154,000)          (2,387,000)
                                                   -----------------------------------------
Net deferred tax assets                                $        --          $        --
                                                   =========================================

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

               Name                                                   Age
               ----------------------------------------------------------

               CLASS I (TERMS EXPIRE IN 1998)

Kenneth G. Kasses, Ph.D.(1)............................................53
Peter Salomon, M.D. ...................................................38
Andrew J. Stein(2).....................................................53
Harlan J. Wakoff(3)....................................................31

               CLASS II (TERMS EXPIRE IN 1999)

Glenn L. Cooper, M.D.(1),(2)...........................................45
Lawrence J. Kessel, M.D.(3)............................................44
Bobby W. Sandage, Jr., Ph.D.(3)........................................44

               CLASS III (TERMS EXPIRE IN 2000)

Donald G. Drapkin(1)...................................................50
Michael S. Weiss(1),(2)................................................32
Robert E. Klem, Ph.D. .................................................52


1) Member of the Company's Executive Committee formed by resolution of the Board of Directors on January 29, 1998.
2) Member of the Company's
   Compensation Committee formed by resolution of the Board of Directors on January 29, 1998.
3) Member of the Company's Audit Committee formed by resolution of the Board of Directors on January 29, 1998.

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

Harlan J. Wakoff has been a member of the Genta Board of Directors since September 1997. He is also the Chairman of the Company's Audit Committee. Mr. Wakoff has been a Vice President of the Media and Entertainment Investment
Banking Group at Furman Selz L.L.C. since June 1996. He was previously affiliated with the investment banking groups at NatWest Markets from January 1995 to June 1996 and Kidder Peabody & Co. from August 1993 to January 1995. Mr. Wakoff received an M.B.A. from The Wharton School at the University of Pennsylvania in May 1993 and a B.S. in accounting, summa cum laude, from the State University of New York at Albany.

Glenn L. Cooper, M.D., has been a member of the Genta Board of Directors since September 1997. He is also the Chairman of the Company's Compensation Committee. He has also been President, Chief Executive Officer and a director of Interneuron Pharmaceuticals, Inc. since May 1993. From September 1992 to June 1994 Dr. Cooper was President, Chief Executive Officer and a director of Progenitor, Inc. and is currently Chairman at Progenitor. He is also Chairman of Intercardia, Inc., Chairman and Acting President of Transcell Technologies, Inc. and a director of InterNutria, Inc., all of which are subsidiaries of Interneuron. In addition, Dr. Cooper serves as a director of Aeolus Pharmaceuticals, Inc., a subsidiary of Intercardia. Dr. Cooper also served as President and Chief Executive Officer of Intercardia from March 1994 to January 1995. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation since August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and is a magna cum laude graduate of Harvard College.

Lawrence J. Kessel, M.D., FACP, CMD, has been a member of the Genta Board of Directors since September 1997. Dr. Kessel is a physician in private practice in Philadelphia and a diplomate in both internal medicine and geriatric medicine, as well as a Fellow of the American College of Physicians and a Certified Medical Director of Long-Term Nursing Facilities. Dr. Kessel is affiliated with Chestnut Hill Hospital, Roxborough Memorial Hospital and Chestnut Hill Rehabilitation Hospital and serves as a clinical instructor at Jefferson Medical College. He is also a medical director at Integrated Health Services (IHS) and a staff physician at Fairview Paper Mill, Green Acres Ivy Hill and St. Joseph's Villa. Dr. Kessel is a director of PolaRx, a privately-held biotechnology company.

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

Donald G. Drapkin has been Chairman of the Genta Board of Directors since September 1997. He is also the Chairman of the Company's Executive Committee. Mr. Drapkin has been a director and Vice Chairman of MacAndrews & Forbes Holdings, Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Meagher & Flom in New York for more than five years. Mr. Drapkin also is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, Cardio Technologies, Inc., The Cosmetic Center, Inc., Playboy Enterprises, Inc., Revlon, Inc., Revlon Consumer Products Corporation, VIMRx Pharmaceuticals Inc. and Weider Nutrition International.

Michael S. Weiss has been Vice Chairman of the Genta Board of Directors since September 1997 and was the Interim Chairman from May 1997 to September 1997. Mr. Weiss is currently Senior Managing Director of Paramount Capital, Inc., an investment banking firm, and serves in a similar capacity for certain affiliated entities. He joined the companies in 1993. Prior to that, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss also serves on the Board of Directors of Pacific Pharmaceuticals, Inc., Palatin Technologies, Inc., AVAX Technologies, Inc., as Secretary of Atlantic Pharmaceuticals, Inc. and as Chairman of the Board of Procept Inc., all publicly-traded biotechnology companies. Additionally, Mr. Weiss is a member of the board of directors of several privately-held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany.

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

                                  EXECUTIVE OFFICERS

               Name                                                                 Age
               ------------------------------------------------------------------------
Lauren R. Brown, Ph.D................................................................56
Kenneth G. Kasses, Ph.D..............................................................53
Robert E. Klem, Ph.D. ...............................................................52

Lauren R. Brown, Ph.D., has been Vice President of the Company since October 1991. He co-founded JBL in 1973 and since then has been President of JBL. Dr. Brown received his Ph.D. in Organic Chemistry from the University of California at Riverside. He is active in community affairs in San Luis Obispo and presently serves on the board of directors of the YMCA and the Chamber of Commerce.

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

ITEM 11.       EXECUTIVE COMPENSATION

               The following table sets forth compensation for services in all capacities to the Company, for the fiscal years ended December 31, 1995, 1996 and 1997, of: (i) those persons who were, respectively, the Company's Chief Executive Officer for any time period during 1997 and up to four of the other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1997 whose total annual salary and bonus for the fiscal year ending December 31, 1997 exceeded $100,000; and (ii) up to two additional individuals who would have been two of such other four most highly compensated executive officers if such individuals had served as executive officers for the entire fiscal year (collectively, the "Named Officers").

                              SUMMARY COMPENSATION TABLE
                                                                                                       Long-Term
                                                Annual Compensation                               Compensation Awards
                           --------------------------------------------------------------      -------------------------
Name and                                                                   Other Annual            Securities Underlying
Principal Position           Year            Salary ($)       Bonus ($)    Compensation                 Options (#)
------------------           ----            ----------       ---------    ------------                 -----------
Thomas H. Adams, Ph.D.       1997           $ 285,000(1)       --             --                        100,000(2)
Chairman of the Board and    1996             285,000(3)       --             --                          2,799(3)
Chief Executive Officer      1995             285,000(3)       --             --                         20,000(4)

Kenneth G. Kasses, Ph.D.     1997              62,500(5)       --             --                             --
President and
Chief Executive Officer

Zofia E. Dziewanowska        1997            $216,601(6)       --             --                             --
Ph.D., M.D., Senior  Vice    1996             235,000(3)       --             --                          1,574(3)
President, Global Clinical   1995             235,000(3)       --         14,759(7)                      12,000(4)
Affairs

Guy Van de Winckel           1997            $170,000(8)       --             --                             --
Vice President, European     1996             170,000          --             --                             --
Operations and President of  1995             170,000          --             --                             --
Genta Pharmaceuticals
Europe, S.A.

Robert E. Klem, Ph.D.        1997            $170,000(9)       --             --                             --
Vice President, Chairman of  1996             155,000(3)       --          2,580(10)                        853(3)
the Board of JBL             1995             161,458(3)(11)   --          2,580(10)                      4,500(4)

Lauren Brown, Ph.D.          1997             144,000(9)       --             --                             --
President JBL                1996             131,000(3)       --          3,000(10)                      1,285(3)
                             1995             131,000(3)       --          3,000(10)                      2,000(4)

(1) Dr. Adams resigned as Chief Executive Officer and Chairman of the Board and a Director on May 5, 1997. Pursuant to a severance and consulting agreements with the Company, the Company agreed to continue to pay Dr. Adams' salary at the then-current rate of $285,000 per year for a one-year period, agreed to continue eligibility for coverage under the Company's health insurance plan for a one-year period and agreed to grant options to purchase 100,000 shares of Common Stock exercisable at $3.00 per share (100% of the fair market value of such stock on May 5, 1997) as consideration for consulting services of at least 24 days.

(2)    See  Footnote 1 above.  These  options  were  granted to Dr. Adams in May
       1998.

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

(4) These options (the "New Options") were granted in exchange for unexercised options granted prior to April 20, 1995 with an exercise price above $22.50 per share (the "Old Options"). The New Options were granted at fair market value at the date of grant and have the same vesting schedule as the Old Options. However, the New Options were not exercisable until after April 20, 1997, regardless of the Old Options' vesting schedule, unless the holder was terminated involuntarily without cause prior to April 20, 1997. None of these options have been exercised to date.

(5) Salary payments commenced on October 1, 1997. See "Compensation of President and Chief Executive Officer" below.

(6) Dr. Dziewanowska resigned as Senior Vice President of Global Clinical Affairs on July 31, 1997. Pursuant to severance agreements with the Company, the Company agreed to continue to pay Dr. Dziewanowska's salary at the then-current rate of $235,000 per year for the first month and at one-half the then-current rate for the next ten months. In addition, the Company agreed to continue eligibility for coverage under the Company's dental insurance plan and to pay Dr. Dziewanowska monthly dollar amounts equal to the group medical premiums under the Company's health insurance plan for an eleven-month period.

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

COMPENSATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

        Pursuant to a Letter Agreement dated September 4, 1997, between Michael Weiss, then the Interim Chairman of the Board of the Company (and presently the Vice Chairman), and Dr. Kasses (the "Letter Agreement"), Dr. Kasses was appointed President and Chief Executive Officer of the Company, effective October 1, 1997, subject to Board ratification. Among other items, the Letter Agreement provided the following:

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

COMPENSATION OF DIRECTORS

        Directors of the Company receive no fees for their services as directors or committee members. Non-employee directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees and receive annual grants of stock options under the Company's 1991 Stock Option Plan. The Company expects to seek stockholder approval of a stock option plan at its next Annual Meeting of Stockholders pursuant to which directors will be eligible to receive stock option grants.

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

                       OPTION EXERCISES IN LAST FISCAL YEAR AND
                             FISCAL YEAR END OPTION VALUES

                                                                Number of
                                                                Securities                    Value of
                                                                Underlying                   Unexercised
                                                                Unexercised                 In-the-Money
                                                                Options at                   Options at
                                                             Fiscal Year End(#)          Fiscal Year End($)(1)
                          Shares Acquired   Value        -------------------------   -----------------------------
Name                      On Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------------------
Thomas H. Adams, Ph.D.        --             --           22,799            (2)           --          --

Kenneth G. Kasses, Ph.D.      --             --               --            --            --          --

Zofia E. Dziewanowska,
  Ph.D., M.D.                 --             --           12,333         1,240            --          --

Guy Van de Winckel            --             --               --            --            --          --

Robert E. Klem, Ph.D.         --             --            5,353            --            --          --

Lauren Brown, Ph.D.           --             --            3,285            --            --          --

(1) Calculated on the basis of the fair market value of the underlying securities as of December 31, 1997 ($.781 per share), minus the exercise price.

(2) Does not include options to purchase 100,000 shares of Common Stock which were granted to Dr. Adams in May 1998 pursuant to a consulting services agreement.

ITEM 12.   STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN  BENEFICIAL  OWNERS

    The following table sets forth information as of April 1, 1998 as to shares of Common Stock beneficially owned by (i) the Company's directors, (ii) the Company's executive officers named in the Summary Compensation Table set forth herein, (iii) the directors and executive officers of the Company as a group and
(iv) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock of the Company. As of April 1, 1998, each share of Series A Preferred Stock was convertible at the option of the holder into approximately 7.26 shares of Common Stock and each share of Series D Preferred Stock was convertible at the option of the holder into approximately 105.96 shares of Common Stock. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock or creation of different series or classes of Common Stock, and in certain other instances, the holders of Series A Preferred Stock do not have voting rights until conversion into Common Stock. The conversion price of the Series A and the Series D Preferred Stock and the numbers of shares of Common Stock issuable upon conversion thereof may be adjusted in the future, based on the provisions in the Certificate of Incorporation.

                                          COMMON STOCK               SERIES D PREFERRED STOCK
                                          ------------               ------------------------
NAME AND ADDRESS OF BENEFICIAL      AMOUNT AND NATURE OF    PERCENT OF    AMOUNT AND NATURE OF     PERCENT
OWNER                              BENEFICIAL OWNERSHIP(1)    CLASS      BENEFICIAL OWNERSHIP(1)   OF CLASS

Lindsay A. Rosenwald, M.D.              15,865,232 (2)       73.8% (3)        83,826 (2)            35.6%
787 Seventh Avenue, 48th Floor
New York, NY  10019

Paramount Capital Asset                 15,042,741 (4)       72.7% (3)        76,414 (4)            33.5%
Management, Inc.
787 Seventh Avenue
New York, NY  10019

United Congregations Mesora              1,109,600 (5)       16.2%            10,000 (5)             4.4%
c/o Aeta Realty
1 State Street Plaza
New York, NY  10004
Attn:  Chana Adelstein

Branco Weiss                               619,800 (6)        9.9%             5,000 (6)             2.2%
Hallwylstrasse 71
CH-8036 Zurich
SWITZERLAND

Diversified Fund Limited                   554,800 (7)        8.8%             5,000 (7)             2.2%
CH-6904 Lugano
Via Zurigo 46
SWITZERLAND

Garo H. Armen                              499,320 (8)        8.0%             4,500 (8)             2.0%
c/o Armen Partners, L.P.
630 Fifth Avenue, Suite 2100
New York, NY  10111


                                          COMMON STOCK               SERIES D PREFERRED STOCK
                                          ------------               ------------------------
NAME AND ADDRESS OF BENEFICIAL      AMOUNT AND NATURE OF    PERCENT OF    AMOUNT AND NATURE OF     PERCENT
OWNER                              BENEFICIAL OWNERSHIP(1)    CLASS      BENEFICIAL OWNERSHIP(1)   OF CLASS
Mark Bercuvitz                          388,360  (9)           6.3%            3,500 (9)             1.5%
1310 Sreene Ave. Suite 660
Westmount, Quebec
CANADA H3Z 2B2

Michael S. Weiss                        148,354 (10)           2.5%            1,337 (10)            0.6%
Robert E. Klem, Ph.D.                    28,711 (11)           0.5%                0                   0%
Lawrence J. Kessel, M.D.                 27,740 (12)           0.5%              250 (12)            0.1%
Peter Salomon, M.D.                         500 (13)             0%                0                   0%
Glenn L. Cooper, M.D.                         0                  0%                0                   0%
Donald G. Drapkin                             0                  0%                0                   0%
Kenneth G. Kasses, Ph.D.                      0                  0%                0                   0%
Bobby W. Sandage, Jr., Ph.D.                  0                  0%                0                   0%
Andrew J. Stein                               0                  0%                0                   0%
Harlan J. Wakoff                              0                  0%                0                   0%
Thomas H. Adams, Ph.D.                   61,132 (14)           1.1%                0                   0%
Lauren Brown, Ph.D.                      23,363 (15)           0.4%                0                   0%
Zofia E. Dziewanowska                    12,333 (16)           0.2%                0                   0%
Guy Van De Winckel                            0                0.0%                0                   0%

All directors and executive             302,133                5.1%            1,587                 0.7%
officers as a group (14 persons)


(1) The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 1, 1998, through the exercise or conversion of any stock option, convertible security, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Dr. Rosenwald may be deemed to have shared voting and investment power over the 15,042,741 shares of Common Stock which may be deemed to be beneficially owned by Paramount Capital Asset Management, Inc. ("PCAM") of which Dr. Rosenwald is the sole stockholder. See Footnote 4 below. In addition, Dr. Rosenwald may be deemed to have sole voting and investment power over approximately 822,491 shares of Common Stock which he may be deemed beneficially to own, consisting of approximately 785,429 shares of Common Stock issuable upon conversion of approximately 7,412 shares of Series D Preferred Stock issuable upon exercise of Unit Purchase Warrants and approximately 37,062 shares of Common Stock issuable upon exercise of Class D Warrants issuable upon exercise of Unit Purchase Warrants. Dr. Rosenwald's beneficial ownership excludes approximately 1,951,801 and 92,101 shares of Common Stock issuable, respectively, upon conversion and exercise of approximately 18,420 shares of Series D Preferred Stock and Class D Warrants issuable upon exercise of Unit Purchase Warrants, which are not exercisable within 60 days of April 1, 1998.

(3) The outstanding shares of Series D Preferred Stock of the Company are entitled to vote together with the holders of Common Stock on all matters submitted to a vote of stockholders of the company. Dr. Rosenwald may be deemed beneficially to own (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 (the "1934 Act"), as amended) 37.8% of the aggregate voting power of the Common Stock and Series D Preferred Stock outstanding. Similarly, PCAM, Inc. may be deemed beneficially to own 36.6% of the aggregate voting power of the Common Stock and Series D Preferred Stock outstanding.

(4) PCAM may be deemed to have shared voting and investment power over the 5,253,866 and 9,788,875 shares of Common Stock, respectively, which may be deemed to be beneficially owned by the Aries Domestic Fund, L.P. (the "Aries Domestic Fund") and The Aries Fund, a Cayman Islands Trust (the "Aries Trust" and, together with the Aries Domestic Fund, the "Aries Funds"), for which PCAM is the General Partner and Investment Advisor, respectively. PCAM's beneficial ownership includes: 27,450 and 64,050 shares of Common Stock held by Aries Domestic Fund and Aries Trust, respectively; 2,833,907 and 5,262,940 shares of Common Stock issuable upon conversion of approximately 26,745 and 49,669 shares of Series D Preferred Stock (including 350 and 650 shares of Series D Preferred Stock issuable upon exercise of Unit Purchase Warrants) held by Aries Domestic Fund and Aries Trust, respectively; 19,250 and 35,750 shares of Common Stock issuable upon exercise of Class D Warrants (including 1,750 and 3,250 Class D Warrants issuable upon exercise of Unit Purchase Warrants) held by Aries Domestic Fund and Aries Trust, respectively; approximately 130,593 and 261,185 shares of Common Stock issuable upon exercise of 18,000 and 36,000 shares of Series A Preferred Stock held by Aries Domestic Fund and Aries Trust, respectively; Bridge Warrants held by Aries Domestic Fund and Aries Trust to purchase approximately 2,225,166 and 4,132,450 shares of Common Stock, respectively; and Line of Credit Warrants held by Aries Domestic Fund and Aries Trust to purchase 17,500 and 32,500 shares of Common Stock, respectively.

(5)     United  Congregations  Mesora's beneficial  ownership consists of 10,000 shares of Series D Preferred Stock, which are convertible into approximately 1,059,600 shares of Common Stock, and Class D Warrants to purchase up to 50,000 shares of Common Stock. This information is derived from United Congregations Mesora's Schedule 13D, as amended, dated July 11, 1997, filed with the SEC.

(6) Mr. Branco Weiss' beneficial ownership consists of 5,000 shares of Series D Preferred Stock, which are convertible into approximately 529,800 shares of Common Stock, Class D Warrants to purchase up to 25,000 shares of Common Stock and 65,000 shares of Common Stock. This information is derived from Mr. Weiss' Schedule 13D dated October 9, 1997, filed with the SEC.

(7) Diversified Fund Limited's ("Diversified's") beneficial ownership consists of 5,000 shares of Series D Preferred Stock, which are convertible into approximately 529,800 shares of Common Stock, and Class D Warrants to purchase up to 25,000 shares of Common Stock. Carlo Pagani, in his capacity as President of Diversified, shares voting and dispositive power with respect to such securities and may be deemed to be the beneficial owner of such securities. This information is derived from Diversified's Schedule 13D dated March 2, 1998, filed with the SEC.

(8) Dr. Armen's beneficial ownership consists of 4,500 shares of Series D Preferred Stock, which are convertible into approximately 476,820 shares of Common Stock, and Class D Warrants to purchase up to 22,500 shares of Common Stock. The Series D Preferred Stock and the Class D Warrants are held by (a) Armen Partners, L.P., an investment limited partnership, of which Dr. Armen and Armen Capital Management Corp., a corporation of which Dr. Armen is the principal, are the general partners, (b) Armen Partners Offshore Fund, Ltd., an offshore investment fund to which Armen Capital Management Corp. acts as investment manager, and (c) GHA Management Corporation, a corporation wholly-owned by Dr. Armen.

        This information is derived from Dr. Armen's Schedule 13D dated July 24, 1997, filed with the SEC.

(9) Mr. Bercuvitz's beneficial ownership consists of 3,500 shares of Series D Preferred Stock, which are convertible into approximately 370,860 shares of Common Stock, and Class D Warrants to purchase up to 17,500 shares of Common Stock. This information is derived from Mr. Bercuvitz's
        Schedule 13D dated March 2, 1998, filed with the SEC.

(10) Mr. Michael Weiss' beneficial ownership consists of approximately 15,894 shares of Common Stock issuable upon conversion of 150 shares of Series D Preferred Stock; 750 shares of Common Stock issuable upon exercise of Class D Warrants; and approximately 125,775 and 5,935 shares of Common Stock issuable, respectively, upon conversion and exercise of approximately 1,187 shares of Series D Preferred Stock and Class D Warrants issuable upon exercise of Unit Purchase Warrants. Mr. Weiss' beneficial ownership excludes 502,993 and 23,735 shares of Common Stock issuable, respectively, upon conversion and exercise of approximately 4,747 shares of Series D Preferred Stock and Class D Warrants issuable upon exercise of Unit Purchase Warrants, which are not exercisable within 60 days of April 1, 1998, that are held by an entity of which Mr. Weiss is the managing member. Mr. Weiss' business address is 787 Seventh Avenue, New York, NY 10019.

(11) Dr. Klem's beneficial ownership consists of 23,358 shares of Common Stock and options to purchase 5,353 shares of Common Stock. Dr. Klem's Common Stock holdings include 1,875 shares of Common Stock held by a trust for Dr. Klem's children, as to which Dr. Klem has shared voting and investment power, and 150 shares of Common Stock owned by Dr. Klem's wife, as to which he disclaims beneficial ownership.

(12) Dr. Kessel's beneficial ownership consists of 250 shares of Series D Preferred Stock, which are convertible into approximately 26,490 shares of Common Stock, and Class D Warrants to purchase up to 1,250 shares of Common Stock.

(13)    Dr. Salomon's  beneficial  ownership consists of 500 shares of Common
        Stock.

(14) Dr. Adams' beneficial ownership consists of 38,333 shares of Common Stock and options to purchase 22,799 shares of Common Stock. Dr. Adams' Common Stock holdings include 8,000 shares of Common Stock held in several trusts for Dr. Adams' children, as to which Dr. Adams has shared voting and investment power, and 30,333 shares of Common Stock jointly owned by Dr. Adams and Dr. Adams' wife, as to which Dr. Adams has shared voting and investment power. Dr. Adams' options shown in the table exclude options to purchase 100,000 shares of Common Stock that were granted to him in May 1998 pursuant to a consulting services agreement. See Footnote (2) to the Summary Compensation Table.

(15) Dr. Brown's beneficial ownership consists of 20,078 share of Common Stock and options to purchase 3,285 shares of Common Stock.

(16) Dr. Dziewanowska's beneficial ownership consists of options to purchase 12,333 shares of Common Stock.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In February 1989, the Company entered into a license agreement with Drs. Paul Ts'o and Paul Miller (the "Ts'o/Miller Agreement") pursuant to which Drs. Ts'o and Miller granted an exclusive license to the Company to certain issued patents, patent applications and related technology regarding the use of nucleic acids and oligonucleotides, including methylphosphonates, as pharmaceutical agents. Dr. Ts'o was a Director of the Company until September 11, 1997 and is a Professor of Biophysics, Department of Biochemistry at Johns Hopkins, and Dr. Miller is a Professor of Biochemistry at the School of Public Health and Hygiene, Johns Hopkins. In May, 1990, the Company entered into a license agreement with Johns Hopkins (the "Johns Hopkins Agreement," and such agreement, together with the Ts'o/Miller Agreement, being referred to herein as the "Ts'o/Miller/Hopkins Agreements") pursuant to which Johns Hopkins granted the Company an exclusive license to its rights in certain issued patents, patent applications and related technology developed as a result of research conducted at Johns Hopkins by Drs. Ts'o and Miller and related to the use of nucleic acids and obligonucleotides as pharmaceutical agents. In addition, Johns Hopkins has granted the Company certain rights of first negotiation to inventions made by Drs. Ts'o and Miller in their laboratories in the area of oligonucleotides and inventions made by investigators at Johns Hopkins in the course of research funded by the Company, which inventions are not otherwise included in the Ts'o/Miller/Hopkins Agreements. The Company agreed to pay Dr. Ts'o, Dr. Miller and Johns Hopkins royalties on net sales of products covered by the issued patents and patent applications, but not the related technology, licensed to the Company under the Ts'o/Miller/Hopkins Agreement. The Company also agreed to pay certain minimum royalties prior to commencement of commercial sales of such products, which royalties may be credited under certain conditions against royalties payable on subsequent sales. Subject to certain rights of early termination, the Ts'o/Miller/Hopkins Agreements remain in effect for the life of the last-to-expire patent licensed under the respective agreements or until abandonment of the last-pending patent application licensed under the respective agreements. On May 15, 1997, Johns Hopkins sent the Company a letter stating that the Johns Hopkins Agreement was terminated. On November 26, 1997 the Ts'o/Miller Partnership sent the Company a letter claiming that the Company was in material breach of the Ts'o/Miller Agreement for failing to pay royalties from 1995 through 1997. This notice further advised that if the alleged breach were not cured within 90 days of the notice, the license would be terminated. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. The Company is currently in the process of retaining Maryland counsel so that it can properly evaluate these lawsuit documents and respond. See "Business -- Anticode(TM) Brand of Antisense Oligonucleotide Programs -- Oligonucleotide Collaborative and Licensing Agreements -- Ts'o/Miller/Hopkins." The Company is currently engaged in settlement discussions with Johns Hopkins and the Ts'o/Miller partnership.

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

        Dr. Thomas H. Adams resigned as the Chief Executive Officer and Chairman of the Board of the Company on May 5, 1997. As of May 6, 1997, the Company entered into a consulting agreement with Dr. Adams, pursuant to which the Company has granted options to purchase 100,000 shares of Common Stock exercisable at $3.00 per share as consideration for Dr. Adams' performing consulting services of at least 24 days. These options will vest over a two-year period commencing on May 5, 1997, except that the vesting will terminate if Dr. Adams fails to fulfill his obligations under the agreement or if the Company terminates the agreement for cause. In addition, Dr. Adams' previously granted options will continue to vest until the end of the 90-day post-termination grace period for the options which commenced on May 5, 1998. See Footnote 1 to the Summary Compensation Table included in Item 11 for a description of Dr. Adams' severance agreement with the Company.

        As of August 1, 1997, the Company entered into a consulting agreement with Dr. Zofia E. Dziewanowska (a former executive officer of the Company), pursuant to which Dr. Dziewanowska would be compensated for any work performed at a rate of $150 per hour through January 31, 1998 and $300 per hour thereafter. In addition, Dr. Dziewanowska's options continued to vest until the end of the 90-day post-termination exercise grace period for the options, which commenced on January 31, 1998. See Footnote 6 to the Summary Compensation Table included in Item 11 for a description of Dr. Dziewanowska's severance agreement with the Company.

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

        In February 1997, the Company raised gross proceeds of $3 million in a private placement, to the Aries Funds, of 12% Senior Secured Convertible Notes ("Convertible Notes") and Bridge Warrants. The Convertible Notes, together with accrued interest thereon, were converted pursuant to their terms into an aggregate of 65,415 shares of Series D Preferred Stock, which in turn are convertible, at $0.94375 per share, into 6,931,391 shares of Common Stock. The Bridge Warrants permit the purchase of up to an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share (subject to adjustment upon the occurrence of certain events). Pursuant to the Note and Warrant Purchase Agreement, in connection with such private placement, the Company could be required to issue Penalty Warrants to the Aries Funds. See "MD&A -- Certain Trends and Uncertainties -- Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments." Also pursuant to the Note and Warrant Purchase Agreement, the Aries Funds were granted the right to designate nominees constituting a majority of the members of the Board of Directors of the Company, subject to certain conditions. The Aries Funds designated Michael S. Weiss as a nominee for Director and he was appointed by the Board and elected Interim Chairman of the Company's Board of Directors. On September 11, 1997, the Aries Funds designated Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D. and Andrew J. Stein as nominees to the Board of Directors of the Company (the "Board"), such persons were elected as Directors of the Company, Michael S. Weiss stepped down as Interim Chairman and the Board elected Mr. Drapkin Chairman and Mr. Weiss Vice Chairman.

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

        On June 30, 1997, the Company sold a total of 161.58 Premium Preferred Units(TM) ("Units") in a private placement (the "Private Placement") for which Paramount Capital, Inc. acted as placement agent. Each unit sold in the Private Placement consisted of 1,000 shares of Series D Preferred Stock and Class D Warrants to purchase 5,000 shares of Common Stock at any time prior to the fifth anniversary of the final closing date. A total of $16,158,000 was raised. The net proceeds to the Company were $14,036,772. The conversion price of the Series D Preferred Stock and the exercise price of the Class D Warrants are both $0.94375 per share, subject to adjustment upon the occurrence of certain events. The Aries Funds purchased, for an aggregate of $870,000, Class D Warrants and Series D Preferred Stock in the Private Placement presently exercisable and convertible for aggregates of 50,000 and 1,059,603 shares of Common Stock, respectively. In connection with the Private Placement, Paramount Capital, Inc. received cash commissions equal to 9% of the gross sales price and a non-accountable expense allowance equal to 4% of the gross sales price, and received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has agreed to enter into a financial advisory agreement with Paramount Capital, Inc. pursuant to which Paramount Capital, Inc. shall receive certain cash fees and has received warrants (the "Advisory Warrants" and, together with the Placement Warrants, the "Unit Purchase Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit. Michael S. Weiss, Vice Chairman of the Board of
the Company, is a Senior Managing Director of Paramount Capital, Inc. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of Aries Trust and Aries Domestic Fund, respectively. The Aries Funds currently do not hold a controlling block of voting stock of the Company, although the Aries Funds have the present right to convert and exercise their securities into a significant portion of the outstanding Common Stock, as described herein. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President and sole stockholder of Paramount Capital, Inc., the Company's financial advisor and the placement agent for the Private Placement. In connection with the Private Placement, Paramount Capital, Inc. and their designees received Unit Purchase Warrants to purchase an aggregate of 40,395 shares of Series D Preferred Stock and 201,975 Class D Warrants as compensation for services as placement agent and financial advisor. Paramount Capital, Inc. allocated to Mr. Weiss and an entity of which Mr. Weiss is the managing member, Unit Purchase Warrants to purchase an aggregate of 5,934 shares of Series D Preferred Stock and 29,670 Class D Warrants.

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

        Under the terms of the joint venture, Genta Jago has contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services, totaling $350,000 in 1997, were recorded by the Company as related party contract revenue. Terms of the arrangement also grant the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 1998 through December 2000.

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

        (b) Reports on Form 8-K. During the fourth quarter of 1997, the Company filed the following reports on Forms 8-K:

               (i) On November 17, 1997, the Company filed a report on Form 8-K dated November 14, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Incorporated Announces Third Quarterly 1997 Results."

               (ii) On December 3, 1997, the Company filed a report on Form 8-K dated December 3, 1997 reporting under Item 5 that the Company issued a press release entitled "Genta Announces Initiation of Phase I/IIa Prostate Cancer Trial at Memorial Sloan-Kettering Cancer Center."

        (c) Exhibits required by Item 601 of Regulation S-K with each management contract, compensatory plan or arrangement required to be filed identified.

Exhibit
Number         Description of Document
--------------------------------------
3(i).1(1)      Restated   Certificate  of   Incorporation   as  amended  by  the
               Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock as amended by the Certificate of the Powers, Designations, Preferences and Rights of the Series C Convertible Preferred Stock.

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

10.1(3)(6)    Amended and Restated 1991 Stock Plan of Genta Incorporated.

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

10.91(20)(7)   Option,  Development  &  Sub-License  Agreement  (The Company has
               requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies
               B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.92(20)(7)   Development and Sub-License  Agreement (The Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

10.93(20)(7)   Development and Sub-License  Agreement (The Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V., a Dutch company, and Krypton Ltd., a Gibraltar limited company.

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

10.106(22)     New Class B Bridge  Warrant for the Purchase of 350,000 shares of
               Common Stock issued to The Aries Fund.

10.107(22)     New Class B Bridge  Warrant for the Purchase of 650,000 shares of
               Common Stock issued to The Aries Fund.

10.108(22)     Consulting  Agreement  dated as of August 27, 1997 by and between the Company and Paul O.P. Ts'o, Ph.D.

10.109(22)     Consulting Agreement dated as of August  27, 1997 by  and between the Company and Sharon B. Webster, Ph.D.

10.110(24)     Severance  Agreement,  Release  and  Covenant  Not to Sue between
               Thomas H. Adams, Ph.D. and the Company, dated May 5, 1998.

10.111(24)     Consulting  Agreement  between  the  Company and Thomas H. Adams,
               Ph.D., dated May 5, 1998.

10.112(25)     Severance Agreement No. 1, Release and Covenant Not  to Sue dated
               July 30, 1997, between the Company and Zofia Dziewanowska.

10.113(25)     Severance Agreement No. 2,  Release and Covenant Not to Sue dated
               August 1, 1997, between the Company and Zofia Dziewanowska.

10.114(25)     Consulting  Agreement  dated  as of July  31,  1997  between  the
               Company and Zofia Dziewanowska.

22.1(20)       Subsidiaries of the Registrant.

23.1(25)       Consent of Ernst & Young LLP, Independent Auditors.

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


(21) Exhibit 3(ii).2 is incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1997, Commission File No. 0- 19635.

(22) Incorporated herein by reference to the exhibits of the same numbers to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-19635.

(23) Incorporated herein by reference to the exhibits of the same numbers to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1997, Commission File No. 0-19635.

(24) Exhibits 10.110 and 10.111 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-19635.

(25)    Filed herewith.

        (d) See (a)(2) above.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of June, 1998.

                                      Genta Incorporated

                                      /s/ Kenneth G. Kasses, Ph.D.
                                      ----------------------------
                                      Kenneth G. Kasses, Ph.D.
                                      President, Principal Executive Officer and
                                      Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by Kenneth G. Kasses and Robert E. Klem, in their respective individual capacities and by Kenneth G. Kasses on behalf of the following persons, pursuant to the Power of Attorney constituting
Exhibit 24.1 hereto, in the capacities and on the dates indicated.

Signature                     On behalf of                 Capacity                          Date


/s/ Kenneth G. Kasses, Ph.D.  Kenneth G. Kasses, Ph.D.     President,                        June 18, 1998
----------------------------
Kenneth G. Kasses, Ph.D.                                   Principal Executive Officer
                                                           and Director

/s/ Robert E. Klem, Ph.D.    Robert E. Klem, Ph.D.         Principal,                        June 18, 1998
----------------------------
Robert E. Klem, Ph.D.                                      Accounting Officer,
                                                           Principal Financial Officer,
                                                           Vice President
                                                           and Director

/s/ Kenneth G. Kasses, Ph.D.
----------------------------
Kenneth G. Kasses, Ph.D.     Glenn L. Cooper, M.D.         Directors                         June 18, 1998
                             Donald G. Drapkin
                             Lawrence J. Kessel, M.D.
                             Peter Salomon, M.D.
                             Bobby W. Sandage, Jr., Ph.D.
                             Andrew J. Stein
                             Harlan J. Wakoff
                             Michael S. Weiss