Form 10-Q
period 1998-06-30
GENTA INCORPORATED /DE/
filed 1998-08-14
CIK 880643

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

                  For the quarterly period ended June 30, 1998

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

                      Yes _X_                       No ___


         As of August 6, 1998, the registrant had 6,516,089 shares of common stock outstanding.


================================================================================

                               Genta Incorporated
                                INDEX TO FORM 10



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at June 30, 1998          3
                  and December 31, 1997

              Condensed Consolidated Statements of Operations for the         4
                  Three and Six months Ended June 30, 1998 and 1997

              Condensed Consolidated Statements of Cash Flows for the         5
                  Six months Ended June 30, 1998 and 1997

              Notes to Condensed Consolidated Financial Statements            6

Item 2.       Management's Discussion and Analysis of Financial Condition     7
              and Results of Operations


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                              24

Item 4.       Submission of Matters to a Vote of Security Holders            24

Item 6.       Exhibits and Reports on Form 8-K                               25



SIGNATURES


                               Genta Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                   JUNE 30                DECEMBER 31
                                                                         --------------------------------------------------
                                 ASSETS                                            1998                     1997
                                                                         --------------------------------------------------
Current assets:
   Cash and cash equivalents.............................................$                417,966     $           1,202,668
   Short term investments................................................               4,773,378                 7,253,756
   Trade accounts receivable.............................................                 645,664                   431,046
   Inventories...........................................................                 786,184                   826,008
   Other current assets..................................................                 276,717                   218,513
                                                                         --------------------------------------------------
Total current assets.....................................................               6,899,909                 9,931,991
                                                                         --------------------------------------------------
Property and equipment, net..............................................               1,559,923                 1,718,150
Intangibles, net ........................................................               3,142,145                 3,390,032
Deposits and other assets................................................                 708,580                   713,730
                                                                         --------------------------------------------------
Total Assets                                                             $             12,310,557     $          15,753,903
                                                                         ==================================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................................$                573,751     $             849,108
   Payable to Research Institutions......................................                 635,661                   635,661
   Accrued payroll payable...............................................                 123,745                   548,295
   Other accrued expenses................................................               1,030,933                   992,660
   Deferred revenue......................................................                 232,730                   198,570
   Current portion of notes payable and
      capital lease obligations..........................................               1,067,374                   900,558
                                                                         --------------------------------------------------
Total current liabilities................................................$              3,664,194     $           4,124,852
                                                                         --------------------------------------------------
Notes payable, less current portion......................................                       -                         -
Deficit in joint venture.................................................               2,777,633                 2,204,053
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value;
        451,100  and 456,600  shares  issued and  outstanding  at
        June 30, 1998 and December 31, 1997, respectively, liquidation
        value is $27,066,000 at June 30, 1998                                                 451                       457
      Series D convertible preferred stock, $.001 par value; 226,995 shares issued and outstanding at June 30, 1998 and December 31, 1997
        liquidation value is $31,779,300 at June 30, 1998.                                    227                       227
   Common stock, $.001 par value; 70,000,000 shares authorized;
      5,752,116 and 5,712,364 shares issued and outstanding at
      June 30, 1998 and December 31, 1997, respectively..................                   5,752                     5,712
   Additional paid-in capital............................................             129,375,459               129,320,493
   Accumulated deficit...................................................            (128,024,159)             (124,467,891)
   Accrued dividends payable.............................................               4,511,000                 4,566,000
   Notes receivable from stockholders....................................                       -                         -
                                                                         --------------------------------------------------
Total stockholders' equity...............................................               5,868,730                 9,424,998
                                                                         --------------------------------------------------
Total Liabilities and Stockholders' Equity                               $             12,310,557     $          15,753,903
                                                                         ==================================================



                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    QUARTERS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------      ----------------------------------
                                                     1998               1997                  1998              1997
                                              -------------------  ----------------      ---------------  -----------------
Revenues:
   Product sales..............................$         1,032,367  $      1,093,214      $     2,634,546  $       2,252,053
   Contract Revenue for Genta Jago............             17,396            87,524               34,792            175,049
   Collaborative research
     and development..........................              7,036                 -               24,432             50,000
                                              -------------------  ----------------      ---------------  -----------------
                                              $         1,056,799  $      1,180,738      $     2,693,770  $       2,477,102
                                              -------------------  ----------------      ---------------  -----------------

Cost and expenses:
   Cost of products sold......................$           738,033  $        792,860      $     1,608,914  $       1,505,086
   Research and development...................            484,151         1,229,108            1,433,734          2,423,672
   Selling, general and
      administrative..........................          1,303,992         2,115,131            2,810,207          3,574,589
                                              -------------------  ----------------      ---------------  -----------------
                                              $         2,526,176  $      4,137,099      $     5,852,855  $       7,503,347
                                              -------------------  ----------------      ---------------  -----------------
Loss from operations..........................$        (1,469,377) $     (2,956,361)     $    (3,159,085) $      (5,026,246)
Equity in net loss of
  joint venture...............................           (286,790)         (477,393)            (573,580)          (780,522)
Other income (expense):
   Interest and other income..................             97,149            85,740              183,666            203,844
   Interest expense...........................             (3,839)         (930,299)              (7,269)        (1,541,249)

                                              -------------------  ----------------      ---------------  -----------------
Sub Total Other Income (Expense)                           93,310          (844,559)             176,397         (1,337,405)
                                              -------------------  ----------------      ---------------  -----------------
Net loss......................................$        (1,662,857) $     (4,278,313)     $    (3,556,268) $      (7,144,173)
Dividends Accrued on Preferred Stock..........                  -          (573,163)                   -         (1,148,318)
Dividends Imputed on Preferred Stock........                    -       (16,158,000)                   -        (16,158,000)
                                              -------------------  ----------------      ---------------  -----------------
Net loss applicable to
  common shares...............................$        (1,662,857) $    (21,009,476)     $    (3,556,268) $     (24,450,491)
                                              ===================  ================      ===============  =================
Net loss per common share.....................$              (.29) $          (4.89)     $          (.62) $           (5.90)
                                              ===================  ================      ===============  =================
Shares used in computing net
  loss per common share.......................          5,745,333         4,293,722            5,745,250          4,147,358
                                              ===================  ================      ===============  =================

See accompanying notes.

                               Genta Incorporated
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       -----------------------------
                                                                            1998           1997
                                                                            ----           ----
OPERATING ACTIVITIES
Net loss...............................................................$  (3,556,268)  $  (7,144,172)
Items reflected in net loss not requiring cash:
   Depreciation and amortization.......................................      406,114         466,889
   Equity in net loss of joint venture.................................      573,580         780,522
   Interest Imputed on Convertible Debentures..........................            -       1,363,333
   Changes in operating assets and liabilities.........................     (860,472)      1,474,580
                                                                       --------------  -------------
Net cash used in operating activities..................................   (3,437,046)     (3,058,848)

INVESTING ACTIVITIES
Maturities of Short Term Investments...................................    2,480,378         (11,556)
Purchase of property and equipment.....................................            -         338,161
Loans Receivable from joint venture....................................            -        (384,012)
Deposits and other.....................................................        5,150         (77,950)
                                                                       --------------  --------------
Net cash provided by investing activities..............................    2,485,528        (135,357)

FINANCING ACTIVITIES
Proceeds from notes payable............................................            -       3,000,000
Repayments of notes payable and capital leases.........................            -        (312,849)
Proceeds from issuance of preferred stock, net.........................            -       9,882,765
Proceeds from Notes Receivable.........................................            -          62,000
Increase in Current Portion Capital Leases/Notes Payable...............      166,816               -
                                                                      --------------   -------------
Net cash provided by financing activities..............................      166,816      12,631,916
                                                                       -------------- --------------
Increase (decrease) in cash and cash equivalents.......................     (784,702)      9,437,711
Cash and cash equivalents at beginning of period.......................    1,202,668         532,013
                                                                       -------------- --------------
Cash and cash equivalents at end of period.............................$     417,966  $    9,969,724
                                                                       ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid..........................................................$       7,269  $       26,584
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Preferred stock dividends accrued......................................            -       1,148,318
Common stock issued in payment of dividends on preferred stock.........       55,000          12,074
Common stock issued upon conversion of convertible debentures
   and accrued interest................................................            -         358,559
Preferred stock issued upon conversion of short term notes payable.....            -         650,000
Preferred stock issued for receivable..................................            -       4,154,007


See accompanying notes.
                                       5

                               Genta Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


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

(2)     Inventories

        Inventories are comprised of the following:
                                              June 30,      December 31,
                                              1998            1997
                                              -------       ------------


        Raw materials and supplies        $    309,962       $   329,681
        Work-in-process                        178,840           141,120
        Finished goods                         297,382           355,197
                                           -----------       -----------
                                          $    786,184       $   826,008
                                          ============       ===========


(3)     Net Loss Per Common Share

        As required, the Company adopted SFAS No. 128, "Earnings Per Share", for the year ended December 31, 1997. SFAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

        Net loss per common share for six months ended June 30, 1998 and 1997 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive where, as here, there is loss rather than earnings.

Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

(4)     Stockholders' Equity

        During May 1998, an aggregate of 2,000 shares of Series A Preferred Stock and accrued dividends were converted at the option of the respective holders thereof into an aggregate of 14,510 shares of Genta's common stock at a conversion price of $8.27 per share.

(5)     Legal Proceedings

        LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others, including Paramount Capital Inc., of which Dr. Rosenwald is the sole stockholder and Mr. Weiss is a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements (the "LBC Agreements"), allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment for which LBC is seeking a fee. In April 1998 a Complaint was filed in the United States District Court for the Southern District of New York (98 Civ. 2491) by LBC against the Company and the same other parties. The Company is engaged in settlement discussions with LBC.

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company currently intends to retain Maryland counsel so that it can properly evaluate these lawsuits and respond.

        On June 30, 1998, the Director General of the Company's subsidiary, Genta Pharmaceuticals Europe, SA, ("Genta Europe"), was served notice of a suit in Marseille, France by Marseille Amenagement, the manager of the Company's facilities in Marseille. On July 30, 1998, the Company's office in San Diego, California was also served with Notice of the suit. The suit seeks the payment of unpaid past rents in the amount of 473,464.50 FF (as of August 11, 1998, approximately $79,000), the removal of the Company from the facility and an indemnity payment of 1,852,429 FF (as of August 11, 1998, approximately $310,000), which is allegedly equal to the balance of the first nine years' rent. On July 1, 1998, the ANVAR notified Genta Europe of its claim that the Company remains liable for 4,187,423 FF (as of August 11, 1998, approximately $701,000) and is required to pay this amount immediately. In view of these events, the Board of Directors of Genta Europe directed the Director General to declare "Cessation of Payment" in the commercial court in France, which declaration was made in July 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its

--------
operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities, establishment of a sales and marketing organization, and development activities undertaken by Genta Jago, the Company's joint venture with Jagotec. From the period since its inception to June 30, 1998, the Company has incurred a cumulative net loss of $128.0 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

        The Company's independent auditors have included an explanatory statement in their report to the Company's financial statements at December 31, 1997, that expresses substantial doubt as to the Company's ability to continue as a going concern. There are several factors that must be considered risks in that regard and those that are known to management are discussed under the caption "Certain Trends and Uncertainties," in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

        The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations,  beliefs,  intentions  or  strategies  regarding  the future.  The
Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this MD&A and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

Results of Operations

        Operating revenues totaled $1.06 million in the second quarter of 1998 compared to $1.18 million in the second quarter of 1997, and $2.7 million for the six months ended June 30, 1998 compared to $2.5 million in the comparable period of 1997. This revenue is the result of sales by the Company's subsidiary, JBL Scientific, Inc. All of the Company's product sales are attributable to JBL. Sales of specialty chemical and pharmaceutical intermediate products used in the clinical diagnostics, pharmaceutical research and development and pharmaceutical manufacturing were $1.03 million in the second quarter of 1998 compared to $1.09 million in the same period in 1997, and $2.6 million for the six months ended June 30, 1998 compared to $2.3 million in the comparable period of 1997. While the annual demand for many of JBL's products is relatively stable, there are significant quarter to quarter variations in sales due to the timing of customers' production schedules and demands. Overall, demand for the Company's products has been increasing, while competition has caused prices to decrease. Sales of products used in pharmaceutical manufacturing and pharmaceutical research and development increased due to increased market penetration while sales of products used in clinical diagnostics trended slightly downward.

        Europa Bioproducts ("Europa"), JBL's European distributor, accounted for approximately 16.5%, of product sales in the second quarter, compared to 14.5% in the comparable period in 1997. Two other customers each accounted for more than 10% of product sales in the second quarter of 1998, representing 21.7% and 15.3%. Individual customers' demands for JBL products generally fluctuates with the outcomes of clinical trials or the availability of funding. The Company believes that the loss of any material customer, if not replaced, could have an adverse effect on the Company.

        Costs and expenses were $2.5 million in the second quarter of 1998, down from $4.1 million for the same quarter in 1997, and $5.9 million for the six months ended June 30, 1998 compared to $7.5 million in the comparable period in 1997. The costs of products sold by JBL decreased from $0.79 million in the second quarter of 1997 to $0.74 million in the second quarter of 1998, and were $1.6 million for the six months ended June 30, 1998 compared to $1.5 million for the six months ended June 30, 1997. Gross margins for JBL in the quarter were $0.29 million compared to $0.30 million in the second quarter of 1997, and $1.0 million for the six months ended June 30, 1998 compared to $0.74 million in the comparable period of 1997. The stability in gross margins largely reflects the level sales with relatively stable fixed overhead costs.

        Research and Development expenses decreased in the second quarter from $1.23 million in 1997 to $0.47 million in 1998, and in the six months ended June 30 from $2.4 million in 1997 to $1.4 million in 1998. Included in these expenses is $0.26 million in the second quarter of 1998 and $0.71 million in the first half of 1998 for the purchase of bulk G3139 to support the Company's expanded clinical research program. The remaining decrease in on-going research and development expenses is primarily attributable to the Company's research and development workforce reductions implemented in 1997 together with the discontinuation of several programs.

        Selling, General & Administrative Expenses were $1.3 million in the second quarter of 1998, compared to $2.1 million in the second quarter of 1997, and $2.8 million for the six months ended June 30, 1998 compared to $3.6 million in the comparable period of 1997. The reduction is attributable to the expenses of $868,000 of accrued severance costs recorded in the second quarter of 1997.

        The Company's net loss totaled $1.7 million, or $0.29 per common share, for the second quarter of 1998 compared to a net loss of $21.0 million, or $4.89 per common share, for the second quarter of 1997. For the first six months of 1998, the Company's net loss was $3.6 million, or $0.62 per share, compared to a net loss of $24.5 million for the first six months of 1997, or $5.90 per share. The Company's net losses for the second quarter and first half of 1998 were lower than those reported for the comparable periods of 1997 primarily as a result of the following which occurred in 1997: a one time charge of $16.1 million of imputed dividends due to the value associated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock; $0.57 million in accrued dividends on the Series A Preferred Stock; $0.87 million of accrued severance costs, which were partially offset by $0.75 million Research and Development cost-savings related to workforce and program reductions implemented in 1995 through 1997; and $0.82 million in interest expense from the amortization of debt issuance costs of Bridge Warrants issued in the first quarter of 1997.

        The Company's equity in net loss of joint venture (Genta Jago) decreased to $0.29 million in the second quarter of 1998 from $0.48 million in the comparable period of 1997, and $0.57 million for the six months ended June 30, 1998 compared to $0.78 million in the comparable period of 1997. The decrease in the Company's equity in net loss of joint venture is largely attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties. The equity in net loss of joint venture is determined by reducing the loss per Genta Jago's financials by Genta's 20% markup on internal costs for which the joint venture is billed plus the interest accrued on the working capital loans. For more detailed interim financial information regarding Genta Jago, see Exhibit 99.1, "Genta Jago Technologies B.V. (a development stage company) Statement of Operations (unaudited)" filed herewith.

        Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, there is reason to believe that any products that may be marketed in the future could represent significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competitors to Genta Jago's products being in the marketplace before Genta Jago, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products from payors such as reimbursers and government buyers. On May 20, 1998, Genta Jago received notice from Apothecon that they have terminated the agreement for the development of ketoprofen. Apothecon stated that their decision to terminate was based on the facts that a competing generic is already being successfully marketed, other competitors already have ANDAs pending for their own generic formulations of such drug and they consider the Geomatrix capsule size competitively disadvantageous. See "MD&A--Certain Trends and Uncertainties--Uncertainty of Technological Change and Competition" and "MD&A--Certain Trends and Uncertainties--Uncertainty of Product Pricing, Reimbursement and Related Matters." Both of these factors may adversely affect Genta Jago even if it is successful in developing products to obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is seeking to direct its resources away from the joint venture to its Anticode(TM) drug development, specifically G3139, for the immediate future.

        Interest   income  has  fluctuated   significantly   each  year  and  is
anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates each period.

        In consideration of EITF D-60, which was issued by the SEC in March 1997, the Company recorded debt issuance costs totaling $3.0 million related to value associated with 6.4 million Bridge Warrants issued in connection with a $3.0 million debt issue in February 1997 that matured in December 1997. The Company has amortized such costs to interest expense over the life of the debt. In the three months ended June 30, 1997, the Company recorded a charge to interest expense totaling $818,333 ($.14 per share) related to amortization of such debt issuance costs.

Liquidity and Capital Resources

        Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $124.5 million through June 30, 1998. At June 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $5.2 million compared to $8.5 million at December 31, 1997.

        The Company will need substantial additional funds. The Company projects that, at its current rate of spending and for its current activities, its existing cash funds will enable the Company to maintain its present operations into the first quarter of 1999. To the extent that the Company is successful in accelerating its development of G3139 or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Similarly, the Company has been seeking to identify and hire additional senior managers to direct the business of the Company. To the extent it is successful in these endeavors, the rate of cash utilization would also increase. Certain parties with whom the Company has agreements have claimed default and some have instituted legal proceedings.
Should the Company be obligated to pay these claims or should the Company be obliged to incur significant legal fees to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A--Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources devoted to Genta Jago; (iv) the level of resources that the Company devotes to sales and marketing capabilities; (v) technological advances; (vi) the activities of competitors; and (vii) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

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

        In the second quarter of 1998, the holders of an aggregate of 2,000 shares of Series A Preferred Stock converted those shares into 14,510 shares of Common Stock. After the close of the second quarter of 1998, an aggregate of 7,210 shares of Series D Preferred Stock were converted by their respective holders into an aggregate of 763,971 shares of Common Stock (approximately 11.7% of the outstanding Common Stock).

Impact of Year 2000

        Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have sensitive software that recognizes a date using 00 as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could cause a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions or engage in similar normal business activities.

        The Company has completed its assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is currently implementing a plan to acquire and install new computer hardware and upgraded software in its facilities that will accommodate dating beyond 1999. The total year 2000 project cost is not expected to be material and is expected to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with the modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company.

        The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Certain Trends and Uncertainties

        In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

Need for Additional Funds; Risk of Insolvency.

        Genta's operations to date have consumed substantial amounts of cash. The Company will need to raise substantial additional funds to continue its operations and to conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of research and development, results of pre-clinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the FDA and foreign regulatory processes, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

Loss History; Uncertainty of Future Profitability.

        Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to June 30, 1998, the Company has incurred a cumulative net loss of $128.0 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company's independent auditors have included an explanatory paragraph in their report to the Company's financial statements at December 31, 1997, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. See "Report of Ernst & Young LLP, Independent Auditors" in the 1997 Annual Report and "MD&A -- Certain Trends and Uncertainties -- Need for Additional Funds; Risk of Insolvency."

Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

        In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $27.1 million preference of the 451,100 outstanding shares of Series A Preferred Stock and the approximately $37.4 million preference of 267,390 shares of Series D Preferred Stock (including 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series A and Series D Preferred Stocks have been paid or funds have been set aside for such preferred dividends by the Company.

        The conversion rate of the Series A Preferred Stock and the exercise price of warrants issued in connection with the Series A Preferred Stock (the "Series A Warrants") are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $67.50 per share or less. As of June 30, 1998, each share of Series A Preferred Stock is convertible into approximately 7.255 shares of Common Stock at a conversion price of $8.27 per share and the exercise price of the Series A Warrants is presently $9.32 per share. There are outstanding Series A Warrants to purchase an aggregate of 675,966 shares of Common Stock, which expire on September 24, 1998. The conversion rate of the Series D Preferred Stock and the exercise prices of the Class D Warrants are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at prices per share below certain levels. In addition, the Conversion Price of the Series D Preferred Stock in effect on January 29, 1999 (the "Reset Date") will be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the 20 consecutive trading days immediately preceding the Reset Date (the "19 Month Trading Price") is less than 140% of the then applicable Conversion Price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable Conversion Price will be reduced to be equal to the greater of (i) the 19 Month Trading Price divided by
1.40 and (ii) 25% of the then applicable Conversion Price. Each share of Series D Preferred Stock is presently convertible into approximately 106 shares of Common Stock, at a conversion price of $0.94375 per share of Common Stock, and the exercise price of the Class D Warrants is presently $0.94375 per share. There are 807,900 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. Finally, the Company has outstanding Bridge Warrants to purchase an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share, warrants to purchase an aggregate of 95,768 shares of Common Stock at various exercise prices between approximately $13 and $21 per share and outstanding employee stock options. The Note and Warrant Purchase Agreement provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement (as defined below) that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997, however, the Company has to date been unable to have such shelf registration statement declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities" in the 1997 Annual Report.

Claims of Genta's Default Under Various Agreements.

        On May 7, 1997 Jago and Jagotec gave Genta Jago formal notices of its assertion that Genta Jago is in breach of the Restated GEOMATRIX(R) Services Agreement, the Restated GEOMATRIX(R) Research and Development Agreement and the Restated GEOMATRIX(R) License Agreement, stating that should the breach not be cured within the applicable cure period, Genta Jago would reserve the right to terminate the agreements in accordance with their terms. Each of these Agreements provides for a cure period of 30 days, except that if the default is not capable of being cured within this period and the defaulting party is diligently undertaking to cure such default as soon as commercially feasible thereafter under the circumstances, then the non-breaching party shall have no right to terminate the agreement. In addition each of these agreements contains a provision providing for the final resolution of any disputes, claims or controversies, whether before or after termination of the agreement, by arbitration in Paris, France. After the 30-day cure period expired, Jago did not take action purporting to terminate these agreements but did not rescind the notices of default. Jago, Jagotec and Jago Holding AG also gave formal notice of default under the Restated Joint Venture and Shareholders Agreement, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to Jago. The amount claimed by Jago to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. There is no specific cure period contained in the Restated Joint Venture and Shareholders Agreement but rather a provision providing for resolution of disputes, claims or controversies by arbitration in Paris, France. The Company met with Jago and is attempting to resolve the situation without resort to arbitration. While a termination of these agreements may have a material adverse effect on the Company, the Company intends to oppose vigorously Jago's position. Stating that it was without prejudice to Genta's position, Genta provided approximately $129,000 to Genta Jago for the payment by Genta Jago of all amounts claimed by Jago under the Restated GEOMATRIX(R) License Agreement and certain other amounts owed by Genta Jago to third parties (both included in Jago's notice of default). On May 15, 1997, Johns Hopkins University ("Johns Hopkins") sent Genta a letter stating that the license agreement entered into between the Company and Johns Hopkins in May 1990 (the "Johns Hopkins Agreement") was terminated. On November 26, 1997 Drs. Paul O.P. Ts'o and Paul Miller (the "Ts'o/Miller Partnership") sent Genta a letter claiming that Genta was in material breach of the February 1989 license agreement between the Company and the Ts'o/Miller Partnership (the "Ts'o/Miller Agreement") for failing to pay royalties from 1995 through 1997. This notice further advised that if the alleged breach were not cured within 90 days of the notice the license would be terminated. By letter dated April 28, 1998, the Ts'o/Miller Partnership advised the Company that it was terminating the license granted pursuant to the Ts'o/Miller Agreement. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company currently intends to retain Maryland counsel so that it can properly evaluate these lawsuits and respond. See "Business -- Anticode(TM) Brand of Antisense Oligonucleotide Programs -- Oligonucleotide Collaborative and Licensing Agreements -- Ts'o/Miller/Hopkins" in the 1997 Annual Report and "Legal Proceedings." The Company is currently engaged in settlement discussions with Johns Hopkins and the Ts'o/Miller Partnership. The French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") asserted, in a letter dated February 13, 1998, that

Genta Europe was not in compliance with the ANVAR Agreement and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, the ANVAR notified Genta Europe of its claim that the Company remains liable for 4,187,423 FF (as of August 11, 1998, approximately $701,000) and is required to pay this amount immediately. In July 1998, Genta Europe declared "Cessation of Payment" in the commercial court in France. See "Legal Proceedings" and see "Business -- Genta Europe" in the 1997 Annual Report. LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others. See "Legal Proceedings." There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability. See "MD&A -- Liquidity and Capital Resources."

Early Stage of Development; Technological Uncertainty.

        Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, most of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While the Company has demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro and the activity of antisense technology in animals and has identified compounds that the Company believes are worthy of additional testing, only one of these potential Anticode(TM) oligonucleotide products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of oligonucleotide technology will result in products that will receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in pre-clinical studies or early clinical investigations or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in pivotal human clinical or bioequivalence trials. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of the Company's products currently in pre-clinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. The Company is pursuing research and development through Genta Jago of a range of oral controlled- release formulations of currently available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been formulated using GEOMATRIX technology. On July 27, 1998, SkyePharma PLC, the parent company to Jago, announced that an ANDA for naproxen sodium filed by Brightstone Pharma, its U.S. sales and marketing subsidiary, had been accepted for filing by the FDA. Brightstone has a license from Genta Jago to market this product. There can be no assurance that any of the Company's or Genta Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years. Certain competitive products have already been filed with and/or approved by the FDA. See "MD&A -- Certain Trends and
Uncertainties -- Potential Adverse Effect of Technological Change and Competition."

Limited Availability of Net Operating Loss Carry Forwards.

        At December 31, 1997, the Company has federal and California net operating loss carryforwards of approximately $71,697,000 and $15,236,000 respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1997. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. Approximately $2,767,000 of the California tax loss carryforward expired during 1997 and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss will continue to expire in 1998, unless utilized. The Company also has federal and California research and development tax credit carryforwards of $2,921,000 and $1,203,000, respectively, which will begin expiring in 2003 unless previously utilized.

        Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996 and 1997. Because of the decrease in value of the Company's stock, the ownership changes which occurred in 1996 and 1997 will have a material limitation on the Company's ability to utilize these carryforwards.

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

        The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. In October

1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. Six soil borings were drilled and groundwater wells were installed at several locations around the site. Chloroform was detected at levels of up to 190 ug/liter on-site, exceeding the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter. PCEs were also detected at levels of up to 22 ug/liter on-site, exceeding the California Drinking Water Maximum Contamination Level of 5 ug/liter. In addition, toluene was detected at levels of up to 2 ug/liter at several points on-site, which is significantly below the California Toxicity Action Level of 100 ug/liter. These toxicity levels are not binding, as the final regulatory maximum levels may be higher or lower. JBL has notified the appropriate regulatory agency, the California Regional Water Quality Control Board, of conditions at the site, and with the agency's approval, JBL is monitoring groundwater conditions at the site on a quarterly basis. JBL is currently in the pre-regulatory action stage with ongoing site monitoring and site assessment. In addition, current sampling results indicate that contaminants may be migrating off-site. An off-site well, used as a domestic and irrigation water source, has shown evidence of being impacted by chloroform at
1.0 ug/liter, significantly below the California Drinking Water Maximum Contamination Level for trihalomethanes of 100 ug/liter, and toluene at 0.9 ug/liter, also significantly below (less than one percent of) the California Toxicity Action Level of 100 ug/liter. While another off-site well has been found to contain chloroform, the engineering consultant concluded that the contaminants do not appear to relate to impact from the JBL site. The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with Governmental Regulations, however, there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future.

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

Potential Adverse Effect of Technological Change and Competition.

        The biotechnology industry is subject to intense competition and rapid and significant technological change. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. As competitors of the Company or of Genta Jago receive approval to products that share the same potential market as the Company's or Genta Jago's potential products, the market share available to the Company or Genta Jago will likely be reduced, thereby reducing the potential revenues and earnings available to the Company or Genta Jago. In addition, increased pricing competition would also likely result, further reducing the earnings potential of the Company's or Genta Jago's products. The Company is aware that certain competitors of Genta Jago have filed, and received approval of, ANDAs for generic formulations of drugs of which Genta Jago was working to develop generic formulations. Furthermore, if the Company or Genta Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery or antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

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

Need for and Dependence on Qualified Personnel.

        The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel or both is likely further to impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to attract and retain the qualified personnel necessary for the development of its business. The Company is actively engaged in the search for a new Chief Financial Officer. In March 1998, the Company's Controller resigned and a replacement is being sought.

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

Fundamental Change.

        The Company's Restated Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change," the holders of Series A Preferred Stock have the option of requiring the Company to repurchase all of each such holder's shares of Series A Preferred Stock at the Redemption Price, an event that could result in the Company being required to pay to the holders of Series A Preferred Stock stock or (in certain circumstances) cash in the aggregate amount of approximately $27.1 million. Furthermore, if the Company is required to redeem the Series A Preferred Stock it would also be required (subject to certain conditions) to offer to redeem the Series D Preferred Stock on a pari passu basis with the Series A Preferred Stock and with the same type of consideration paid in redemption of the Series A Preferred Stock; upon a Fundamental Change, the Company could, under certain circumstances, be required to pay the holders of Series D Preferred Stock cash in the aggregate amount of approximately $31.8 million (not including an additional $5.7 million that could be payable upon redemption of 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). "Fundamental Change" is defined as: (i) a "person" or "Group" (as defined), together with any affiliates thereof, becoming the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions); (ii) any consolidation of the Company with, or merger of the Company into, any other person, any merger of another person into the Company, or any sale, lease or transfer of all or substantially all of the assets of the Company to another person (subject to certain exceptions); (iii) the sale, transfer or other disposition (or the entry into a commitment to sell, transfer or otherwise dispose) of all or any portion of the shares of Genta Jago held at any time by the Company (or the imposition of any material lien on such shares which lien is not removed within 30 days of imposition) and the sale (or functional equivalent of a sale) of all or substantially all of the assets of Genta Jago or (iv) the substantial reduction or elimination of a public market for the Common Stock as the result of repurchases, delisting or deregistration of the Common Stock or corporate reorganization or recapitalization undertaken by the Company.

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

Volatility  of  Stock  Price;  Market  Overhang  from  Outstanding   Convertible
Securities and Warrants.

        The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-ten reverse stock split of its Common Stock. The stockholders also approved a reduction of the Company's authorized shares of Common Stock from 150,000,000 to 70,000,000. The Company commenced trading on a post reverse split basis at the commencement of trading on April 7, 1997. As of August 6, 1998, the Company had 6,516,089 shares of Common Stock outstanding. The Company obtained stockholder approval of two for three, one for two, two for five, one for three, one for four, one for five, one for seven and one for ten reverse stock splits at its annual stockholders' meeting held on July 14, 1998, and the Board may, in its discretion, effect one of these reverse stock splits at any time on or prior to the Company's next annual meeting of stockholders and would abandon the remaining alternative reverse stock splits without further action by the stockholders of the Company. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

        No predictions can be made of the effect that future market sales of the shares of Common Stock underlying the convertible securities and warrants referred to under the caption "MD&A -- Certain Trends and Uncertainties - - Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

Certain Interlocking Relationships; Potential Conflicts of Interest.

        The Aries Funds have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D., and Andrew J. Stein as nominees to the Board of Directors. Such persons were elected as Directors of the Company. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding Common Stock. See "MD&A -- Certain Trends and Uncertainties -- Concentration of Ownership and Control" below. In addition to the Aries Funds' investments in the Company that are disclosed in "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities," in the 1997 Annual Report, the Aries Funds also engaged in the following transactions: as of June 30, 1997, the Aries Funds purchased an aggregate of 10,000 shares of Series D Preferred Stock and 50,000 Class D Warrants in a private placement (the "Private Placement"); on December 2, 1997, the Aries Funds purchased an aggregate of 54,000 shares of Series A Preferred Stock; on December 29, 1997, warrants to purchase an aggregate of 1,000 shares of Series D Preferred Stock and 5,000 Class D Warrants were allocated to the Aries Funds by Paramount Capital, Inc., which warrants were received in connection with the Private Placement; on December 31, 1997, the Aries Funds converted the outstanding principal of, and interest on, their respective Senior Secured Convertible Bridge Notes of the Company into an aggregate of 52,415 shares of Series D Preferred Stock; and in July 1998, the Aries Funds purchased 40,000 shares of Series A Preferred Stock. Furthermore, the Company may be required to issue Penalty Warrants to the Aries Funds. See "Risk Factors--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments." Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President of Paramount Capital, Inc. and of Paramount Capital Investments LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

Concentration of Ownership and Control.

        The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. See "MD&A - - Certain Trends and Uncertainties -- Certain Interlocking Relationships; Potential Conflicts of Interest." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also "MD&A -- Certain Trends and Uncertainties -- Effect of Certain Anti-Takeover Provisions" below.

Effect of Certain Anti-Takeover Provisions.

        The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of the By-laws. Additionally, the Company has contractual obligations to certain of its security holders that may impair potential takeovers. See "MD&A -- Certain Trends and Uncertainties -- Certain Interlocking Relationships; Potential Conflicts of Interest." Further, pursuant to the terms of its stockholder rights plan adopted in December 1993, the Company has distributed a dividend of one right for each outstanding share of Common Stock. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The stockholder rights plan was amended to permit the consummation of the $3 million private placement in February 1997 and the Private Placement in June 1997. Additionally, pursuant to the Company's Restated Certificate of Incorporation, if any "person" or "Group" (as defined), together with any affiliates thereof, becomes the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions), then a Fundamental Change (as defined) would occur and the Company would be obligated to redeem the Series A and Series D Preferred Stocks. See "MD&A -- Certain Trends and Uncertainties -- Fundamental Change." This Fundamental Change provision is a further disincentive for any person attempting to acquire 60% or more of the total voting power of the Company's Voting Shares.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

        LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others, including Paramount Capital Inc., of which Dr. Rosenwald is the sole stockholder and Mr. Weiss is a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment for which LBC is seeking a fee. In April 1998 a Complaint was filed in the United States District Court for the Southern District of New York (98 Civ. 2491) by LBC against the Company and the same other parties.
The Company is engaged in settlement discussions with LBC.

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company currently intends to retain Maryland counsel so that it can properly evaluate these lawsuits and respond.

        On June 30, 1998, the Director General of the Company's subsidiary, Genta Europe, was served notice of a suit in Marseille, France by Marseille Amenagement, the manager of the Company's facilities in Marseille. On July 30, 1998, the Company's office in San Diego, California was also served with Notice of the suit. The suit seeks the payment of unpaid past rents in the amount of 473,464.50 FF (as of August 11, 1998, approximately $79,000), the removal of the Company from the facility and an indemnity payment of 1,852,429 FF (as of August 11, 1998, approximately $310,000), which is allegedly equal to the balance of the first nine years' rent. On July 1, 1998, the ANVAR notified Genta Europe of its claim that the Company remains liable for 4,187,423 FF (as of August 11, 1998, approximately $701,000) and is required to pay this amount immediately. In view of these events, the Board of Directors of Genta Europe directed the Director General to declare "Cessation of Payment" in the commercial court in France, which declaration was made in July 1998.

        No material legal proceedings were terminated in the quarter ended June 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

        (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on July 14, 1998. After voting on certain of the matters, the Annual Meeting was temporarily adjourned and then reconvened and permanently adjourned on July 28, 1998.

        (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors' nominees for the Class I directors listed in the definitive proxy statement of the Company dated as of June 22, 1998.

        (c) Briefly described below is each matter voted upon at the Annual Meeting.

               (i) Approval of the amendment to the Company's Restated Certificate of Incorporation to effectuate a reverse stock split of the Company's outstanding Common Stock. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted was 18,735,940 in favor, 938,894 against, 8,265 abstained and no broker non-votes.

               (ii) Approval of the amendment to the Company's Restated Certificate of Incorporation to remove the requirement that stockholder action be taken at a meeting. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted was 20,047,308 in favor, 695,117 against, 81,550 abstained and 2,997,831 broker non-votes.

               (iii)  Approval  of  the  amendment  to  the  Company's  Restated
Certificate of Incorporation to remove the classification of the Board of Directors. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted was 20,138,695 in favor, 575,644 against, 109,636 abstained and 2,997,831 broker non-votes.

               (iv) Election of four Class I directors. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted and withheld for the election of each director was as follows:

        Directors                            Votes For             Withheld
        ---------                            ---------             --------
        Kenneth G. Kasses, Ph.D.             19,503,907            179,193
        Peter Salomon, M.D.                  19,504,307            178,793

        Andrew J. Stein                      19,503,437            179,663

        Harlan J. Wakoff                     19,503,097            180,003

               (v) Approval of the 1998 Stock Incentive Plan and approval of grants of option under such Plan. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted was 15,494,338 in favor, 878,636 against, 99,614 abstained and 3,210,511 broker non-votes.

               (vi) Approval of the Non-Employee Directors' 1998 Stock Incentive Plan and approval of grants of option under such Plan. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted was 15,517,715 in favor, 813,906 against, 140,967 abstained and 3,210,511 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

Exhibit
Number         Description of Document
------         -----------------------


10.1(1)        Genta Incorporated 1998 Stock Incentive Plan

10.2(1)        Genta Incorporated Non-Employee Directors' 1998 Stock Option Plan

10.3(1) Stock Option Agreement dated as of May 28, 1998 between the Company and Kenneth G. Kasses, Ph.D. pursuant to the Company's 1998 Stock Incentive Plan

10.4(1) Form of Stock Option Agreement dated as of May 28, 1998 between the Company and each of the directors listed in Section 5(c) of the Company's Non-Employee Directors' 1998 Stock Option Plan

27.1(1)        Financial Data Schedule

99.1(1) Genta Jago Technologies B.V. (a development stage company) Statement of Operations (unaudited)


(1)            Filed herewith.

        (b)    Reports on Form 8-K

        (i) On April 2, 1998, the Company filed a Report on Form 8-K dated as of April 1, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta Announces Issue of Patent for Lead Antisense Compound that Targets the BCL-2 Gene, Implicated in Prostate and Other Cancers."

        (ii) On May 20, 1998, the Company filed a Report on Form 8-K dated as of May 19, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta Incorporated Announces First Quarter 1998 Results."

        (iii) On June 17, 1998, the Company filed a Report on Form 8-K dated as of June 17, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta Announces the Issuance of Two Patents Directed To High Potency Antisense Compounds that Target the Production of Disease Causing pre-RNA."

        (iv) On June 23, 1998, the Company filed a Report on Form 8-K dated as of June 18, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta to Commence Phase I/IIa Malignant Melanoma Trial of bcl-2 Antisense Compound in Combination with a Chemotherapeutic Drug."

        (v) On June 25, 1998, the Company filed a Report on Form 8-K dated as of June 24, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta Signs Letter of Intent with National Cancer Institute for Collaborative Research & Development Agreement."

        (vi) On July 2, 1998, the Company filed a Report on Form 8-K dated as of July 1, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta Receives Consent to Waive Registration of Common Stock Underlying Its Series D Preferred Stock."

        (vii) On July 15, 1998, the Company filed a Report on Form 8-K dated as of July 14, 1998 reporting under Item 5 that the Company issued a press release entitled "Genta to Commence Second Phase I/IIa Prostate Cancer Trial of bcl-2 Antisense Compound."

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENTA INCORPORATED
                          (Registrant)



                          By:    /s/Kenneth G. Kasses, Ph.D.
                                 ---------------------------
                          Name:  Kenneth G. Kasses, Ph.D.
                          Title: President, Principal Executive Officer and
                                 Principal Financial Officer



Date:   August 14, 1998