Form 10-Q
period 1998-09-30
GENTA INCORPORATED /DE/
filed 1998-11-17
CIK 880643

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

            For the quarterly period ended September 30, 1998

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


                        Yes X      No
                           ---        ---

  As of November 10, 1998, the registrant had 9,274,964 shares of common stock outstanding.

================================================================================

                               Genta Incorporated
                               INDEX TO FORM 10-Q

PART I.        FINANCIAL INFORMATION                                            Page
                                                                                ----

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at September 30, 1998
                      and December 31, 1997                                       3

               Condensed Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 1998 and 1997     4

               Condensed Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 1998 and 1997               5

               Notes to Condensed Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          8


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                 25

Item 5.        Other Information                                                 26

Item 6.        Exhibits and Reports on Form 8-K                                  26


SIGNATURES                                                                       27

Genta Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998
(UNAUDITED)


                                                              SEPTEMBER 30          DECEMBER 31
                                                          ------------------    ------------------
                                                                  1998                  1997
                        ASSETS                            ------------------    ------------------

Current assets:
  Cash and cash equivalents............................          $   288,815           $ 1,202,668
  Short term investments...............................            3,477,353             7,253,756
  Trade accounts receivable............................              895,662               431,046
  Inventories..........................................              958,806               826,008
  Other current assets.................................              243,899               218,513
                                                          ------------------    ------------------
Total current assets...................................            5,864,535             9,931,991
                                                          ------------------    ------------------
Property and equipment, net............................            1,408,663             1,718,150
Intangibles, net.......................................            2,920,774             3,390,032
Deposits and other assets..............................              702,080               713,730
                                                          ------------------    ------------------
                                                                 $10,896,052           $15,753,903
                                                          ==================    ==================
Total Assets

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................          $   547,025           $   849,108
  Payable to Research Institution......................              635,661               635,661
  Accrued payroll payable..............................               88,105               548,295
  Other accrued expenses...............................              686,782               992,660
  Deferred revenue.....................................               50,000               198,570
  Current portion of notes payable and
    capital lease obligations..........................            1,113,870               900,558
                                                          ------------------    ------------------
Total current liabilities..............................          $ 3,121,443           $ 4,124,852
                                                          ------------------    ------------------
Notes payable, less current portion....................                    -                     -
Deficit in joint venture...............................            3,064,423             2,204,053
Stockholders' equity:
  Preferred stock:  5,000,000 shares authorized;
    Series A Convertible Preferred Stock, $.001 par value:
    451,100 and 456,600 shares issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively,
    liquidation value is $27,066,000 at September 30, 1998               451                   457
  Series D Convertible Preferred Stock, $.001 par value:
    206,185 and 226,995 shares issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively,
    liquidation value is $27,865,900 at September 30, 1998...            203                   227
  Common stock, $.001 par value:  70,000,000 shares
    authorized; 8,264,430 and 5,712,364 shares issued and
    outstanding at September 30, 1998 and December 31,
      1998 and December 31, 1997, respectively.........                8,265                 5,712
  Additional paid-in capital...........................          129,372,970           129,320,493
  Accumulated deficit..................................         (129,182,703)         (124,467,891)
  Accrued dividends payable............................            4,511,000             4,566,000

Total stockholders' equity.............................            4,710,186             9,424,998
                                                          ------------------    ------------------
Total Liabilities and Stockholders' Equity.............          $10,896,052           $15,753,903
                                                          ==================    ==================


                            (See Accompanying Notes)

Genta Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                      Quarters Ended September 30,           Nine Months Ended September 30,
                                     ----------------------------            ------------------------------
                                         1998            1997                    1998             1997
                                                      (restated)                               (restated)
                                     ------------    ------------            ------------    --------------
Revenues:
  Product sales....................  $  1,466,912    $  1,206,883            $  4,101,458    $    3,458,936
  Contract Revenue from Genta Jago.        17,396          87,524                  52,188           262,573
  Collaborative research and
     development...................        15,860               -                  40,292            50,000
                                     ------------    ------------            ------------    --------------

                                     $  1,500,168    $  1,294,407            $  4,193,938    $    3,721,509
                                     ------------    ------------            ------------    --------------
Cost and expenses:
  Cost of products sold............  $    729,368    $    834,759            $  2,338,282    $    2,339,845
  Research and development.........       354,649       2,236,334               1,788,383         4,484,957
  Selling, general and
     administrative................     1,393,274       1,964,330               4,203,481         5,538,919
                                     ------------    ------------            ------------    --------------

                                     $  2,477,291    $  5,035,423            $  8,330,146    $   12,363,721
                                     ------------    ------------            ------------    --------------
Loss from operations...............  $   (977,123)   $ (3,741,016)           $ (4,136,208)   $   (8,642,212)
Equity in net loss of joint venture      (286,790)       (144,533)               (860,370)         (925,055)
Other income (expense):
  Interest and other income........        91,452         223,176                 275,118           427,020
  Interest expense.................        (3,480)       (889,940)                (10,749)       (2,431,189)
                                     ------------    ------------            ------------    --------------
Sub Total Other Income (Expense)...        87,972        (666,764)                264,369        (2,004,169)
                                     ------------    ------------            ------------    --------------
Net loss...........................  $ (1,175,941)   $ (4,552,313)           $ (4,732,209)   $  (11,571,436)
Dividends Accrued on Preferred Stock            -        (542,183)                      -        (1,690,501)
Dividends Imputed on Preferred Stock            -               -                       -       (16,158,000)
                                     ------------    ------------            ------------    --------------
Net loss applicable to common shares $ (1,175,941)   $ (5,094,496)           $ (4,732,209)   $  (29,419,937)
                                     ============    ============            ============    ===============
Net loss per common share..........  $       (.15)   $      (1.14)           $       (.59)   $         (6.92)
                                     ============    ============            ============    ===============
Shares used in computing net loss
  per common share.................     8,021,411       4,451,289               7,974,363          4,249,782
                                     ============    ============            ============    ===============


                                      (See Accompanying Notes)

Genta Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    1998               1997
                                                                    ----               ----
                                                                                    (Restated)
                                                                                    ----------

Operating activities
Net Loss                                                       $  (4,732,209)    $  (11,784,009)
Items reflected in net loss not requiring cash:
  Depreciation and amortization..............................        778,745            708,475
  Write-off of intangibles...................................              -            600,000
  Equity in net loss of joint venture........................        860,370            925,055
  Interest Imputed on convertible debentures.................              -          2,181,666
Changes in operating assets and liabilities..................     (1,822,124)         1,168,114
                                                               -------------     --------------

Net cash used in operating activities........................     (4,915,218)        (6,200,699)

Investing activities
Maturities of short-term investments.........................      3,776,403         (3,936,409)
Purchase of property and equipment...........................              -            (34,264)
Sale of property and equipment...............................              -            338,161
Investment in and advances to joint venture..................              -           (571,999)
Deposits and other...........................................         11,650            146,523
                                                               -------------     --------------

Net cash used in investing activities........................      3,788,053         (4,057,988)

Financing activities
Issuance of common stock.....................................              -                  -
Issuance of preferred stock, net.............................              -         13,972,261
Proceeds from notes payable..................................              -          3,000,000
Proceeds from notes receivable...............................              -             62,000
Increase in current portion of capital leases/notes payables.        213,312           (526,134)
Other........................................................              -                  -
                                                               -------------     --------------

Net cash provided by financing activities....................        213,312         16,508,127
                                                               -------------     --------------

Increase/(Decrease) in cash and cash equivalents.............       (913,853)         6,249,440
Cash and cash equivalents at beginning of period.............      1,202,668            532,013
                                                               -------------     --------------

Cash and cash equivalents at end of period...................  $     288,815     $    6,781,453
                                                               =============     ==============


Supplemental disclosures of cash flow information:
Interest paid................................................  $                 $       27,456
Supplemental schedule of noncash investing and
  financing activities:
Preferred stock dividends accrued............................              -          1,690,501
Common stock issued in payment of dividends on preferred stock             -             17,192
Common stock issued upon conversion of convertible debentures
  and accrued interest.......................................              -            358,559
Preferred stock issued upon conversion of short term notes payable         -            650,000
Preferred stock issued for receivable........................              -          4,154,007



                                   (See Accompanying Notes)

                               Genta Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

(2)     Inventories

        Inventories are comprised of the following:


                                         December 31, 1997      September 30, 1998
                                       --------------------    --------------------

Raw materials and supplies             $            385,517    $            329,681

Work-in-process                                     311,440                 141,120

Finished goods                                      261,849                 355,197

                                       --------------------    --------------------


                                       $            958,806    $            826,008
                                       ====================    ====================



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

        Net loss per common share for the nine months ended September 30, 1998 and 1997 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculation of the net loss per common share as their effect is antidilutive where, as here, there is loss rather than earnings. Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

(4)     Stockholders' Equity

During the third quarter of 1998, an aggregate of 23,710 shares of Series D Preferred Stock were converted at the option of the respective holders thereof into an aggregate of 2,512,312 shares of Genta's common stock at a conversion price of $0.94375 per share. From the close of the third quarter through November 10, 1998 an aggregate of 2,000 shares of Series A Preferred Stock were converted at the option of the holders of the shares into an aggregate of 14,510 shares of Genta's common stock at a conversion price of $8.27 per share and an aggregate of 9,400 shares of Series D Preferred Stock were converted at the option of the holders of the shares into an aggregate of 996,024 shares of the Company's common stock at a conversion price of $0.94375 per share.

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

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company is currently in settlement negotiations.

On June 30, 1998, the Director General of the Company's subsidiary, Genta Pharmaceuticals Europe, SA ("Genta Europe"), was served notice of a suit in Marseilles, France by Marseilles Amenagement, the manager of the Company's facilities in Marseilles. On July 30, 1998, the Company's office in San Diego, California was also served with notice of the suit. The suit seeks the payment of unpaid past rents in the amount of 473,464.50 FF (as of November 12, 1998, approximately $83,000), the removal of the Company from the facility and an indemnity payment of 1,852,429 FF (as of November 12, 1998, approximately $326,000), which is allegedly equal to the balance of the first nine years' rent. A hearing is scheduled for December 11, 1998. On July 1, 1998, the ANVAR notified Genta Europe by letter of its claim that the Company remains liable for 4,187,423 FF (as of November 12, 1998, approximately $737,000) and is required to pay this amount immediately. In view of these events, the Board of Directors of Genta Europe directed the Director General to declare "Cessation of Payment" in the commercial court in France, which declaration was made in July 1998. On
August 27, 1998, the commercial court appointed a trustee to replace the Director General and to represent Genta Europe in its liquidation process.

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

           JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The EPA plans on sending by the beginning of January 1999 individual volume calculations to each de minimis PRP that received the aforementioned notice letter. While the terms of a settlement have not been discussed, any settlement with de minimis PRPs should contain standard contribution protection language. JBL is investigating all factual and legal defenses that are available to it and plans on responding to this matter accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery, research and development. The Company has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities, establishment of a sales and marketing organization, and development activities undertaken by Genta Jago, the Company's joint venture with Jagotec. From the period since its inception to September 30, 1998, the Company has incurred a cumulative net loss of $129.2 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

        The Company's independent auditors have included an explanatory statement in their report to the Company's financial statements at December 31, 1997, that expresses substantial doubt as to the Company's ability to continue as a going concern. There are several factors that must be considered risks in that regard and those that are known to management are discussed under the caption "Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

Results of Operations

         Operating revenues totaled $1.5 million in the third quarter of 1998 compared to $1.3 million in the third quarter of 1997 and $4.2 million for the nine months ended September 30, 1998 compared to $3.7 million in the comparable period of 1997. The increase in revenue is the result of an increase in sales by the Company's subsidiary, JBL Scientific, Inc. All of the Company's product sales are attributable to JBL. Sales of specialty chemical and pharmaceutical intermediate products used in the clinical diagnostics, pharmaceutical research and development and pharmaceutical manufacturing were $1.5 million in the third quarter of 1998 compared to $1.2 million in the same period in 1997 and $4.1 million for the nine months ended September 30, 1998 compared to $3.5 million in the comparable period of 1997. While the annual demand for many of JBL's products is relatively stable, there are significant quarter-to-quarter variations in sales due to the timing of customers' production schedules and demands. Overall, demand for the Company's products has been increasing, while competition has caused prices to decrease. Sales of products used in pharmaceutical manufacturing have trended downward in 1998 while sales of products used in pharmaceutical research and development and clinical diagnostics increased due to increased market penetration.

        Europa Bioproducts ("Europa"), JBL's European distributor, accounted for approximately 18% of product sales in the third quarter of 1998, compared to 14.5% in the comparable period in 1998. Two other customers each accounted for more than 10% of product sales in the third quarter of 1998, representing 19% and 13%. Individual customers' demands for JBL products generally fluctuates with the outcomes of clinical trials, the availability of funding and manufacturing schedules. The Company believes that the loss of any material customer, if not replaced, could have an adverse effect on the Company.

         Costs and expenses were $2.5 million in the third quarter of 1998, down from $5.0 million for the same quarter in 1997, and $8.3 million for the nine months ended September 30, 1998 compared to $12.4 million in the comparable period in 1997. The costs of products sold by JBL decreased to $0.73 million in the third quarter of 1998 from $0.83 million in the third quarter of 1997 and were $2.34 million for both the nine months ended September 30, 1998 and the comparable period of 1997. Gross margins for JBL in the third quarter of 1998 were $0.74 million compared to $0.37 million in the third quarter of 1997 and $1.76 million for the nine months ended September 30, 1998 compared to $1.12 million in the comparable period of 1997. The improvement in gross margins largely reflects the increased level of sales and relatively stable fixed overhead costs.

        Research and Development expenses decreased in the third quarter from $2.24 million in 1997 to $0.35 million in 1998, and in the nine months ended September 30 from $4.48 million in 1997 to $1.79 million in 1998. Included in these expenses is $0.63 million in the third quarter of 1997 and $0.79 million in the first half of 1998 for the purchase of bulk G3139 to support the Company's expanded clinical research program. The decreases also were the result of a non-recurring charge of $0.60 million recorded in the third quarter of 1997 related to management's decision to abandon certain patents that management determined were no longer germane to the Company's mainstream business. The remaining decrease in on-going research and development expenses is primarily attributable to the Company's research and development workforce reductions implemented in 1997 together with the discontinuation of several programs.

        Selling, General and Administrative Expenses were $1.4 million in the third quarter of 1998 compared to $1.96 million in the third quarter of 1997 and $4.2 million for the nine months ended September 30, 1998 compared to $5.54 million in the comparable period of 1997. The reduction is attributable to the Company's restructuring, workforce reductions and the decrease of leased facilities.

         The Company's net loss totaled $1.18 million, or $0.15 per common share, for the third quarter of 1998 compared to a net loss of $5.09 million, or $1.14 per common share, for the third quarter of 1997. For the first nine months of 1998, the Company's net loss was $4.73 million, or 0.59 per share, compared to a net loss of $29.42 million for the first nine months of 1997, or $6.92 per share. The Company's net losses for the third quarter and first nine months of 1998 were lower than those reported for the comparable periods of 1997 primarily as a result of the following which occurred in 1997: a one-time charge of $16.2 million of imputed dividends due to the value associated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock, $0.54 million in accrued dividends on the Series A Preferred Stock, $0.87 million of accrued severance costs, which were partially offset by $0.75 million Research and Development cost-savings related to workforce and program reductions implemented in 1995 through 1997, a $0.60 million non-recurring charge for certain abandoned patents, the cessation of the obligation to accrue dividends on the Series A Preferred Stock as of October 1, 1997 ($1.7 million in Series A preferred dividends were accrued in 1997) and $2.2 million in interest expense in the first nine months of 1997 from the amortization of debt issuance costs of Bridge Warrants issued in the first quarter of 1997.

        The Company's equity in net loss of joint venture (Genta Jago) increased to $0.29 million in the third quarter of 1998 from $0.14 million in the comparable period of 1997, and decreased to $0.86 million for the nine months ended September 30, 1998 compared to $0.93 million in the comparable period of 1997. The decrease in the Company's equity in net loss of joint venture is largely attributable to the fact that a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties. The equity in net loss of joint venture is determined by reducing the loss per Genta Jago's financials by Genta's 20% markup on internal costs for which the joint venture is billed plus the interest accrued on the working capital loans. Interim financial information regarding Genta Jago will be filed by amendment when available.

        Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, there is reason to believe that any products that may be marketed in the future could represent significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competitors to Genta Jago's products being in the marketplace before Genta Jago, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products, from payors such as reimbursers and government buyers. On May 20, 1998, Genta Jago received notice from Apothecon that they have terminated the agreement for the development of ketoprofen. Apothecon stated that their decision to terminate was based on the facts that a competing generic is already being successfully marketed, other competitors already have ANDAs pending for their own generic formulations of such drug and they consider the GEOMATRIX(R) capsule size competitively disadvantageous. Both of these factors may adversely affect Genta Jago even if it is successful in developing products to obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is seeking to direct its resources away from the joint venture to its Anticode(TM) drug development, specifically G3139, for the immediate future. On July 27, 1998, SkyePharma PLC, the parent company to SkyPharma ("Jago" was changed to "SkyePharma" on May 1, 1998) announced that an ANDA for naproxen sodium filed by Brightstone Pharma, its U.S. sales and marketing subsidiary, had been accepted for filing by the FDA. See "Certain Trends and Uncertainties--Uncertainty of Technological Change and Competition" and "Certain Trends and
Uncertainties--Potential Adverse Effect of Product Pricing, Reimbursement and Related Matters."

        Interest   income  has  fluctuated   significantly   each  year  and  is
anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates each period.

        In consideration of EITF D-60, which was issued by the SEC in March 1997, the Company recorded debt issuance costs totaling $3.0 million related to value associated with 6.4 million Bridge Warrants issued in connection with a $3.0 million debt issue in February 1997 that matured in December 1997. The Company has amortized such costs to interest expense over the life of the debt. In the three months ended September 30, 1997, the Company recorded a charge to interest expense totaling $818,333 ($.10 per share) related to amortization of such debt issuance costs.

Liquidity and Capital Resources

        Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $124.2 million through September 30, 1998. At September 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $3.8 million compared to $8.5 million at December 31, 1997.

        The Company will need substantial additional funds and may consider the divestiture of non-strategic assets. The Company projects that, at its current rate of spending and for its current activities, its existing cash funds will enable the Company to maintain its present operations into the first quarter of 1999. To the extent that the Company is successful in accelerating its development of G3139, in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources will be consumed at a greater rate. Similarly, the Company has been seeking to identify and hire additional senior managers to direct the business of the Company. To the extent it is successful in these endeavors, the rate of cash utilization will also increase. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company be obligated to incur significant legal fees to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A--Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including:
(i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources devoted to Genta Jago; (iv) the level of resources that the Company devotes to sales and marketing capabilities; (v) technological advances; (vi) the activities of competitors; and (vii) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

        If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical testing and clinical trials, manufacturing activities, costs associated with the market introduction of potential products and expansion of its administrative activities.

         In the third quarter of 1998, the holders of an aggregate of 23,710 shares of Series D Preferred Stock converted those shares into 2,512,312 shares of Common Stock. From the close of the third quarter through November 10, 1998, an aggregate of 9,400 shares of Series D Preferred Stock were converted by their respective holders into an aggregate of 996,024 shares of Common Stock (approximately 10.7% of the outstanding Common Stock) and an aggregate 2,000 shares of Series A Preferred Stock were converted by their respective holders into an aggregate of 14,510 shares of common stock.

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

        The Company has completed its assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is currently implementing a plan to acquire and install new computer hardware and upgraded software in its facilities that will accommodate dating beyond 1999. The total year 2000 project cost is not expected to be material and is expected to be completed not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with the modifications to existing software and conversions to new software the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company.

        The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. If through such communication or otherwise the Company becomes aware of any such failures and is not satisfied that those failures are being adequately addressed, it will take appropriate steps to find alternative suppliers. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

        It has been acknowledged by governmental authorities that year 2000 problems have the potential to disrupt global economies, that no business is immune from the potentially far-reaching effects of year 2000 problems, and that it is difficult to predict with certainty what will happen after December 31, 1999. Consequently, it is possible that year 2000 problems will have a material effect on the Company's business even if the Company takes all appropriate measures to ensure that it and its key suppliers are year 2000 compliant.

Certain Trends and Uncertainties

        In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

Need for Additional Funds; Risk of Insolvency.

        Genta's operations to date have consumed substantial amounts of cash. The Company will need to raise substantial additional funds to continue its operations and to conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, to sell itself to a third party, to cease operations, or to declare bankruptcy. The Company's future cash requirements will be affected by results of research and development, results of pre-clinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the FDA and foreign regulatory processes, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

Loss History; Uncertainty of Future Profitability.

         Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to September 30, 1998, the Company has incurred a cumulative net loss of $129.2 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. Ernst & Young LLP ("E&Y") has included an explanatory paragraph in their report to the Company's financial statements at December 31, 1997, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. See "Report of Ernst & Young LLP, Independent Auditors" in the 1997 Annual Report and "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency." As reported in the Company's Current Report on Form 8-K dated as of October 28, 1998, E&Y has resigned as the Company's independent accountants.

Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

         In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $26.9 million preference of the 449,100 outstanding shares of Series A Preferred Stock and the approximately $32.8 million preference of 234,280 shares of Series D Preferred Stock (including 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series A and Series D Preferred Stocks have been paid or funds have been set aside for such preferred dividends by the Company.

         The conversion rate of the Series A Preferred Stock is subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $67.50 per share or less. As of September 30, 1998, each share of Series A Preferred Stock is convertible into approximately 7.255 shares of Common Stock at a conversion price of $8.27 per share. The Series A Warrants to purchase an aggregate of 675,966 shares of Common Stock expired on September 24, 1998. The conversion rate of the Series D Preferred Stock and the exercise prices of the Class D Warrants are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at prices per share below certain levels. In addition, the Conversion Price of the Series D Preferred Stock in effect on January 29, 1999 (the "Reset Date") will be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the 20 consecutive trading days immediately preceding the Reset Date (the "19-Month Trading Price") is less than 140% of the then-applicable Conversion Price (a "Reset Event"). Upon the occurrence of a Reset Event, the then-applicable Conversion Price will be reduced to be equal to the greater of
(i) the 19-Month Trading Price divided by 1.40 and (ii) 25% of the then-applicable Conversion Price. Each share of Series D Preferred Stock is presently convertible into approximately 106 shares of Common Stock, at a conversion price of $0.94375 per share of Common Stock, and the exercise price of the Class D Warrants is presently $0.94375 per share. There are 807,900 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. Finally, the Company has outstanding Bridge Warrants to purchase an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share, warrants to purchase an aggregate of 95,768 shares of Common Stock at various exercise prices between approximately $13 and $21 per share and outstanding employee stock options. The Note and Warrant Purchase Agreement provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997; however, the Company has to date been unable to have such shelf registration statement declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" in the 1997 Annual Report.

Claims of Genta's Default Under Various Agreements.

        On May 7, 1997 SkyePharma and Jagotec gave Genta Jago formal notices of its assertion that Genta Jago is in breach of the Restated GEOMATRIX(R) Services Agreement, the Restated GEOMATRIX(R) Research and

Development Agreement and the Restated GEOMATRIX(R) License Agreement, stating that should the breach not be cured within the applicable cure period, Genta
Jago would reserve the right to terminate the agreements in accordance with their terms. Each of these Agreements provides for a cure period of 30 days, except that if the default is not capable of being cured within this period and the defaulting party is diligently undertaking to cure such default as soon as commercially feasible thereafter under the circumstances, then the non-breaching party shall have no right to terminate the agreement. In addition, each of these agreements contains a provision providing for the final resolution of any disputes, claims or controversies, whether before or after termination of the agreement, by arbitration in Paris, France. After the 30-day cure period expired, SkyePharma did not take action purporting to terminate these agreements but did not rescind the notices of default. SkyePharma, Jagotec and Jago Holding AG also gave formal notice of default under the Restated Joint Venture and
Shareholders Agreement, contending that due to Genta's failure to meet its funding obligations to Genta Jago, Genta Jago was unable to fulfill its obligations to SkyePharma. The amount claimed by SkyePharma to be in default is approximately $1.2 million, of which $200,000 relates to 1997 and $1.0 million relates to development costs and license fees for 1996. There is no specific cure period contained in the Restated Joint Venture and Shareholders Agreement but rather a provision providing for resolution of disputes, claims or controversies by arbitration in Paris, France. The Company met with SkyePharma and is attempting to resolve the situation without resort to arbitration. While a termination of these agreements may have a material adverse effect on the Company, the Company intends to oppose vigorously SkyePharma's position. Stating that it was without prejudice to Genta's position, Genta provided approximately $129,000 to Genta Jago for the payment by Genta Jago of all amounts claimed by SkyePharma under the Restated GEOMATRIX(R) License Agreement and certain other amounts owed by Genta Jago to third parties (both included in SkyePharma's notice of default). On May 15, 1997, Johns Hopkins University ("Johns Hopkins") sent Genta a letter stating that the license agreement entered into between the Company and Johns Hopkins in May 1990 (the "Johns Hopkins Agreement") was terminated. On November 26, 1997 Drs. Paul O.P. Ts'o and Paul Miller (the "Ts'o/Miller Partnership") sent Genta a letter claiming that Genta was in material breach of the February 1989 license agreement between the Company and the Ts'o/Miller Partnership (the "Ts'o/Miller Agreement") for failing to pay royalties from 1995 through 1997. By letter dated April 28, 1998, the Ts'o/Miller Partnership advised the Company that it was terminating the license granted pursuant to the Ts'o/Miller Agreement. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company is currently in settlement negotiations. See
"Business--Anticode(TM)       Brand      of      Antisense       Oligonucleotide
Programs--Oligonucleotide          Collaborative          and          Licensing
Agreements--Ts'o/Miller/Hopkins" and "Legal Proceedings" in the 1997 Annual Report. The French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, the ANVAR notified Genta Europe of its claim that the Company remains liable for 4,187,423 FF (as of August 11, 1998, approximately $701,000) and is required to pay this amount immediately. In July 1998, Genta Europe declared "Cessation of Payment" in the commercial court in France. See "Legal Proceedings" and "Business--Genta Europe" in the 1997 Annual Report. LBC Capital Resources, Inc. ("LBC"), a Philadelphia-based broker/dealer, has asserted claims against the Company and others. See "Legal Proceedings."

        There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability. See "MD&A--Liquidity and Capital Resources."

Early Stage of Development; Technological Uncertainty.

        Genta is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, most of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While the Company has demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro and the activity of antisense technology in animals and has identified compounds that the Company believes are worthy of additional testing, only one of these potential Anticode(TM) oligonucleotide products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of oligonucleotide technology will result in products that will receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in pre-clinical studies or early clinical investigations or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in pivotal human clinical or bioequivalence trials. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that the Company will be permitted to undertake human clinical testing of the Company's products currently in pre-clinical development, or, if permitted, that such products will be demonstrated to be safe and efficacious. The Company is pursuing research and development through Genta Jago of a range of oral controlled-release formulations of currently-available pharmaceuticals. Many of the products to be developed through Genta Jago have not yet been formulated using GEOMATRIX(R) technology. On July 27, 1998, SkyePharma PLC, the parent company to Jago, announced that an ANDA for naproxen sodium filed by Brightstone Pharma, its U.S. sales and marketing subsidiary, had been accepted for filing by the FDA. Brightstone has a license from Genta Jago to market this product. There can be no assurance that any of the Company's or Genta Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from Genta's or Genta Jago's research and development programs are not expected to be commercially available for a number of years. Certain competitive products have already been filed with and/or approved by the FDA. See "MD&A--Certain Trends and
Uncertainties--Potential    Adverse   Effect   of   Technological   Change   and
Competition."

Limited Availability of Net Operating Loss Carryforwards.

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

No Assurance of Regulatory Approval; Government Regulation.

        The FDA and comparable agencies in foreign countries impose substantial premarket approval requirements on the introduction of pharmaceutical products through lengthy and detailed pre-clinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements, which includes demonstrating to the satisfaction of the FDA and foreign regulatory agencies that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. There can be no assurance that such testing will show any product to be safe or efficacious or, in the case of certain of Genta Jago's products, to be bioequivalent to a currently-marketed pharmaceutical. Government regulation also affects the manufacture and marketing of pharmaceutical products. The effect of government regulation may be to delay marketing of any new products for a considerable or indefinite period of time, to impose costly procedures upon the Company's or Genta Jago's activities and to diminish any competitive advantage that the Company or Genta Jago may have attained. It may take years before marketing approvals are obtained for the Company's or Genta Jago's products, if at all. There can be no assurance that FDA or other regulatory approval for any products developed by the Company or Genta Jago will be granted on a timely basis, if at all, or, if granted, that such approval will cover all the clinical indications for which the Company or Genta Jago is seeking approval or will not sustain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Further, with respect to the reformulated versions of currently-available pharmaceuticals being developed through Genta Jago, there is a substantial risk that the manufacturers or marketers of such currently-available pharmaceuticals will seek to delay or block regulatory approval of any reformulated versions of such pharmaceuticals through litigation or other means. Any significant delay in obtaining, or failure to obtain, such approvals could materially adversely affect the Company's or Genta Jago's revenue. Moreover, additional government regulation from future legislation or administrative action may be established which could prevent or delay regulatory approval of the Company's or Genta Jago's products or further regulate the prices at which the Company's or Genta Jago's proposed products may be sold.

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

In addition, JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. See "Legal Proceedings." The Company believes that it is in material compliance with Governmental Regulations, however, there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future.

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

Potential Adverse Effect of Technological Change and Competition.

        The biotechnology industry is subject to intense competition and rapid and significant technological change. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. As competitors of the Company or of Genta Jago receive approval for products that share the same potential market as the Company's or Genta Jago's potential products, the market share available to the Company or Genta Jago will likely be reduced, thereby reducing the potential revenues and earnings available to the Company or Genta Jago. In addition, increased pricing competition would also likely result, further reducing the earnings potential of the Company's or Genta Jago's products. The Company is aware that certain competitors of Genta Jago have filed, and received approval of, ANDAs for generic formulations of drugs of which Genta Jago was working to develop generic formulations. Furthermore, if the Company or Genta

Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery or antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

Uncertainty of Clinical Trials and Results.

        The results of clinical trials and pre-clinical testing are subject to varying interpretations. Even if the development of the Company's or Genta Jago's respective products advances to the clinical stage, there can be no assurance that such products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company or Genta Jago may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's or Genta Jago's respective financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's or Genta Jago's respective businesses, financial conditions, prospects and results of operations. No assurance can be given that the Company or Genta Jago will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors. See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

Difficult Manufacturing Process; Access to Certain Raw Materials.

        The manufacture of Anticode(TM) oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for its initial clinical development programs. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, Genta requires raw materials currently provided by a single supplier which is itself a development stage biotechnology company (and a competitor of the Company) and is subject to uncertainties including the potential for a decision by such supplier to discontinue production of such raw materials, the insolvency of such supplier, or the failure of such supplier to follow applicable regulatory guidelines. Products based on chemically-modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's and Genta Jago's products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product. Failure to establish compliance with GMP to the satisfaction of the FDA can result in delays in, or prohibition from, initiating clinical trials or commercial marketing of a product.

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

Uncertainty of Product Pricing, Reimbursement and Related Matters.

        The Company's and Genta Jago's business may be materially adversely affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposal or reform could adversely affect the commercial viability of the Company's and Genta Jago's potential products. In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services, and therefore significant uncertainty exists as to the reimbursement of existing and newly-approved healthcare products. If the Company or Genta Jago succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or Genta Jago to sell its products on a competitive basis. Finally, given the above potential market constraints on pricing, the availability of competitive products in these markets may further limit the Company's and Genta Jago's flexibility in pricing and in obtaining adequate reimbursement for its potential products. See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

Need for and Dependence on Qualified Personnel.

        The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel or both is likely further to impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to attract and retain the qualified personnel necessary for the development of its business. In October 1998, the Company hired a Vice President of Corporate Development and a Vice President, Clinical and Regulatory Affairs, who will join the Company in mid-November. The Company is actively engaged in the search for a new Chief Financial Officer. In March 1998, the Company's Controller resigned and a replacement is being sought.

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

Fundamental Change.

        The Company's Restated Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change," the holders of Series A Preferred Stock have the option of requiring the Company to repurchase all of each such holder's shares of Series A Preferred Stock at the Redemption Price, an event that could result in the Company being required to pay to the holders of Series A Preferred Stock stock or (in certain circumstances) cash in the aggregate amount of approximately $26.9 million. Furthermore, if the Company is required to redeem the Series A Preferred Stock it would also be required (subject to certain conditions) to offer to redeem the Series D Preferred Stock on a pari passu basis with the Series A Preferred Stock and with the same type of consideration paid in redemption of the Series A Preferred Stock; upon a Fundamental Change, the Company could, under certain circumstances, be required to pay the holders of Series D Preferred Stock cash in the aggregate amount of approximately $27.1 million (not including an additional $5.7 million that could be payable upon redemption of 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). "Fundamental Change" is defined as: (i) a "person" or "Group" (as defined), together with any affiliates, becoming the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions); (ii) any consolidation of the Company with, or merger of the Company into, any other person, any merger of another person into the Company, or any sale, lease or transfer of all or substantially all of the assets of the Company to another person (subject to certain exceptions); (iii) the sale, transfer or other disposition (or the entry into a commitment to sell, transfer or otherwise dispose) of all or any portion of the shares of Genta Jago held at any time by the Company (or the imposition of any material lien on such shares which lien is not removed within 30 days of imposition) and the sale (or functional equivalent of a sale) of all or substantially all of the assets of Genta Jago or (iv) the substantial reduction or elimination of a public market for the Common Stock as the result of repurchases, delisting or deregistration of the Common Stock or corporate reorganization or recapitalization undertaken by the Company.

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

Hazardous Materials; Environmental Matters.

        The Company's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company may be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "Legal Proceedings."

Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

        The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. At the Company's Annual Meeting of Stockholders held on April 4, 1997, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation effecting a one-for-ten reverse stock split of its Common Stock. The stockholders also approved a reduction of the Company's authorized shares of Common Stock from 150,000,000 to 70,000,000. The Company commenced trading on a post-reverse split basis at the commencement of trading on April 7, 1997. As of November 10, 1998, the Company had 9,274,964 shares of Common Stock outstanding. The Company obtained stockholder approval of two-for-three, one-for-two, two-for-five, one-for-three, one-for-four, one-for-five, one-for-seven and one-for-ten reverse stock splits at its annual stockholders' meeting held on July 14, 1998, and the Board may, in its discretion, effect one of these reverse stock splits at any time on or prior to the Company's next annual meeting of stockholders and would abandon the remaining alternative reverse stock splits without further action by the stockholders of the Company. On October 22, 1998, the NASDAQ advised that the Company's shares of common stock had not maintained a minimum closing bid price of $1.00. The NASDAQ stated that no delisting action with respect to the bid price deficiency would be initiated at the time of the letter. Rather, the Company was provided ninety calendar days in which to regain compliance with the minimum bid price requirement. Compliance would be demonstrated with a minimum bid price of $1.00 or greater for ten consecutive trading days anytime within the next ninety calendar days. However, if the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before the end of the ninety day period, the Company's securities will be subject to delisting. The NASDAQ stated that to stay the delisting, the Company may request a hearing by the close of business on January 22, 1999. The Company intends to request such hearing if not in compliance with the minimum bid price requirement on or before the end of the ninety day period. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

        No predictions can be made of the effect that future market sales of the shares of Common Stock underlying the convertible securities and warrants referred to under the caption "MD&A--Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock or the perception that such sales might occur, could adversely affect prevailing market prices.

Certain Interlocking Relationships; Potential Conflicts of Interest.

        The Aries Funds have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D., and Andrew J. Stein as nominees to the Board of Directors. Such persons were elected as Directors of the Company. David R. Walner, the Secretary of the Company, is an Associate Director and Secretary of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding Common Stock. See "MD&A--Certain Trends and Uncertainties--Concentration of Ownership and Control" below. In addition to the Aries Funds' investments in the Company that are disclosed in "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," in the 1997 Annual Report, the Aries Funds also engaged in the following transactions: as of June 30, 1997, the Aries Funds purchased an aggregate of 10,000 shares of Series D Preferred Stock and 50,000 Class D Warrants in a private placement (the "Private Placement"); on December 2, 1997, the Aries Funds purchased an aggregate of 54,000 shares of Series A Preferred Stock; on December 29, 1997, warrants to purchase an aggregate of 1,000 shares of Series D Preferred Stock and 5,000 Class D Warrants were allocated to the Aries Funds by Paramount Capital, Inc., which warrants were received in connection with the Private Placement; on December 31, 1997, the
Aries Funds  converted  the  outstanding  principal  of, and  interest on, their respective Senior Secured Convertible Bridge Notes of the Company into an aggregate of 52,415 shares of Series D Preferred Stock; in July 1998, the Aries Funds purchased 40,000 shares of Series A Preferred Stock; in August 1998, the Aries Funds purchased 5,000 shares of Series A Preferred Stock; during the third quarter 1998, the Aries Funds purchased 701,550 shares of common stock; and the Aries Funds purchased 268,400 shares of common stock in October 1998. Furthermore, the Company may be required to issue Penalty Warrants to the Aries Funds. See "Risk Factors--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments." Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President of Paramount Capital, Inc. and of Paramount Capital Investments LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

Concentration of Ownership and Control.

        The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. See "MD&A--Certain Trends and Uncertainties--Certain Interlocking Relationships; Potential Conflicts of Interest." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also "MD&A--Certain Trends and Uncertainties--Effect of Certain Anti-Takeover Provisions."

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

Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities.

        If the Company's securities were not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes
additional  sales  practice   requirements  on  broker-dealers  that  sell  such
securities  to  persons  other  than   established   customers  and  "accredited
investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions including (i) the securities being quoted on the Nasdaq National Market or SmallCap Market; (ii) the securities' issuer having net tangible assets in excess of $2,000,000 and having been in continuous operation for at least three years; and (iii) the securities' issuer having average revenues of at least $6,000,000 for the last three years (all three exceptions enumerated above are currently met by the Company). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

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

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company is currently in settlement negotiations.

        On June 30, 1998, the Director General of the Company's subsidiary, Genta Pharmaceuticals Europe, SA, ("Genta Europe") was served notice of a suit in Marseilles, France by Marseilles Amenagement, the manager of the Company's facilities in Marseilles. On July 30, 1998, the Company's office in San Diego, California was also served with notice of the suit. The suit seeks the payment of unpaid past rents in the amount of 473,464.50 FF (as of November 12, 1998, approximately $83,000), the removal of the Company from the facility and an indemnity payment of 1,852,429 FF (as of November 12, 1998, approximately $326,000), which is allegedly equal to the balance of the first nine years' rent. A hearing is scheduled for December 11, 1998. On July 1, 1998, the ANVAR notified Genta Europe by letter of its claim that the Company remains liable for 4,187,423 FF (as of November 12, 1998, approximately $737,000) and is required to pay this amount immediately. In view of these events, the Board of Directors of Genta Europe directed the Director General to declare "Cessation of Payment" in the commercial court in France, which declaration was made in July 1998. On
August 27, 1998, the commercial court appointed a trustee to replace the Director General and to represent Genta Europe in its liquidation process.

        JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The EPA plans on sending by the beginning of January 1999 individual volume calculations to each de minimis PRP that received the aforementioned notice letter. While the terms of a settlement have not been discussed, any settlement with de minimis PRPs should contain standard contribution protection language. JBL is investigating all factual and legal defenses that are available to it and plans on responding to this matter accordingly.

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

        No material legal proceedings were terminated in the quarter ended September 30, 1998.


Item 5.               Other Information

Stockholder Proposals for 1999 Annual Meeting

        As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be received by the Secretary of the Company at the principal offices of the Company no later than February 22, 1999.

         In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors. Such stockholder proposals shall be made by notice in writing delivered or mailed by first-class United States mail or a nationally recognized courier service, postage prepaid, or her to the secretary or assistant secretary of the corporation, and received by him or her not less than one hundred twenty days prior to the 1999 Annual Meeting; provided, however, that if less than one hundred days' notice of the meeting is given to stockholders, such nomination shall have been mailed or delivered to the secretary or the assistant secretary of the corporation not later than the close of business on the seventh day following the day on which the notice of meeting was mailed. The 1999 Annual Meeting is currently expected to be held on July 13, 1999. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided no later than March 15, 1999.

        The Company's by-laws also require that the Company be given advance notice of stockholder proposals regarding matters other than nominations for election to the Company's Board of Directors and matters included in the Company's proxy statement in accordance with Rule 14a-8. The required notice must be made in writing and delivered or mailed to the Secretary of the Company at the principal offices of the Company, and received not less than 50 days nor more than 75 days prior to the 1999 Annual Meeting; provided, however, that if less than 65 days' notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination or other proposal to be timely shall have been mailed or delivered to the Secretary and received not later than the close of business on the 15th day following the date on which the notice of the meeting was mailed or such public disclosure made, whichever occurs first. Assuming that the date of the 1999 Annual Meeting given above does not change, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided no earlier than April 29, 1999 and no later than May 24, 1999. The advance notice provisions of the Company's by-laws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.

Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits. (1)


Exhibit
Number          Description of Document
------          -----------------------
27.1(1)         Financial Data Schedule

        (b)    Reports on Form 8-K

           (i) On November 3, 1998, the Company filed a Report on Form 8-K dated as of October 28, 1998 reporting under Item 4 that the Company's firm of independent accountants had resigned.


(1)       Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 GENTA INCORPORATED
                                 (Registrant)



                                 By:    /s/ Kenneth G. Kasses, Ph.D.
                                        --------------------------------------
                                 Name:  Kenneth G. Kasses, Ph.D.
                                 Title: Chairman of the Board of Directors,
                                        President, Principal Executive Officer
                                        and Principal Financial Officer





Date:          November 16, 1998