Form 10-K
period 1998-12-31
GENTA INCORPORATED /DE/
filed 1999-04-20
CIK 880643

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

               For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19635

                               GENTA INCORPORATED
                     (Exact name of Registrant as specified
                      in its certificate of incorporation)

                      Delaware                               33-0326866
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)              Identification Number)

             99 Hayden Avenue, Suite 200
              Lexington, Massachusetts                         02421
             (Address of principal executive offices)        (Zip Code)

                                 (781) 860-5150
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to
Section 12(g) of the Act:                       Common Stock, $.001 par value
                                              Preferred Stock Purchase Rights,
                                                      $.001  Par Value
                                                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    [X]           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was $25,164,644 as of April 12, 1999. For purposes of determining this number, 4,049,249 shares of common stock held by affiliates are excluded.

        As of April 12, 1999, the registrant had 15,080,326 shares of Common Stock outstanding. As of April 12, 1999, 386 persons held common stock of the registrant.

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

PART I

ITEM 1.  BUSINESS

Overview

        Genta Incorporated ("Genta" or the "Company"), incorporated under the laws of the State of Delaware on February 4, 1988, is an emerging biopharmaceutical company. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company's oligonucleotide programs are focused primarily in the area of cancer. In late 1995, a phase I/IIa clinical trial was initiated in the United Kingdom using Genta's anti-bcl-2 Anticode(TM) oligonucleotide, G3139, in non-Hodgkin's lymphoma patients for whom prior therapies have failed. This clinical trial, which was conducted in collaboration with the Royal Marsden NHS Trust and the Institute for Cancer Research, is now complete. In late 1996, an Investigational New Drug application ("IND") for the G3139 clinical program was filed in the United States and allowed to proceed by the United States Food and Drug Administration ("FDA"). In late 1997, a Phase I trial was initiated in the United States at the Memorial Sloan-Kettering Cancer Center (the "MSKCC") in New York City using G3139 in patients diagnosed with various types of cancer to be followed by a phase IIa trial in prostate cancer. In 1998, several additional trials were initiated in North America and Europe. In each of these trials, G3139 is being investigated for safety and preliminary evidence of effectiveness when administered with standard chemotherapeutic agents in different cancers.

         The Company also has manufactured and marketed specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), a California corporation acquired by the Company in February 1991.

        The Company owns 50% of a drug delivery system joint venture, Genta Jago Technologies B.V. ("Genta Jago"), with SkyePharma, PLC ("SkyePharma," formerly with Jagotec AG ("Jagotec"), which was acquired by SkyePharma) established to develop oral controlled-release drugs. To date, no products from this joint venture have been commercialized, although an Abbreviated NDA was submitted in 1998 by the joint venture's marketing partner for one product. The joint venture's original plan was to use Jagotec's patented GEOMATRIX(R) drug delivery technology ("GEOMATRIX") in a two-pronged commercialization strategy: the development of generic versions of successful brand-name controlled-release drugs; and the development of controlled-release formulations of drugs currently marketed in only immediate-release form. The only products in development to date are those intended to be comparable to the commercially available, brand name, controlled-release drugs.

        Since 1997, the Company has been reducing its human and other resources to reduce expenses while focusing its Research and Development efforts on its Anticode(TM) brand of antisense products intended to treat cancer at its genetic source. To this end the Company's primary efforts are directed toward the clinical development of G3139.

        Consistent with this strategic direction, on March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega Corporation whereby Promega will acquire substantially all of the assets and certain liabilities of JBL. The transaction will be consummated upon the satisfaction of certain closing conditions. JBL has been reported as a discontinued operation in the accompanying consolidated financial statements.

        On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid joint venture development costs and funding obligations. SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement.

        In 1998, the Company completed the closure of its R&D facilities in San Diego, California, and in the second quarter of 1999 is moving its headquarters from San Diego, California, to Lexington, Massachusetts.

Summary of Business and Research and Development Programs

        The Company is currently focusing its research and product development efforts on Genta's lead anti-bcl-2 molecule, G3139, and the related Anticode(TM) brand of antisense oligonucleotide programs.

Anticode(TM) Brand of Antisense Oligonucleotide Programs

        Oligonucleotides represent a modern approach to drug development based upon genetic control of disease. Many human diseases have genetic origins that involve either the expression of a harmful foreign gene or the aberrant expression of a normal or mutated human gene. The Company's Anticode(TM) oligonucleotides are short strands of synthetic nucleic acids designed to bind to ("hybridize" with) specific sequences of disease-related RNA or DNA, thereby blocking or controlling production of disease-related proteins. The Company believes that, because of their selective binding properties, Anticode(TM) oligonucleotides should not interfere with the function of normal cells, and therefore, should elicit significantly fewer side effects than traditional drugs. Oligonucleotide drugs may attack a disease at one of two levels. One approach is to prevent the synthesis of essential disease-related proteins. In this approach, certain oligonucleotides are used to interrupt the processing of, or selectively to bind to and destroy, individual messenger RNA (mRNA) sequences, which leads to the down-regulation (lowering of levels) of specific proteins and thereby effectively eliminates the disease or the disease promoter. This is referred to as the "antisense" mechanism of action. A second therapeutic opportunity is to prevent transcription of disease-causing DNA into the mRNA copy of the gene. This is referred to as the "triple-strand to DNA" mechanism of activity.

        Genta has focused its Anticode(TM) research on oligonucleotides with mixed phosphorothioate and methylphosphonate backbones. The Company has licensed patents covering phosphorothioate oligonucleotide constructions and has applied for patents covering the mixed backbone constructions. Genta's scientists have improved the backbone technologies by introducing mixed chirally-enriched or chirally-pure oligonucleotides. In preclinical studies, these oligonucleotides effectively interfere with the action of targeted mRNA sequences inside cells. Intravenous administration of the improved technology oligonucleotides to certain animals demonstrates that these compounds have greater stability in the circulatory system and are eventually excreted intact in the urine. These improved backbone technologies represent opportunities for second generation Anticode(TM) antisense oligonucleotides, none of which are currently in development. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for initial clinical development programs, assuming adequate funding. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, Genta requires raw materials currently provided by a single supplier, and there can be no assurance that such supplier will continue satisfactorily to provide the requisite raw materials. See "MD&A--Certain Trends and Uncertainties--Difficult Manufacturing Process; Access to Certain Raw Materials."

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

Bcl-2 Gene Target.
------------------

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

        In preclinical studies conducted by Dr. Finbarr Cotter, at the Institute for Child Health in London, an anti-bcl-2 oligonucleotide was shown to cure lymphoma-like disease induced by the injection of human B-cell lymphoma cells in immunodeficient mice. Similar findings in another mouse lymphoma model were reported to the Company by another collaborator, Dr. Richard Klasa of the British Columbia Cancer Agency. In addition, in a variety of other animal studies, anti-bcl-2 Anticode(TM) oligonucleotides have been found to inhibit the growth of human lymphoma, melanoma, colon, prostate and breast cancer tumors in immunodeficient mice when administered alone or in combination with chemotherapeutic agents. In the February 1998 issue of Nature Medicine, Dr. Burkhard Jansen and colleagues published a report entitled "bcl-2 antisense therapy chemosensitizes human melanoma in SCID mice." They describe studies showing that G3139 administered with dacarbazine produced significantly greater tumor volume reduction than dacarbazine alone or than G3139 alone. In ten of thirteen animals there was no tumor after the combination treatment.

        In late 1995, a Phase I/IIa clinical trial was initiated in the United Kingdom using Genta's anti-bcl-2 Anticode(TM) oligonucleotide, G3139, in human non-Hodgkin's lymphoma patients for whom prior therapies had failed. The clinical trial was conducted in collaboration with the Royal Marsden NHS Trust ("Royal Marsden") and the Institute for Cancer Research under the direction of Dr. David Cunningham. The principal aim of this Phase I/IIa study was to define the maximum tolerated dose of G3139. Secondary objectives included measurement of clinical and biochemical disease parameters. The trial with Royal Marsden is complete, and the Company believes that, other than mild irritation at the site of the subcutaneous infusion in most of the patients or a low-grade reversible thrombocytopenia (decrease in number of blood platelets), no serious drug-attributable or dose-limiting adverse effects were seen until the maximum tolerated dose was reached. Initial results in the first nine patients were reported in The Lancet ("BCL-2 antisense therapy in patients with non-Hodgkin lymphoma," A. Webb, et al., Vol. 349; pages 1137-1141, April 19, 1997). This report revealed that four of the nine patients observed showed improvements in their disease and in one patient the tumor had completely disappeared. Of the 21 patients treated to date, three suffered what were considered to be drug-related serious adverse events at high levels of drug presentation above the predicted efficacy range. These events included a skin reaction due to the subcutaneous method of administration in the study; hypotension, and thrombocytopenia. These patients were removed from the study and recovered from the reaction. The patient who had experienced hypotension was later rechallenged at a lower dose without any untoward event. The investigators at the Royal Marsden Hospital have recently initiated a Phase II trial in lymphoma using G3139 in addition to a chemotherapeutic regimen which in the specific patient had failed to produce a response.

        The Company has an IND, granted by the FDA in December 1996, to initiate clinical trials under an IND for the use of G3139. The Company also initiated several trials in 1998 and the on-going trials are summarized in the table below. Additional trials are also under review.

Status of G3139 Clinical Trials
-------------------------------


---------------------------------------------------------------------------------------------------------

Trial Location/Investigator      Status                     Indication           Treatment
---------------------------------------------------------------------------------------------------------
Royal Marsden Hospital           Phase I Completed   Non-Hodgkin's Lymphoma      G3139
David Cunningham, MD
---------------------------------------------------------------------------------------------------------
Royal Marsden Hospital           Phase II in         Non-Hodgkin's Lymphoma      G3139 with Standard
David Cunningham, MD             Progress                                        Chemo Regimens
---------------------------------------------------------------------------------------------------------
MSKCC                            Phase I in          Androgen Insensitive        G3139
Howard Scher, MD                 Progress            Metastatic Prostate Cancer
                                                     and Other Solid Tumors
---------------------------------------------------------------------------------------------------------
Sidney Kimmel Cancer Center      Phase I/IIA in      Androgen Insensitive        G3139 with Androgen
John Gutheil, MD                 Progress            Metastatic Prostate Cancer  Blockade
---------------------------------------------------------------------------------------------------------
University of Vienna             Phase I/IIA in      Metastatic Malignant        G3139 with DTK
Burkhard Jansen, MD              Progress            Melanoma
---------------------------------------------------------------------------------------------------------
British Columbia Cancer Agency   Phase I/IIA in      Androgen Insensitive        G3139 with Mitoxantrone
Richard Klasa, MD                Progress            Metastatic Prostate Cancer
---------------------------------------------------------------------------------------------------------
British Columbia Cancer Agency   Phase I/IIA in      Non-Hodgkin's Lymphoma      G3139 with
Richard Klasa, MD                Progress                                        Cyclophosphamide
---------------------------------------------------------------------------------------------------------


        In addition, the Company has had discussions with the National Cancer Institute ("NCI") regarding additional Phase I and II clinical trials. Assuming the Company and NCI agree to move forward with such NCI sponsored trials, the Company will collaborate with NCI on the design of such clinical studies and the selection of tumor targets. Under the arrangement, NCI would cover the costs of running both pre-clinical and clinical studies while Genta would be responsible for supplying NCI with necessary quantities of G3139 to carry out this work. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation," "MD&A--Certain Trends and Uncertainties--Dependence on Others" and "MD&A--Certain Trends and Uncertainties--Uncertainty of Clinical Trials and Results."

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

Oligonucleotide Collaborative and Licensing Agreements.
-------------------------------------------------------

        Gen-Probe (Chugai). In February 1989, Genta entered into a development, license and supply agreement with Gen-Probe Incorporated ("Gen-Probe"). Chugai Pharmaceutical Company, Ltd. ("Chugai"), a Japanese corporation, subsequently acquired Gen-Probe. Gen-Probe had the option to acquire an exclusive worldwide license to any product consisting of, including, derived from or based on oligonucleotides for the treatment or prevention of Epstein-Barr virus, cytomegalovirus, HIV, human T-cell leukemia virus-1 and all leukemias and lymphomas. Genta was obligated to pursue the development of a therapeutic compound for the treatment of one of these indications as its first therapeutic development program, which it did. In February 1996, Gen-Probe elected not to exercise such option with respect to Genta's anti-bcl-2 products, waiving any rights it may have had to develop or commercialize such products. The Gen-Probe agreement provides for perpetual worldwide licenses in applicable proprietary rights; royalty payments shall not accrue beyond the later of fifteen years after the first commercial sale of each product and the duration of patent in the country of sale.

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

        On February 14, 1997, the Company received notice from Johns Hopkins that the Company was in material breach of the Johns Hopkins Agreement. The Johns Hopkins Agreement provides that, if a material payment default is not cured within 90 days of receipt of notice of such breach, Johns Hopkins may terminate the Johns Hopkins Agreement. In February 1997, the Company paid Johns Hopkins $100,000 towards the post-doctoral support program. On May 15, 1997, Johns Hopkins sent Genta a letter stating that the Johns Hopkins Agreement was terminated. On November 26, 1997, the Ts'o/Miller Partnership sent Genta a letter claiming that Genta was in material breach of the Ts'o/Miller Agreement for failing to pay royalties from 1995 through 1997. By letter dated April 28,

1998, the Ts'o/Miller Partnership advised the Company that it was terminating the license granted pursuant to the Ts'o/Miller Agreement. On June 4, 1998, the Company's statutory process agent received a Summons and Complainpt in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company is currently in settlement negotiations. The Company believes that no further accrual is necessary pursuant to this settlement.

        Based on a review of the research conducted with the technology provided by these licenses, the Company concluded that it could not develop potential products using this technology. Management's current strategy, therefore, is to employ alternative technologies that are available to it through other licenses or its own intellectual property. Accordingly, the Company believes no additional accrual is necessary and the Company does not believe that the termination of the Ts'o/Miller/Hopkins Agreements will have a material adverse effect on the Company's antisense research and development activities.

Genta Jago

        As previously mentioned, Genta and SkyePharma entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations, and SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. Historical information relative to Genta Jago follows.

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

        The Company has provided funding to Genta Jago pursuant to a working capital loan agreement that expired in October 1998. The Company believes it has fulfilled all obligations of the working capital agreement to the Joint Venture. See "MD&A--Liquidity and Capital Resources." From 1992 through 1997, Genta advanced an aggregate of $15.8 million in such working capital loans. In 1995, Genta Jago returned the Anticode(TM) technology to Genta in exchange for Genta's forgiveness of $4.4 million of principal and $0.3 million of interest outstanding under existing working capital loans to Genta Jago. This amount was determined by an arm's-length negotiation between Genta, Jagotec, and Genta Jago and was based on the amount actually expended by Genta Jago for research and development related to the Anticode(TM) technology from the time Genta Jago originally acquired the relevant license in 1992 through the date of return in 1995.

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

Oral Controlled-Release Drugs.
------------------------------

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

        Genta Jago may use the GEOMATRIX drug delivery technology to develop oral controlled-release formulations for a broad range of presently marketed drugs which have lost, or will, in the near to mid-term, lose patent protection and/or marketing exclusivity. Certain of these presently marketed drugs are already available in a controlled-release format, while others are only available in an immediate release format that requires dosing several times daily. In the case of drugs already available in a controlled-release format, Genta Jago is seeking to develop bioequivalent products which would be therapeutic substitutes for the branded products. In the case of currently marketed products that are only available in immediate release form requiring multiple daily dosing, Genta Jago is seeking to develop once or twice-daily controlled-release formulations. The potential benefits of Genta Jago's oral controlled-release formulations may include improved compliance, greater efficacy and reduced side effects as a result of a more constant drug plasma concentration than that associated with immediate release drugs administered several times daily.

        Brightstone Pharma, Inc., a subsidiary of SkyePharma and the marketing partner of Genta Jago for naproxen sodium, submitted an abbreviated NDA in 1998. (Recently, SkyePharma has announced that it no longer plans to market its generic pharmaceutical candidates exclusively through its Brightstone subsidiary and is seeking marketing partners for these products.) Nifedipine (Procardia XL(R)) and ketoprofen (Oruvail(R)) are currently undergoing formulations development by SkyePharma. In December 1997, a competitor of the Company, Elan Corporation, received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., has filed an ANDA for a generic formulation of Procardia XL(R) (nifedipine). See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."


Oral Controlled-Release Collaborative and Licensing Agreements.
---------------------------------------------------------------

        Genta   Jago's    strategy   is   to    commercialize    its   GEOMATRIX
controlled-release products worldwide by forming alliances with pharmaceutical companies. Genta Jago has established three such collaborations.

        Genta Jago/Gensia/Brightstone. In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provide Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. The agreement has a term of the longer of twelve years and the patent term in the respective countries within the territory. Genta Jago received $1.0 million, $1.2 million and $2.2 million of funding in 1998, 1997, and 1996, respectively, pursuant to the agreement. Collaborative revenues of $2.2 million, $1.5 million and $2.8 million and were recognized under the agreement during the years ended December 31, 1998, 1997, and 1996, respectively. Effective October 1996, Gensia and SkyePharma reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

        Genta Jago/Apothecon. In March 1996, Genta Jago entered into a collaborative licensing and development agreement (the "Genta Jago/Apothecon Agreement") with Apothecon, Inc. ("Apothecon"). In 1998, Apothecon advised Genta Jago that it was terminating its license. Genta Jago is seeking an alternative partner for future development and marketing of this product.

        Genta  Jago/Krypton.  In  October  1996,  Genta Jago  entered  into five collaborative licensing and development agreements (the "Genta Jago/Krypton Agreements") with Krypton, Ltd. ("Krypton"), a subsidiary of SkyePharma, whereby Genta Jago would sublicense to Krypton rights to develop and commercialize potentially bioequivalent GEOMATRIX(R) versions of five currently marketed products, as well as another agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. The Genta Jago/Krypton Agreements have terms of the shorter of fifteen years from first commercial sale and the expiration of the patent term on a territory-by-territory basis. During 1997, Genta Jago received funding of $1.9 million under the Genta Jago/Krypton Agreements and recognized $2.3 million of collaborative revenue therefrom. There were no revenues under this agreement in 1998.

Research and Development

        In an effort to focus its research and development efforts on areas that provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third-party funding, technological advances, and other factors. As a result of such evaluation, the Company's product development plans have changed from time to time, and the Company anticipates that they will continue to do so in the future. The Company recorded research and development expenses of $4.6 million, $3.3 million, and $2.1 million during 1996, 1997, and 1998, respectively, of which approximately $50,000, $50,000 and zero, respectively, were funded pursuant to collaborative research and development agreements and of which approximately $1.6 million, $0.3 million, and $0.1 million, respectively, were funded pursuant to a related party contract revenue agreement with Genta Jago. See "MD&A--Results of Operations."

Manufacturing/JBL

        On March 19, 1999, the Company signed an Asset Purchase Agreement with Promega Corporation whereby a wholly-owned subsidiary of Promega will acquire substantially all of the assets and certain liabilities of JBL. The transaction will be consummated upon the satisfaction of certain closing conditions. The accompanying financial information therefore reflects JBL as a discontinued operation for all periods presented.

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

        Genta acquired JBL in early 1991. JBL is a manufacturer of high-quality specialty chemicals and intermediate products for the pharmaceutical and in vitro diagnostic industries. A number of Fortune 500 companies use JBL products as raw material in the production of a final product. JBL markets its products to over 100 purchasers in the pharmaceutical and diagnostic industries. See "MD&A--Certain Trends and Uncertainties--Difficult Manufacturing Process; Access to Certain Raw Materials." JBL holds a California site license to manufacture drugs for use in clinical research, but the manufacturing facilities at JBL have not been inspected by the FDA for compliance with requirements for Good Manufacturing Practices ("GMP"). The Company is currently having G3139 made on a contract manufacturing basis by a third party supplier and is evaluating the establishment of affiliate relationships with third parties for the long term manufacture of oligonucleotides. See "MD&A--Certain Trends and
Uncertainties--Difficult   Manufacturing   Process;   Access  to   Certain   Raw
Materials."

        On March 19, 1999, the Company signed an Asset Purchase Agreement with Promega Corporation whereby a wholly owned subsidiary of Promega will acquire substantially all of the assets and certain liabilities of JBL. The transaction will be consummated upon the satisfaction of certain closing conditions. The accompanying financial information therefore reflects JBL as a discontinued operation for all periods presented.

Genta Europe

        During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe") received approximately 5.4 million French Francs (or, as of April 8, 1999, approximately $885,060) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified Genta Incorporated that it was responsible as a guarantor of the note for the repayment. Genta's agent in Europe has again notified ANVAR that it does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

        On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment". Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. The Company's attorney in France notified the plaintiff of the decision and that they have 30 days from such notice to appeal. The 30-day appeal period has elapsed and the Company is awaiting formal notification by the court that an appeal has not been made. The decision of the Court in Marseilles does not preclude Marseille Amenagement from pursuing its claims in other courts in France or the United States, and there can be no assurance that they will not do so.

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

        Genta has a portfolio of intellectual property rights to aspects of oligonucleotide technology, which includes novel compositions of matter, methods of large-scale synthesis, methods of controlling gene expression and cationic lipid delivery systems. In addition, foreign counterparts of certain applications have been filed or will be filed at the appropriate time. Allowed patents generally would not expire until 17 years after the date of allowance if filed in the United States before June 8, 1995 or, in other cases, 20 years from the date of application. Generally, it is the Company's strategy to apply for patent protection in the United States, Canada, Western Europe, Japan, Australia and New Zealand.

        Since its incorporation, Genta has separately filed an aggregate of over 400 United States and foreign patent applications covering new compositions and improved methods to use, synthesize and purify oligonucleotides, linker-arm technology, and compositions for their delivery. Thirty patents have been issued; seventeen in the United States (thirteen in 1998), and thirteen have issued overseas.

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

        Genta also gained access to certain rights from the National Institutes of Health ("NIH") covering phosphorothioate oligonucleotides. This includes rights to three United States issued patents, one issued European patent and other corresponding foreign applications that are still pending. In addition, under an agreement with the University of Pennsylvania, Genta has acquired exclusive rights to antisense oligonucleotides directed against the bcl-2 gene as well as methods of their use for the treatment of cancer. On March 31, 1998 and November 3, 1998, two United States patents were issued encompassing the Company's licensed antisense oligonucleotide compounds targeted against the bcl-2 gene and in vitro uses of the same. These claims cover the Company's proprietary Anticode(TM) oligonucleotide molecules which target the bcl-2 gene including its lead clinical candidate, G3139. Other related United States and corresponding foreign patent applications are still pending.

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

Competition

        For many of their applications, the Company's and Genta Jago's products under development will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of antisense technology and controlled-release formulation technology and the development of pharmaceuticals utilizing such technologies. The Company competes with fully integrated pharmaceutical companies that have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Smaller companies may also prove to be significant competitors, particularly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Furthermore, academic institutions, governmental agencies and other public and private research organizations have conducted and will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products that may be offered by the
Company.  In December  1997, a  competitor  of the  Company,  Elan  Corporation, received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., filed an ANDA for a generic formulation of procardia XL(R) (nifedipine). See "MD&A--Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

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

Human Resources

        As of April 1, 1999, Genta, JBL and Genta Europe had eight, 50 and zero employees, respectively, 10 of whom held doctoral degrees. Eleven employees were engaged in research and development activities, of which 9 were JBL, 27 were engaged in manufacturing (all of which were JBL) and 20 were in administration, sales and marketing positions (of which 14 were JBL). Most of the management and professional employees of the Company and JBL have had prior experience and positions with pharmaceutical and biotechnology companies. Genta believes it maintains satisfactory relations with its employees.

        In 1998, Genta Europe terminated its sole employee. The Company's overall staff was increased by a net of six employees in 1998, and one more to date in 1999. In October and November the Company hired two Vice Presidents, one for Corporate Development and one for Clinical and Regulatory Affairs. In February 1999, the Company hired a Vice President and Chief Financial Officer. See "MD&A--Certain Trends and Uncertainties--Need for and Dependence on Qualified Personnel."

ITEM 2.  PROPERTIES

        Genta's principal administrative offices were located in San Diego, California where the Company occupied approximately 8,500 square feet. Effective March 1, 1998, the Company reduced its leased space in San Diego to 4,732 square feet and closed its laboratory facilities at this site. The Company further reduced its leased space in December 1, 1998 to 3,944 square feet. The Company moved its headquarters to Lexington, Massachusetts, and entered into a two year lease effective April 1, 1999 for 2,400 square feet.

        JBL leases and occupies approximately 30,000 square feet of office, laboratory and manufacturing space in San Luis Obispo, California. This lease expires in 2000. The lease calls for rent of approximately $414,200 in 1999 with amounts generally increasing annually thereafter to reflect cost of living related increases. The Company currently uses substantially all of the manufacturing capacity of this facility. The Company also has an option to purchase property adjacent to this facility, for expansion, if necessary. A director and officer and another officer of the Company, Drs. Klem and Brown, respectively, are affiliated with the owners of the leased and adjacent properties. See "Business".

        Genta Pharmaceuticals Europe, S.A., the Company's European subsidiary, leased approximately 10,000 square feet of office, laboratory and manufacturing space in Marseilles, France. The lease was cancelable in 2003 and expired in 2005. In June 1998, Marseille Amenagement, a company affiliated with the city of

Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseille. Following the filing of this claim and in consideration of the request for payment of the loan from the ANVAR, Genta Europe's Board of Directors directed management to declare a "Cessation of Payment". In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. The Company's attorney notified the plaintiff of the decision and that they have 30 days from such notice to appeal. The 30-day period has elapsed and the Company is awaiting formal notification by the court that an appeal has not been made. The decision of the Court in Marseilles does not preclude Marseille Amenagement from pursuing its claims in other courts in France or the United States, and there can be no assurance that they will not do so.

ITEM 3.  LEGAL PROCEEDINGS

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement (see "Business--Anticode(TM) Brand of Antisense Oligonucleotide Programs -- Oligonucleotide Collaborative and Licensing Agreements -- Ts'o/Miller/Hopkins") and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company is currently in settlement negotiations. The Company believes that no further accrual is necessary pursuant to this settlement.

        On June 30, 1998, Marseille Amenagement, the manager of the Company's facilities in Marseilles, served notice of a suit in Marseilles, France to the Director General of the Company's subsidiary, Genta Europe. On July 30, 1998, the Company's office in San Diego, California was also served notice of the suit. The suit seeks the payment of unpaid past rents in the amount of 473,464.50 FF (as of April 8, 1999, approximately $77,601), the removal of the Company from the facility and an indemnity payment of 1,852,429 FF (as of April 8, 1999, approximately $303,613), which is allegedly equal to the balance of the first nine years' rent. On July 1, 1998, the ANVAR notified Genta Europe by letter of its claim that the Company remains liable for 4,187,423 FF (as of April 8, 1999, approximately $686,319), and is required to pay this amount immediately. In view of these events, the Board of Directors of Genta Europe directed the Director General to declare "Cessation of Payment" in the commercial court of France, which declaration was made in July 1998. Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. The Company's attorney in France notified the plaintiff of the decision and that they have 30 days from such notice to appeal. The 30-day appeal period has elapsed and the Company is awaiting formal notification by the court that an appeal has not been made. The decision of the Court in Marseilles does not preclude Marseille Amenagement from pursuing its claims in other courts in France or the United States, and there can be no assurance that they will not do so.

        In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. JBL is conducting a quarterly groundwater monitoring program, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and perchloroethylenes ("PCEs") have decreased over time. The results of the latest sampling conducted by JBL show that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The Company received an estimated volume calculation from the EPA, and a response, which is due on June 9, 1999, is currently under review. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has accrued $75,000 during 1998. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         LBC   Capital   Resources,    Inc.   ("LBC"),   a    Philadelphia-based
broker/dealer, asserted claims against the Company and others, including Paramount Capital Inc., of which Dr. Rosenwald is the sole stockholder and Mr. Weiss was a Senior Managing Director, and various related entities and persons. LBC's claims relate to the alleged breach by the Company of certain letter agreements, allegedly entered into by LBC and the Company in 1995 and 1996 with respect to brokerage and/or investment banking services, particularly in connection with a $3 million investment, for which LBC was seeking a fee. LBC sought damages in the form of cash (in excess of $4 million), stock, warrants, and other securities. A complaint was filed in the United States District Court for the Southern District of New York (98 Civ. 2491) by LBC against the Company and the same other parties.

        The Company entered into a Settlement Agreement and Release dated as of November 30, 1998 (the "Settlement Agreement") with LBC Capital Resources, Inc. ("LBC") and others. Pursuant to the Settlement Agreement, the Company agreed: to issue to LBC 2,900 shares of Series D Convertible Preferred Stock; to issue to LBC or its designee five-year warrants (the "LBC Warrants") to acquire 700,000 shares of Common Stock at an exercise price of $0.52 per share; to make certain payments to LBC totalling approximately $182,000; and to pay to LBC, upon the exercise of certain warrants, a commission equal to up to $150,000 in the aggregate. The respective conversion and exercise prices of the Series D
Preferred Stock and the LBC Warrants are subject to adjustment upon the occurrence of certain events. The fair value attributed to the 2,900 shares of Series D Preferred Stock and the Class D Warrants approximated $965,000. The Company provided for $600,000 of this $1,147,000 settlement in 1997 and the remaining amount in 1998.


(b) The LBC claim was the only material legal proceeding terminated in the quarter ending December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the quarter ended December 31, 1998.

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

(a)     Market Information

        Throughout 1996 and in the beginning of 1997, the Company's common stock was traded on the Nasdaq National Market under the symbol "GNTA." Beginning February 7, 1997, the Company's common stock traded in the over-the-counter market on the Nasdaq SmallCap Market, initially under the symbol "GNTAC." During the 20 trading days immediately following the Company's reverse stock split effected on April 7, 1997, the Company's common stock traded under the symbol "GNTCD." Genta resumed trading under the symbol "GNTA" on July 24, 1997. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by Nasdaq (as adjusted for the Reverse Stock Split).

                               High                           Low
1997
First Quarter                  9 11/16                        2 1/2
Second Quarter                 6 1/2                          1 3/4
Third Quarter                  3 3/4                          1 5/16
Fourth Quarter                 2 3/4                           25/32

1998
First Quarter                  1 5/32                           3/4
Second Quarter                 1 1/2                           23/32
Third Quarter                  1 5/32                           5/8
Fourth Quarter                 1 11/32                          7/8

1999
First Quarter                  3                              1 9/32


(b)     Holders

        There were 386 holders of record of the Company's common stock as of April 12, 1999.

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

        On June 30, 1997, a total of 161.58 Premium Preferred Units(TM) ("Units") were sold to accredited investors in a private placement (the "Private Placement"). Such sale was made in reliance on the exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act. Each unit sold in the Private Placement consists of 1,000 shares of Premium Preferred Stock(TM) (Series D Preferred Stock), par value $0.001 per share, stated value $100.00 per share, and warrants to purchase 5,000 shares of the Company's common stock, par value $0.001 per share, at any time prior to the fifth anniversary of the final closing date. A total of $16,158,000 was raised. The net proceeds to the Company were $13,957,262. The respective conversion and exercise price of the Series D Preferred Stock and the Class D Warrants is $0.94375 per share of common stock, subject to adjustment upon the occurrence of certain events. In connection with the Private Placement, the placement agent -- Paramount Capital, Inc.-- received cash commissions equal to 9% of the gross sales price and a non-accountable expense allowance equal to 4% of the gross sales price, and the placement agent received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has entered into a financial advisory agreement with the placement agent pursuant to which the financial advisor is entitled to receive certain cash fees and has received warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit.

        The Company was contractually required to file, and had filed, a Registration Statement on Form S-3 with the Securities and Exchange Commission (the "SEC") under the Securities Act with respect to the common stock issuable upon conversion and upon exercise of the securities issued in the private placement consummated in February 1997 and the Private Placement. This registration statement has not been declared effective. There can be no assurance that such registration statement will ever become effective or that any delay or failure to have such registration statement declared effective will not have a material adverse effect on the Company.

        On May 29, 1998, the Company requested, and subsequently received, consents (the "Letter Agreements") from the holders of a majority of the Series D Preferred Stock to waive the Company's obligation to use best efforts to obtain the effectiveness of a registration statement with the SEC as to Common Stock issuable upon conversion of Series D Preferred Stock and exercise of Class D Warrants. In exchange, the Company agreed to waive the contractual "lock-up" provisions to which such consenting holders were subject and which provisions would have prevented the sale of up to 75% of their securities for a nine-month period following the effectiveness of the registration statement; and to extend to January 29, 1999 from June 29, 1998 the Reset Date referred to in the Certificate of Designation of the Series D Preferred Stock. In addition, through the Letter Agreements, the Company agreed to issue to such holders warrants to purchase at $0.94375 per share, an aggregate of up to 807,900 shares of Common Stock, subject to certain anti-dilution adjustments, exercisable until June 29, 2002. The shares were valued at approximately $633,000 and recorded as a dividend. The Company had conditioned the effectiveness of such consent on its acceptance by a majority of the Series D Preferred Stockholders. The Series D Preferred Stock began earning dividends, payable in shares of the Company's Common Stock, at the rate of 10% per annum subsequent to the new Reset Date of January 29, 1999.

        See "MD&A--Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                         YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------
                                          1994         1995       1996        1997         1998
                                          ----         ----       ----        ----         ----
                                                 (In thousands, except per share amount)

CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Gain on sale of technology .........   $     --    $     --    $    373    $     --    $     --
Related party contract revenue .....         --          --       1,559         350          55
Collaborative research and
  development ......................      3,142       1,125          --          50          50
                                       --------    --------    --------    --------    --------
                                          3,142       1,125       1,932         400         105
                                       --------    --------    --------    --------    --------
Costs and expenses:
  Research and development .........     12,104       9,764       4,592       3,309       2,116
  LBC Settlement ...................         --          --          --         600         547
  Charge for acquired in-process
     research and development.......      1,850       4,762          --          --          --
General and administrative .........      5,483       4,493       5,096       6,132       4,020
                                       --------    --------    --------    --------    --------
                                         19,437      19,019       9,688      10,041       6,683
                                       --------    --------    --------    --------    --------
Loss from operations ...............    (16,295)    (17,894)     (7,757)     (9,641)     (6,578)
Equity in net loss of joint venture      (7,425)     (6,913)     (2,712)     (1,193)       (132)
Net loss of liquidated
 foreign subsidiary ................         --          --          --          --         (98)
Other income (expense), net ........        721           7        (745)     (2,851)        (38)
                                       --------    --------    --------    --------    --------
Net loss from continuing operations    $(22,999)   $(24,800)   $(11,213)   $(13,684)   $ (6,846)
Loss from discontinued operations ..       (449)       (566)       (878)     (1,741)       (739)
                                       ---------   ---------   ---------   ---------   ---------
Net loss ...........................    (23,448)    (25,366)    (12,092)    (15,425)     (7,586)
Dividends on preferred stock .......     (2,550)     (2,551)     (2,525)     (1,695)       (633)
Dividends imputed on preferred stock         --    $ (1,000)     (2,348)    (16,158)         --
                                       --------    --------    --------    --------    --------
Net loss applicable to common shares   $(25,998)   $(28,917)   $(16,965)   $(33,278)   $ (8,219)
                                       --------    --------    --------    --------    --------
Continuing Operations ..............   $ (18.67)   $ (14.53)   $  (5.39)   $  (7.13)   $  (1.06)
Discontinued Operations ............   $  (0.33)   $  (0.29)      (0.30)      (0.39)      (0.11)
Net loss per share (1) .............   $ (19.00)   $ (14.82)   $  (5.69)   $  (7.52)   $  (1.17)
                                       --------    --------    --------    --------    --------
Shares used in computing net
  loss per share ...................      1,371      1,952       2,983       4,422       7,000
Deficiency of earnings to meet
  combined fixed charges and
  preferred stock dividends (2).....   $(25,998)   $(28,917)   $(16,965)   $(33,278)   $ (8,219)

                                                               DECEMBER 31,
                                      -------------------------------------------------------------
                                          1994        1995        1996         1997     1998
                                          ----        ----        ----         ----     ----
                                                       (In thousands)

CONSOLIDATED BALANCE SHEET
DATA:

Cash, cash equivalents and short-term   $ 11,003   $    262    $    532    $  8,456   $  2,458
investments
Working capital (deficit) ...........      4,285     (2,981)     (3,816)      5,807      3,629
Total assets ........................     19,415     11,351       8,806      15,079      7,551
Notes payable and capital lease
   obligations, less current portion       1,871      2,334         118          --         --
Total stockholders' equity ..........     13,912      4,258       4,074       9,425      2,959

(1) Computed on the basis of net loss per common share described in Note 1 of Notes to Consolidated Financial Statements.
(2) The Company has incurred losses and, thus, has had a deficiency in fixed charges and preferred stock dividend coverage since inception.

THE ABOVE SELECTED FINANCIAL DATA REFLECTS DISCONTINUED OPERATIONS AND BALANCE SHEET DATA OF JBL AS A RESULT OF THE AGREEMENT TO SELL JBL IN MARCH 1999. SEE
NOTE 2 OF THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses due to continued requirements for ongoing research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities, and establishment of a sales and marketing organization. From the period since its inception to December 31, 1998, the Company has incurred a cumulative net loss of $132.1 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although mitigated by recent developments.

        The Company has been reducing its human and other resources to reduce expenses while focusing its research and development ("R&D") efforts. Genta's strategy is to build a product and technology portfolio focusing on its Anticode(TM) (antisense) products intended to treat cancer at its genetic source. To this end, the Company has reduced its R&D expenses by about 36% from last year and has significantly reduced its involvement with respect to its 50% investment in an R&D joint venture, Genta Jago, through an interim agreement reached in March 1999. The Company also entered into an Asset Purchase Agreement on March 19, 1999 for the sale of substantially all of the assets and certain liabilities of the Company's wholly owned specialty chemicals subsidiary JBL Scientific, Inc. ("JBL") for cash, a promissory note and certain pharmaceutical development services in support of Genta's G3139 development project. The transaction will be consummated upon the satisfaction of certain closing conditions and, while there can be no assurances, is expected to be completed in the second quarter of 1999. Following the pending sale of JBL, the Company will operate as one business segment. Accordingly, the following information and accompanying financial statements reflect JBL as a discontinued operation. The Company has closed its operation in France. The Company has also closed its facilities in San Diego, California and has moved its headquarters to Lexington, Massachusetts as of the second quarter of 1999.

        The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements at December 31, 1998, that expresses substantial doubt as to the Company's ability to continue as a going concern. The Company has very limited cash resources. Its ability to continue operations in 1999 depends upon the consummation of the JBL transaction and the Company's success in obtaining funding. There can be no assurance that the JBL transaction will be consummated or as to the timing thereof or that the Company will be able to obtain additional funds on satisfactory terms or at all. There are several factors that must be considered risks in that regard and those that are known to management are discussed in "MD&A--Certain Trends and Uncertainties."

        The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations,  beliefs,  intentions  or  strategies  regarding  the future.  The
Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development, receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this Management's Discussion and Analysis of Financial Condition and

Results of Operations and elsewhere in this Annual Report on Form 10-K. The Company does not undertake to update any forward-looking statements.

Results of Operations

         The following discussion of results of operations relates to the Company's continuing business.

        Operating revenues totaled $1.9 million in 1996 compared to $0.4 million in 1997 and $0.1 million in 1998. The changes in operating revenue have largely reflected the Company's lessened involvement in Genta Jago development activities. Related party contract revenues decreased from $1.6 million in 1996, to $350,000 in 1997 and $55,000 in 1998. The expenses for which these revenues are recognized as Costs and Expenses in the same period such that the net effect on Genta's consolidated statements is zero (see below). It is anticipated that, as the Company has reduced its resources and focused them on its development of its lead Anticode(TM) oligonucleotide, G3139, this trend will continue. It should be noted that at the same time, the Company is reducing its commitment to provide funds to Genta Jago. On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. It is also expected that the completion of the sale of the assets of JBL will result in a significant decrease in ongoing revenues, as all of the Company's product sales have been attributable to JBL.

        Collaborative research and development revenues were $50,000 annually in 1997 and in 1998, representing deferred revenues recognized pursuant to the Company's collaboration with Johnson & Johnson Consumer Products, Inc. See "Business--Anticode(TM) Brand of Antisense Oligonucleotide Programs--
Oligonucleotide Collaborative and Licensing Agreements--Other Anticode Agreements." The above agreement has expired.

        Costs and expenses totaled $9.7 million in 1996 compared to $10.0 million in 1997 and $6.7 million in 1998. Primarily, the overall decrease reflects reduced research and development and general and administrative charges offset by nonrecurring charges related to restructuring. The decrease in R&D expenses is the result of work force reductions and related closure of research and development facilities in San Diego.

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

        Research and development expenses totaled $4.6 million in 1996, $3.3 million in 1997, and $2.1 million in 1998. The decrease in research and development expenses is primarily attributable to the Company's redeployment of certain employees, and related workforce reductions implemented in 1996 and 1997 (see below) together with the discontinuation of several programs. Research and development and certain other services the Company provided to Genta Jago under the terms of the joint venture were significantly reduced over the period from 1996 through 1998. These amounts were $1.6 million in 1996, $350,000 in 1997 and $55,000 in 1998. There is, however, no net effect of these reductions in services to Genta Jago as they are offset by related party contract revenues.

        It is anticipated that research and development expenses may increase in the future, assuming the Company obtains sufficient financing, as the development program for G3139 expands and more patients are treated in clinical trials at higher doses, through longer or more treatment cycles, or both. Furthermore, the Company is pursuing other opportunities for new product development candidates which, if successful, will require additional research and development expenses. There can be no assurance, however, that the trials will proceed in this manner or that the Company will initiate new development programs.

        In an effort to focus its research and development on areas that provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third-party funding, technological advances, and other factors. As a result of such evaluation, the Company's product development plans have changed from time to time, and the Company anticipates that they will continue to do so in the future.

        General and administrative expenses were $5.1 million in 1996, $6.1 million in 1997, and $4.0 million in 1998. The $2.1 million decrease in 1998 reflects reductions in staff and in accounting and legal expenses. Legal expenses were higher in 1997 due to several factors: successfully defending the litigation brought by certain of the Company's preferred stockholders challenging a $3.0 million investment made in February 1997, which litigation was resolved in the Company's favor in April 1997; and the Company's successful efforts to avoid a potential Nasdaq delisting associated with the equity offerings consummated in 1997. See "Legal Proceedings" and "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

        As a continuation of its 1995 restructuring plan, in October 1996 Genta reassessed its personnel requirements and established a termination plan whereby the Company terminated 16 research and administrative employees and recorded General and Administrative expenses of $850,000 for accrued severance. In May 1997, Genta again reassessed its personnel requirements and established another termination plan involving the termination of 12 research and administrative employees. The Company recorded General and Administrative expenses of $868,000 in the second quarter of 1997 for accrued severance costs. In 1998, three additional staff personnel left the Company, and two senior managers joined the Company. Another senior manager joined the Company in 1999. Although the Company has reduced its work force to a core group of corporate personnel, the remaining team is able to maintain Genta's operations in the development of G3139. Chemical and manufacturing development and quality assurance and control is managed or conducted at JBL, in coordination with Genta's core staff. It is expected that these services will continue in 1999 following the completion of the sale of substantially all of JBL's assets and certain liabilities. The JBL Asset Purchase Agreement contemplates that, after the closing of the sale, the acquiring company will provide pharmaceutical development services to the Company at no additional charge.

        The Company recorded charges to general and administrative expenses of $600,000 and $577,000, in 1997 and 1998 respectively to account for the value of abandoned patents no longer related to the research and development efforts of the Company. The Company's policy is to evaluate the appropriateness of carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to identify a material impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents, seek to out-license them, or abandon them.

        The Company's equity in net loss of its joint venture (Genta Jago) totaled $2.7 million in 1996, compared to $1.2 million in 1997 and $132,000 in 1998. The decrease in the Company's equity in net loss of its joint venture during 1998 relative to 1997 and 1996 is largely attributable to the fact that development efforts are now focused exclusively on GEOMATRIX-based products and a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties. The operating results of Genta Jago are based primarily on three factors. First, Genta Jago receives collaborative research and development revenue from third parties. Secondly, Genta Jago is billed by Jagotec and Genta for research and development costs associated with Genta Jago projects. Thirdly, there are general and administrative costs associated with the joint venture. Through May 1995, Genta Jago's development efforts were not strictly GEOMATRIX-based products. Genta Jago also had the right to develop six Anticode(TM) oligonucleotide products licensed from Genta. However, in 1995 the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX-based products. In connection with the return of the Anticode(TM) oligonucleotide technology license rights to Genta in May 1995, Genta Jago's note payable to Genta was credited with approximately $4.4 million in principal and $0.3 million in accrued interest. Genta Jago recorded the loan credit and related accrued interest as a gain on waiver of debt in exchange for return of license rights to related party. Furthermore, since Genta Jago was no longer responsible for developing Anticode(TM) oligonucleotide products, its future working capital requirements were reduced. The equity in net loss of joint venture is determined by reducing the loss per Genta Jago financials by Genta's 20% markup on internal costs for which the joint venture is billed plus the interest accrued on the working capital loans.

        Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, there is reason to believe that any products that may be marketed in the future could represent significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competitors to Genta Jago's products being in the marketplace before Genta Jago, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products from payers such as reimbursers and government buyers. See "MD&A--Certain Trends and Uncertainties--Uncertainty of Technological Change and Competition" and "MD&A--Certain Trends and Uncertainties--Uncertainty of Product Pricing, Reimbursement and Related Matters." Both of these factors may adversely affect Genta Jago even if it is successful in developing products to obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is directing its resources from the joint venture to its Anticode development, specifically G3139, for the immediate future. On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations.

SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement.

        Interest   income  has  fluctuated   significantly   each  year  and  is
anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates each period.

        Interest expense was $9,000 in 1998, $3,309,000 in 1997, and $886,000 in
1996. In consideration of EITF D-60 which was issued by the FASB in March 1997, the Company recorded $666,667 in imputed interest on $2.0 million in 4% Convertible Debentures due August 1, 1997, that were originally issued in September 1996 and were converted at a 25% discount to market. The discount represents an effective interest rate of 38%. The charge has been included in interest expense in 1996. The Company also recorded a $3.0 million charge to imputed interest in 1997 related to value associated with 6.4 million Bridge Warrants issued in connection with a $3.0 million debt issue in February 1997.

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

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Other than Net Loss, the Company had no material components of comprehensive income.

         On June 16, 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. The Company is currently evaluating the impact of this pronouncement and does not believe adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

Liquidity and Capital Resources

        Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $124.5 million through December 31, 1998, including net proceeds of $17.0 million raised during 1997. At December 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $2.5 million compared to $8.5 million at December 31, 1997.

        The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company projects that at its current rate of spending and for its current activities, assuming consummation of the sale of JBL, its cash funds will enable the Company to maintain its present operations into the first quarter of 2000. To the extent that the Company is successful in accelerating its development of G3139 or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Similarly, the Company had been seeking to identify and hire additional senior managers to direct the business of the Company. In this regard the Company has hired a Vice President of Regulatory and Clinical Affairs, Vice President of Corporate Development and a Vice President and Chief Financial Officer. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A--Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

        If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue to expand its ongoing research and development activities, preclinical testing and clinical trials, costs associated with the market introduction of potential products, and expansion of its administrative activities. As previously discussed in the MD&A Overview, the Company entered into an Asset Purchase Agreement with Promega Corporation on March 19, 1999. Under the agreement, a wholly owned subsidiary of Promega acquires substantially all of the assets and certain liabilities of JBL for a cash payment, a promissory note, and pharmaceutical development services to be provided to Genta.

        In connection with the Genta Jago joint venture formed in late 1992 and expanded in May 1995, the Company provided funding to Genta Jago pursuant to a working capital loan agreement that expired in October 1998. Such working capital loans to Genta Jago are recorded by Genta as Loans receivable from joint venture and are expensed on Genta's books as funds are spent by Genta Jago, as the collectibility of such loans is no longer assured. In connection with Genta Jago's return of the Anticode(TM) oligonucleotide license rights to Genta in May 1995, the working capital loan payable by Genta Jago to Genta was credited with a principal reduction of approximately $4.4 million and reduction of interest thereon of approximately $0.3 million. As of December 31, 1998, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the aforementioned credit, which amount fully satisfied what the Company believes is the loan commitment established by the parties through December 31, 1998. Such loans bore interest at rates per annum ranging from 5.81% to 7.5%, and were payable in full on October 20, 1998. Genta Jago repaid Genta $1 million in principal of its working capital loans, in November 1996, from license fee revenues.

        On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. See "MD&A--Certain Trends and Uncertainties--Claims of Genta's Default Under Various Agreements."

        In 1998, the Company purchased property and equipment of $304,000, of which $272,000 pertains to JBL, and received proceeds from the disposition of property and equipment of $58,000. Through December 31, 1998, the Company had acquired $10.4 million in property and equipment of which $5.5 million was financed through capital leases and other equipment financing arrangements, $3.6 million was funded in cash and the remainder was acquired through the Company's acquisition of JBL. The Company has commitments associated with its capital leases and operating leases as discussed further in Note 7 to the Company's consolidated financial statements. In 1997, the Company bought out its equipment finance loan balance with the $251,000 in security deposits then held by the equipment finance company. During 1998, fixed assets decreased due to the sale of furniture and equipment incident to the reduction of operations at Genta Pharmaceuticals Europe and the closure of the research and development laboratory at Genta's San Diego facility. Leasehold improvements were written off by approximately $353,000 to general and administrative expense due to the elimination of operations at Genta Pharmaceuticals Europe. In 1997, the Company discontinued its effort to develop a capability at JBL to manufacture oligonucleotides and wrote off $530,000 to research and development expense.

        In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination. Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. JBL is conducting a quarterly groundwater monitoring program, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and perchloroethylenes ("PCEs") have decreased over time. The results of the latest sampling conducted by JBL show that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company believes that any costs associated with further investigation or remediation will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

        JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The EPA plans on sending by the beginning of January 1999 individual volume calculations to each de minimis PRP that received the aforementioned notice letter. While the terms of a settlement with the EPA have not been finalized, they should contain standard contribution, protection and release language. The Company has accrued $75,000 during 1998. JBL is investigating all factual and legal defenses that are available to it and plans on responding to this matter accordingly. See "MD&A--Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation." The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

        In June 1997, the Company raised gross proceeds of approximately $16.2 million (approximately $14 million net of placement costs) through the private placement of 161.58 Premium Preferred Units(TM). Each unit sold in the private placement consists of (i) 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock"), and (ii) warrants to purchase 5,000 shares of the Company's common stock at any time prior to the fifth anniversary of the final closing (the "Class D Warrants"). The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at an initial conversion price of $0.94375 per share (subject to antidilution adjustment).

        On May 29, 1998, the Company requested, and subsequently received, consents (the "Letter Agreements") from the holders of a majority of the Series D Preferred Stock to waive the Company's obligation to use best efforts to obtain the effectiveness of a registration statement with the SEC as to Common Stock issuable upon conversion of Series D Preferred Stock and exercise of Class D Warrants. In exchange, the Company agreed to waive the contractual "lock-up" provisions to which such consenting holders were subject and which provisions would have prevented the sale of up to 75% of their securities for a nine-month period following the effectiveness of the registration statement; and to extend to January 29, 1999 from June 29, 1998 the Reset Date referred to in the Certificate of Designation of the Series D Preferred Stock. In addition, through the Letter Agreements, the Company agreed to issue and did issue to such holders warrants to purchase at $0.94375 per share, an aggregate of up to 807,900 shares of Common Stock, subject to certain anti-dilution adjustments, exercisable until June 29, 2002. The shares were valued at approximately $633,000 and recorded as a dividend. The Company had conditioned the effectiveness of such consent on its acceptance by a majority of the Series D Preferred Stockholders. The Series D Preferred Stock began earning dividends, payable in shares of the Company's Common Stock, at the rate of 10% per annum subsequent to the new Reset Date of January 29, 1999.

        In February 1997, the Company raised gross proceeds of $3 million in a private placement of units consisting of (i) Senior Secured Convertible Bridge

Notes (the "Convertible Notes") that bore interest at a stated rate of 12% per annum and matured on December 31, 1997, as extended, and (ii) warrants to purchase an aggregate of approximately 6.4 million shares of common stock. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest were converted into 52,415 shares of common stock.

        In September 1996, the Company raised gross proceeds of $2 million (approximately $1.9 million net of offering costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures were convertible, at the option of the holders, at any time on or after October 23, 1996, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provided for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 590,000 shares of common stock and in 1997, the remaining $350,000 and related accrued interest was converted into 204,263 shares of common stock.

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

        In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock") in a private placement of units consisting of (i) one share of Series A Preferred Stock and (ii) one warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit. Each share of Series A Preferred Stock is immediately convertible, at any time prior to redemption, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. From January 1 through October 31, 1998, each share of Series A Preferred Stock was convertible into 7.255 shares of Common Stock. From November 1 through December 31, 1998, each share of Series A Preferred Stock was convertible into 7.333 shares of Common Stock.

        Terms of the Company's Series A Preferred Stock require the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $5 per share per annum in the third and fourth years. Dividends were to be paid in cash or common stock or a combination thereof, at the Company's option. Dividends on the Series A Preferred Stock accrued on a daily basis (whether or not declared) and accumulated to the extent not paid on the annual dividend payment date following the dividend period for which they accrued. The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard. In September 1996, holders of 55,900 shares of Series A Preferred Stock redeemed such shares and related accrued and unpaid dividends for an aggregate of 242,350 shares of the Company's Common Stock. The effect on the financial statements of the redemptions was a reduction in Accrued dividends on preferred stock, a reduction in the Par value of convertible preferred stock, an increase in the Par value of Common Stock, and an increase in Additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed for, or converted into, the Company's Common Stock, the effect on the financial statements will be the same as that previously described. The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series A and Series D Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stock, for the development of its business. See "MD&A--Certain Trends and Uncertainties--Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments."

        The Company continually evaluates its intangible assets for impairment. If evidence of impairment is noted, the Company determines the amount of impairment and charges such impairment to expense in the period that impairment is determined. Through December 31, 1998, management has considered projected future cash flows from product sales, collaborations and proceeds on sale of such assets and, other than the $600,000 and $577,000 charge recorded in 1997 and 1998 respectively, related to the disposal of certain patents, has determined that no additional impairment exists. See "MD&A--Results of Operations."

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

        The Company has completed an assessment of whether it would be necessary to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The

Company has implemented a plan to acquire and install new computer hardware and upgraded software in its facilities that will accommodate dating beyond 1999. The total year 2000 project cost will not be material and (subject to the Company's receipt of adequate additional funds) is expected to be completed not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company.

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

        It has been acknowledged by government authorities that year 2000 problems have the potential to disrupt global economies, that no business is immune from the potentially far-reaching effects of the year 2000 problems, and that it is difficult to predict with certainty what will happen after December 31, 1999. Consequently, it is possible that year 2000 problems will have a material effect on the Company's business even if the Company takes all appropriate measures to ensure that it and its key suppliers are year 2000 compliant.

Certain Trends and Uncertainties

        In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully.

Need for Additional Funds; Risk of Insolvency

        Genta's operations to date have consumed substantial amounts of cash. The Company's auditors have included an explanatory paragraph in their opinion with respect to the Company's ability to continue as a going concern. See "Independent Auditors Reports" and "MD&A--Liquidity and Capital Resources." The Company will need to raise substantial additional funds to continue its operations and conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements or the sale of key assets. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of research and development, results of pre-clinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, resources devoted to Genta Jago, the FDA and foreign regulatory processes, potential litigation by companies seeking to prevent or delay marketing approval of Genta Jago's products and other factors.

Loss History; Uncertainty of Future Profitability.
--------------------------------------------------

        Genta has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to December 31, 1998, the Company has incurred a cumulative net loss of $132.1 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements at December 31, 1998, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. See "Independent Auditors Reports" and "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

Subordination of Common Stock to Series A and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.
--------------------------------------------------------------------------------

        In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $26.9 million preference of the 447,600 outstanding shares of Series A Preferred Stock and the approximately $31.7 million preference of 226,416 shares of Series D Preferred Stock (including 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series A and Series D Preferred Stocks have been paid or funds have been set aside, for such preferred dividends by the Company.

        The conversion rate of the Series A Preferred Stock is subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $67.50 per share or less. As of April 12, 1999, each share of Series A Preferred Stock is convertible into aproximately 7.430 shares of Common Stock at a conversion price of $8.08 per share. On September 24, 1998, all outstanding Series A Warrants expired. The conversion rate of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at prices per share below certain levels. In addition, the Conversion Price of the Series D Preferred Stock in effect on January 29, 1999 (the "Reset Date") would have been adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the 20 consecutive trading days immediately preceding the Reset Date (the "12 Month Trading Price") were less than 140% of the then applicable Conversion Price (a "Reset Event"). The Trading Price on the Reset Date was above the calculated amount based on the above formula, thereby eliminating the Reset Event. Accordingly, each share of Series D Preferred Stock is presently convertible into approximately 106 shares of Common Stock at a conversion price of $0.94375 per share of Common Stock, and the exercise price of the Class D Warrants is presently $0.94375 per share. There are 1,615,800 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. An additional 807,900 Class D Warrants have been authorized and all were issued pursuant to a May 29, 1998 letter and subsequent acceptance by the Series D holders. Finally, the Company has outstanding Bridge Warrants to purchase an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share, LBC Warrants to purchase an aggregate of 700,000 shares of Common Stock at an exercise price of $0.52 per share, and warrants to purchase an aggregate of 95,768 shares of Common Stock at various exercise prices between approximately $13 and $21 per share and outstanding employee stock options. The Note and Warrant Purchase Agreement provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the

Aries Funds for each day beyond 30 days after the final closing of the Private Placement that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997, but such shelf registration statement has not been declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

Claims of Genta's Default Under Various Agreements.
---------------------------------------------------

        On May 15, 1997, Johns Hopkins University ("Johns Hopkins") sent Genta a letter stating that the license agreement entered into between the Company and Johns Hopkins in May 1990 (the "Johns Hopkins Agreement") was terminated. On November 26, 1997, Drs. Paul O.P. Ts'o and Paul Miller (the "Ts'o/Miller Partnership") sent Genta a letter claiming that Genta was in material breach of the February 1989 license agreement between the Company and the Ts'o/Miller Partnership (the "Ts'o/Miller Agreement") for failing to pay royalties from 1995 through 1997. By letter dated April 28, 1998, the Ts'o/Miller Partnership advised the Company that it was terminating the license granted pursuant to the Ts'o/Miller Agreement. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832.24. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829.00. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671.23. The Company is currently in settlement negotiations. See "Business--Anticode(TM) Brand of Antisense Oligonucleotide Programs--Oligonucleotide Collaborative and Licensing Agreements--Ts'o/Miller/Hopkins" and "Legal Proceedings."

         The French government agency L'Agence Nationale de Valorisation de la Recherche (ANVAR) asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for 4,187,423 FF (as of April 8, 1999, approximately $686,319) and is required to pay this amount immediately. The Company is working with ANVAR to achieve a mutually satisfactory resolution; however, there can be no assurance that such a resolution will be obtained. See "Business--Genta Europe" and "Legal Proceedings." There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability. See "MD&A--Liquidity and Capital Resources."

        On June 30, 1998, the Director General of the Company's subsidiary, Genta Europe was served notice of a suit in Marseilles, France by Marseille Amenagement, the manager of the Company's facilities in Marseilles. See "Legal Proceedings".

Early Stage of Development; Technological Uncertainty.
------------------------------------------------------

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

Limited Availability of Net Operating Loss Carry Forwards.
----------------------------------------------------------

        At December 31, 1998, the Company has federal and California net operating loss carryforwards of approximately $82.0 million and $14.7 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1997. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized.
Approximately $2.8 million and $0.5 million of the California tax loss carryforward expired during 1997 and 1998, respectively and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss will continue to expire in 1999, unless utilized. The Company also has federal and California research and development tax credit carryforwards of $3.2 million and $1.3 million respectively, which will begin expiring in 2003, unless previously utilized.

        Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996, 1997 and 1998. Because of the decrease in value of the Company's stock, the ownership changes which occurred in 1996, 1997 and 1998 will have a material adverse impact on the Company's ability to utilize these carryforwards. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

Dividends.
----------

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

No Assurance of Regulatory Approval; Government Regulation.
-----------------------------------------------------------

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

        The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. Six soil borings were drilled and groundwater wells were installed at several locations around the site. The
Company believes that the costs associated with further investigation or remediation will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with Governmental Regulations; however, there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future.

        JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. On this basis the Company accrued $75,000 in 1998. The EPA planned on sending by the beginning of January 1999 individual income calculations to each de minimis PRP that received the aforementioned notice letter. While the terms of the settlement have not been finalized, they should contain standard contribution release, and protection language.

Uncertainty Regarding Patents and Proprietary Technology.
---------------------------------------------------------

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

Dependence on Others.
---------------------

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

Technology Licensed From Third Parties.
---------------------------------------

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

Potential Adverse Effect of Technological Change and Competition.
-----------------------------------------------------------------

        The biotechnology industry is subject to intense competition and rapid and significant technological change. The Company and Genta Jago have numerous competitors in the United States and other countries for their respective technologies and products under development, including among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's or Genta Jago's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or Genta Jago or which would render the Company's or Genta Jago's technology and products non-competitive. Many of the Company's and Genta Jago's competitors have substantially greater financial, technical, marketing and human resources than the Company or Genta Jago. In addition, many of those competitors have significantly greater experience than the Company or Genta Jago in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's or Genta Jago's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company or Genta Jago and such competitors may succeed in delaying or blocking regulatory approvals of the Company's or Genta Jago's products. As competitors of the Company or of Genta Jago receive approval for products that share the same potential market as the Company's or Genta Jago's potential products, the market share available to the Company or Genta Jago will likely be reduced, thereby reducing the potential revenues and earnings available to the Company or Genta Jago. In addition, increased pricing competition would also likely result, further reducing the earnings potential of the Company's or Genta Jago's products. The Company is aware that certain competitors of Genta Jago have filed, and received approval of, an ANDA for a generic formulation of drugs of which Genta Jago was working to develop generic formulations. Furthermore, if the Company or Genta Jago is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery or antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

Uncertainty of Clinical Trials and Results.
-------------------------------------------

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

Difficult Manufacturing Process; Access to Certain Raw Materials.
-----------------------------------------------------------------

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

Limited Sales, Marketing and Distribution Experience.
-----------------------------------------------------

        The Company and Genta Jago have very limited experience in pharmaceutical sales, marketing and distribution. In order to market and sell certain products directly, the Company or Genta Jago would have to develop or subcontract a sales force and a marketing group with technical expertise. There can be no assurance that any direct sales or marketing efforts would be successful.

Uncertainty of Product Pricing, Reimbursement and Related Matters.
------------------------------------------------------------------

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

Need for and Dependence on Qualified Personnel.
-----------------------------------------------

        The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel or both is likely further to impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that Genta will be able to attract and retain the qualified personnel necessary for the development of its business. The Company has hired a Vice President and Chief Financial Officer, a Vice President of Corporate Development and a Vice President of Clinical and Regulatory Affairs.

Product Liability Exposure; Limited Insurance Coverage.
-------------------------------------------------------

        The Company's, JBL's and Genta Jago's businesses expose them to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. The Company has also obtained a level of liability insurance coverage that it deems appropriate for its current stage of development. However, there can be no assurance that the Company's present insurance coverage is adequate. Such existing coverage may not be adequate as the Company further develops products, and no assurance can be given that, in the future, adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim would not have a material adverse effect on the business or financial condition of the Company.

Fundamental Change.
-------------------

        In 1999, the Board of Directors of the Company and certain holders of Common Stock and Series A and Series D Preferred Stock approved, in accordance with Delaware law, an amendment to the Restated Certificate of Incorporation to remove the "Fundamental Change" redemption right. The Company recently distributed to its stockholder's an Information Statement on Form 14C describing this stockholder action and expects formally to amend the Restated Certificate of Incorporation after the expiration of the 20 day period provided for in Rule 14c-5 promulgated under the Exchange Act. The Company's Restated Certificate of Incorporation currently provides that upon the occurrence of a "Fundamental Change," the holders of Series A Preferred Stock have the option of requiring the Company to repurchase all of each such holder's shares of Series A Preferred Stock at the Redemption Price, an event that could result in the Company being required to pay to the holders of Series A Preferred Stock stock or (in certain circumstances) cash in the aggregate amount of approximately $26.9 million. Furthermore, if the Company is required to redeem the Series A Preferred Stock, it would also be required (subject to certain conditions) to offer to redeem the Series D Preferred Stock, on a pari passu basis with the Series A Preferred Stock and with the same type of consideration paid in redemption of the Series A Preferred Stock. Upon a Fundamental Change, the Company could, under certain circumstances, be required to pay the holders of Series D Preferred Stock cash in the aggregate amount of approximately $26.0 million (not including an additional $5.7 million that could be payable upon redemption of 40,395 shares of Series D Preferred Stock issuable upon exercise of certain warrants). "Fundamental Change" is defined as: (i) a "person" or "Group" (as defined), together with any affiliates thereof, becoming the beneficial owner (as defined) of Voting Shares (as defined) of the Company entitled to exercise more than 60% of the total voting power of all outstanding Voting Shares of the Company (including any Voting Shares that are not then outstanding of which such person or Group is deemed the beneficial owner) (subject to certain exceptions); (ii) any consolidation of the Company with, or merger of the Company into, any other person, any merger of another person into the Company, or any sale, lease or transfer of all or substantially all of the assets of the Company to another person (subject to certain exceptions); (iii) the sale, transfer or other disposition (or the entry into a commitment to sell, transfer or otherwise dispose) of all or any portion of the shares of Genta Jago held at any time by the Company (or the imposition of any material lien on such shares which lien is not removed within 30 days of imposition) and the sale (or functional equivalent of a sale) of all or substantially all of the assets of Genta Jago; or (iv) the substantial reduction or elimination of a public market for the Common Stock as the result of repurchases, delisting or deregistration of the Common Stock or corporate reorganization or recapitalization undertaken by the Company.

Hazardous Materials; Environmental Matters.
-------------------------------------------

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

Volatility  of  Stock  Price;  Market  Overhang  from  Outstanding   Convertible
Securities and Warrants.
--------------------------------------------------------------------------------

        The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by Genta, Genta Jago or their competitors, other evidence of the safety or efficacy of products of Genta, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. As of April 12, 1999, the Company had 15,080,326 shares of Common Stock outstanding. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

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

Certain Interlocking Relationships; Potential Conflicts of Interest.
--------------------------------------------------------------------

        The Aries Funds have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D., and Andrew J. Stein as nominees to the Board of Directors. Such persons were elected as Directors of the Company. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds currently do not hold a controlling block of voting stock, although the Aries Funds have the present right to appoint a majority of the Board of Directors, and to convert and exercise their securities into a significant portion of the outstanding Common Stock. See "MD&A--Certain Trends and Uncertainties--Concentration of Ownership and Control" below. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

Concentration of Ownership and Control.
---------------------------------------

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

Effect of Certain Anti-Takeover Provisions.
-------------------------------------------

         The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of the By-laws and the amendment, if any, of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation.


Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities.
--------------------------------------------------------------------------------

        If the Company's securities were not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions including (i) the securities being quoted on the Nasdaq National Market or SmallCap Market and (ii) the securities' issuer having net tangible assets in excess of $2,000,000 and having been in continuous operation for at least three years (both exceptions enumerated above are currently met by the Company). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Since the Company has liquidated its Genta Europe subsidiary, the Company has no material currency exchange or interest rate risk exposure as of December 31, 1998. With the liquidation, there will be no ongoing exposure to material adverse effect on the Company's business, financial condition, or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                      Genta Incorporated
                             Index to Financial Statements Covered
                              by Reports of Independent Auditors



Genta Incorporated

Reports of Independent Auditors ............................................................52

Consolidated Balance Sheets at December 31, 1997 and 1998...................................54

Consolidated Statements of Operations for the years ended
December 31, 1996, 1997 and 1998............................................................55

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1996, 1997 and 1998........................................56

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1997 and 1998............................................................59

Notes to Consolidated Financial Statements..................................................60

Genta Jago Technologies B.V. (a development stage company)

Reports of Independent Auditors.............................................................83

Balance Sheets at December 31, 1997 and 1998................................................85

Statements of Operations for the years ended December 31, 1996, 1997 and 1998 and for the period December 15, 1992 (inception) through December 31, 1998..................86

Statement of Stockholders' Equity (Net Capital Deficiency) for the Period
December 15, 1992 (inception) through December 31, 1998.....................................87

Statements of Cash Flows for the years ended December 31, 1996, 1997 and
1998 and for the period December 15, 1992 (inception) through December 31, 1998.............88

Notes to Financial Statements...............................................................89





                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Genta Incorporated

We have audited the accompanying consolidated balance sheet of Genta Incorporated and its subsidiaries as of December 31, 1998 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the recurring losses from operations, and expectations of continued losses in the foreseeable future, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Boston, Massachusetts
April 15, 1999

                         Report of Independent Auditors

The Board of Directors and Stockholders
Genta Incorporated

We have audited the accompanying consolidated balance sheet of Genta Incorporated as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genta Incorporated at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

As discussed in Note 8 to the financial statements, the Company restated its operating results for 1996 to include the effects of recording imputed non-cash interest costs totaling $666,667 and imputed non-cash dividends on preferred stock totaling $2,348,000 not previously recorded in operating results for 1996. This had the effect of increasing net loss applicable to common stockholders by $3,014,667 in 1996, and increasing net loss per share (basic and diluted) by $(1.01) in 1996.


                                             ERNST & YOUNG LLP

San Diego, California
June 18, 1998

                                      Genta Incorporated
                                  Consolidated Balance Sheets

                                                                         December 31,                  December 31,
                                                                               1997                          1998
                                                                    ------------------            -----------------
Assets
Current assets:
  Cash and cash equivalents                                                $2,194,424                   $1,566,288
  Short-term investments, available-for-sale                                6,262,000                      892,372
  Prepaid expenses                                                                 --                      405,700
  Property held for sale                                                           --                      290,000
  Other current assets                                                        218,513                      176,700
  Net current assets of discontinued operations                               582,100                    2,606,304
                                                                   ------------------            -----------------
  Total current assets                                                      9,257,037                    5,937,364

Property and equipment, net                                                   892,608                      148,245
Intangibles, net                                                            2,435,172                    1,460,383
Deposits and other assets                                                     627,230                        5,301
Net non-current assets of discontinued operations                           1,866,902                           --
                                                                    ------------------           -----------------
Total assets                                                              $15,078,949                   $7,551,293
                                                                    ==================           =================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                         $  556,823                   $  432,116
  Payable to research institution                                             635,661                      635,661
  Accrued compensation                                                        427,536                       84,888
  LBC Settlement                                                              568,420                           --
  Other accrued expenses                                                      162,330                      580,779
  Deferred revenue                                                            198,570                           --
  Current portion of long term debt                                           900,558                           --
  Net liabilities of liquidated foreign subsidiary                                 --                      574,812
                                                                   ------------------             ----------------
Total current liabilities                                                   3,449,898                    2,308,256


Deficit in joint venture                                                    2,204,053                    2,284,018

Commitments and contingencies (Notes 7, 8 and 14)
Stockholders equity:
Preferred stock; 5,000,000 shares authorized, convertible
preferred shares outstanding:
 Series A convertible preferred stock, $.001 par value;
 456,600 and 447,600 shares issued and outstanding at
 December 31, 1997 and 1998, respectively; liquidation value is
 $26,856,000 at December 31, 1998                                                 457                          448
 Series D convertible preferred stock, $.001 par value; $100 stated
 value, 226,995 and 186,021 shares issued and
 outstanding at December 31, 1997 and 1998,
 respectively; liquidation value is $26,042,940 at
 December 31, 1998
Common stock, $.001 par value; 70,000,000 shares                                  227                          186
 authorized; 5,712,363 and 10,426,215 shares issued and outstanding at
 December 31, 1997 and 1998, respectively                                       5,712                       10,426

Additional paid-in capital                                                129,320,493                  130,627,251
Accumulated deficit                                                      (124,467,891)                (132,053,657)
Accrued dividends payable                                                   4,566,000                    5,108,790
Deferred compensation                                                              --                     (734,425)
                                                                      ---------------                -------------
Total stockholders' equity                                                  9,424,998                    2,959,019
                                                                      ---------------                -------------
Total liabilities and stockholders' equity                                $15,078,949                  $ 7,551,293
                                                                      ===============                =============


                              See accompanying notes.

                                      Genta Incorporated
                            Consolidated Statements of Operations



                                                           Years ended December 31,
                                              ------------------------------------------------
                                                    1996               1997             1998
                                               --------------    --------------    ------------
Revenues:                                        (restated)
     Related party contract revenue                $1,558,962          $350,097         $55,087
     Collaborative research and
        development                                        --            50,000          50,000
     Gains on sale of technology                      373,261                --              --
                                               --------------    --------------    ------------
                                                    1,932,223           400,097         105,087
Costs and expenses:
     Research and development                       4,592,537         3,309,216       2,115,954
     LBC settlement                                        --           600,000         547,000
     General and administrative                     5,096,304         6,131,355       4,020,169
                                                   ----------    --------------       ---------
                                                    9,688,841        10,040,571       6,683,123
                                                   ----------    --------------      ----------

Loss from operations                               (7,756,618)       (9,640,474)     (6,578,036)
Equity in net loss of joint venture                (2,712,183)       (1,193,321)       (131,719)
Net loss of liquidated foreign subsidiary                  --                --         (98,134)

Other income (expense):
     Interest income                                  140,932           458,437         272,336
     Interest expense                                (885,602)       (3,309,120)         (8,661)
     Other income (expense)                                --                --        (301,587)
                                                --------------    --------------    ------------
Net loss from continuing operations               (11,213,471)      (13,684,478)     (6,845,801)

Discontinued operations:
     loss from discontinued operations               (878,978)       (1,741,339)       (739,965)
Net loss                                          (12,092,449)      (15,425,817)     (7,585,766)
Dividends accrued on preferred stock               (2,524,701)       (1,694,677)       (632,790)
Dividends imputed on preferred stock               (2,348,000)      (16,158,000)             --
                                                --------------     -------------   -------------
                                                                                             --
Net loss applicable to common shares             $(16,965,150)     $(33,278,494)   $ (8,218,556)
                                               =================================================
Net loss per share (basic and diluted):
Continuing operations                                  $(5.39)           $(7.13)         $(1.06)
                                               =================================================
Discontinued operations                                 (0.30)            (0.39)          (0.11)
                                               =================================================
Net loss applicable to common shares                   $(5.69)           $(7.52)         $(1.17)
                                               =================================================
Shares used in computing net loss per share         2,983,449         4,422,409       7,000,191
                                               =================================================

                            See accompanying notes.

                               Genta Incorporated
                 Consolidated Statements of Stockholders' Equity

                                       Convertible                                        Additional                      Accrued
                                       Preferred     Stock     Common Stock                paid-in      Accumulated      Dividends
                                       Shares       Amount     Shares         Amount       Capital        Deficit         Payable
                                       --------------------    ----------------------     -----------------------------------------


Balance at December 31, 1995           603,000         603      2,396,557     2,396       102,395,673     (96,949,625)    1,572,588
Issuance of Series C
   convertible preferred                 6,000           6             --        --         5,492,633              --          --
   stock
Issuance of Series C
   convertible preferred                 1,044           1             --        --         1,044,000              --          --
   stock upon conversion of
   promissory notes
Issuance of common stock upon
   conversion of
   Series A convertible                (71,900)        (72)       255,446       255           326,838              --      (327,021)
   preferred stock and
   related accrued dividends
Issuance of common stock
   upon conversion
   of Series B convertible              (3,000)         (3)       226,943       227            33,783              --       (34,007)
   preferred stock and
   related accrued dividends

Issuance of common stock upon
   conversion of Series C Convertible   (5,620)         (6)       524,749       525            64,210              --       (64,729)
   preferred stock and
   related accrued
   dividends
Issuance of common stock upon
   conversion of                            --          --        587,790       588         1,598,011              --            --
   convertible debentures
Issuance of warrants to
   purchase common                          --          --             --        --           221,543              --            --
   stock for patent legal
   services
Issuance of common stock on                 --          --          7,882         8           171,565              --            --
   exercise of
   options
Dividends accrued on preferred              --          --             --        --        (2,524,701)             --     2,524,701
   stock
Interest imputed on convertible             --          --             --        --           666,667              --            --
   debentures
Net loss                                    --          --             --        --                --     (12,092,449)           --
                                       -------         ---      ---------     -----       -----------    -------------    ----------
Balance at December 31, 1996           529,524         529      3,999,367     3,999       109,490,222    (109,042,074)    3,671,532




                                         Notes
                                      Receivable                          Total
                                         from           Deferred      Stockholders'
                                     Stockholders     Compensation       Equity
                                     ------------     ------------    ---------------

Balance at December 31, 1995           (49,976)             --           6,971,659
Issuance of Series C
   convertible preferred                    --              --           5,492,639
   stock
Issuance of Series C
   convertible preferred                    --              --           1,044,001
   stock upon conversion of
   promissory notes
Issuance of common stock upon
   conversion of
   Series A convertible                     --              --                  --
   preferred stock and
   related accrued dividends

Issuance of common stock
   upon conversion
   of Series B convertible                  --              --                  --
   preferred stock and
   related accrued dividends

Issuance of common stock upon
   conversion
   of Series Convertible                    --              --                  --
   preferred stock and
   related accrued
   dividends
Issuance of common stock upon
   conversion of                            --              --          1, 598,599
   convertible debentures
Issuance of warrants to
   purchase common                          --              --             221,543
   stock for patent legal
   services
Issuance of common stock on                 --              --             171,573
   exercise of
   options
Dividends accrued on preferred              --              --                  --
   stock
Interest imputed on convertible             --              --             666,667
   debentures

Net loss                                    --              --         (12,092,449)
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 1996           (49,976)             --           4,074,232

                               Genta Incorporated
                 Consolidated Statements of Stockholders' Equity




                                               Convertible                                       Additional
                                             Preferred Stock             Common Stock             paid-in        Accumulated
                                             Shares    Amount      Shares          Amount         Capital        Deficit
                                           ---------------------  -----------------------      ------------     ----------------

Balance at December 31, 1996                 529,524       529      3,999,367       3,999       109,490,222      (109,042,074)
Issuance of common stock for                      --        --         38,400          38            42,000                --
   services rendered and severance
Return of common stock in exchange for
   forgiveness of note receivable                 --        --         (1,250)         (1)               --                --
Issuance of common stock upon conversion
   of Series A convertible preferred stock
   and related accrued dividends             (71,500)      (71)       518,742         519           714,552                --

Issuance of common stock upon conversion
   of Series C convertible preferred stock
   and related accrued dividends              (1,424)       (1)       952,841         953            84,257                --

Issuance of common stock upon conversion
   of convertible debentures                      --        --        204,263         204           358,355                --
Issuance of Series D convertible stock
   preferred stock                           161,580       162             --          --        13,957,100                --

Issuance of Series D convertible
   preferred
   stock upon conversion of senior            65,415        65             --          --         3,270,684                --
   secured
   convertible bridge notes and accrued
   interest
Dividends accrued on preferred stock              --        --             --          --        (1,694,677)               --
Issuance of warrants to purchase common
   stock in connection with line of               --        --             --          --            98,000
   credit
Interest imputed on convertible                   --        --             --          --         3,000,000
   debentures
Net loss                                          --        --             --          --                --       (15,425,817)
                                              =========  ======   ===========    ========    ==============    ==============
Balance at December 31, 1997                 683,595     $ 684      5,712,363     $ 5,712     $ 129,320,493     $(124,467,891)




                                                                         Notes
                                                  Accrued             Receivable                          Total
                                                  Dividend               from          Deferred        Stockholders'
                                                  Payable           Stockholders    Compensation         Equity
                                               -------------       --------------   -------------    -------------


Balance at December 31, 1996                     3,671,532            (49,976)               --         4,074,232
Issuance of common stock for                            --                 --                --            42,038
   services rendered and severance
Return of common stock in exchange for
   forgiveness of note receivable                       --             49,976                              49,975
Issuance of common stock upon conversion
   of Series A convertible preferred stock
   and related accrued dividends                  (715,000)                --                --                --

Issuance of common stock upon conversion
   of Series C convertible preferred stock
   and related accrued dividends                   (85,209)                --                --                --

Issuance of common stock upon conversion
   of convertible debentures                            --                 --                --           358,559
Issuance of Series D convertible stock
   preferred stock                                      --                 --                          13,957,262

Issuance of Series D convertible
   preferred
   stock upon conversion of senior                      --                 --                --         3,270,749
   secured
   convertible bridge notes and accrued
   interest
Dividends accrued on preferred stock             1,694,677                 --                --
Issuance of warrants to purchase common
   stock in connection with line of                     --                 --                --            98,000
   credit
Interest imputed on convertible                         --                 --                --         3,000,000
   debentures
Net loss                                                --                 --                         (15,425,817)
                                               ===========        ===========          ========      ============
Balance at December 31, 1997                   $ 4,566,000         $       --           $    --        $9,424,998



                                               Convertible                                Additional                       Accrued
                                             Preferred Stock        Common Stock          paid-in         Accumulated     Dividends
                                             Shares    Amount     Shares     Amount       Capital             Deficit       Payable
                                             --------------------------------------------------------------------------------------

 Balance at December 31, 1997                683,595    $684      5,712,363   $5,712    $129,320,493   $(124,467,891)    $4,566,000
 Issuance of common stock upon conversion
    of Series A convertible preferred stock  (9,000)     (9)         65,295       65          89,944               --       (90,000)
    and related accrued dividends
 Issuance of common stock upon conversion
    of Series D convertible preferred
    stock                                   (43,874)    (44)      4,648,557    4,649          (4,605)              --            --

 Shares and warrants issued in connection
    with LBC settlement                        2,900       3             --       --         965,417               --            --

 Deferred compensation                            --      --             --       --         888,792               --            --

 Amortization of deferred compensation            --      --             --       --              --               --            --
 Dividends accrued on preferred stock             --      --             --       --        (632,790)              --       632,790
 Net loss                                         --      --             --       --              --       (7,585,766)           --
                                             ---------------------------------------------------------------------------------------

 Balance at December 31, 1998                633,621    $634     10,426,215  $10,426    $130,627,251    $(132,053,657)   $5,108,790
                                             =======================================================================================




                                                      Notes
                                                    Receivable                         Total
                                                       From         Deferred       Stockholders'
                                                   Stockholders   Compensation        Equity
                                                  ---------------------------------------------

 Balance at December 31, 1997                     $     --    $        --          $9,424,998
 Issuance of common stock upon conversion
    of Series A convertible preferred stock             --             --                  --
    and related accrued dividends
 Issuance of common stock upon conversion of
    Series D convertible preferred stock
                                                        --             --                  --

 Shares and warrants issued in connection
    with LBC settlement                                 --             --             965,420
 Deferred Compensation                                  --       (888,792)                 --
 Amortization of deferred compensation                  --        154,367             154,367

 Dividends accrued on preferred stock
 Net loss                                               --             --          (7,585,766)
                                                  ---------------------------------------------

 Balance at December 31, 1998                           --      $(734,425)         $2,959,019
                                                  =============================================




                                           See accompanying notes.

                                             Genta Incorporated
                                   Consolidated Statements of Cash Flows



                                                                                         Years ended December 31,
                                                                         ------------------------------------------------------
                                                                              1996                 1997              1998
                                                                         ------------------------------------------------------
                                                                           (restated)
Operating activities
Net loss                                                                       $(12,092,449)   $(15,425,817)       $(7,585,766)
Items reflected in net loss not requiring cash:
        Depreciation and amortization                                             1,518,142        1,022,432           957,583
        Equity in net loss of joint venture                                       2,712,183        1,193,321           131,719
        Loss on disposal of fixed assets                                                 --        1,130,809           340,808
        Loss on abandonment of patents                                                   --          600,000           576,544
        Interest accrued on convertible notes and debentures                             --          279,308                --
        Fair value of warrants issued in connection with line of credit                  --           98,000                --
      LBC settlement                                                                     --          568,420           547,000
      Forgiveness of shareholder note                                                    --           49,976                --
        Fair value of common stock issued for severance and services                     --           42,038                --
        Compensation expense related to stock options                                    --               --           154,367
        Interest imputed on convertible debentures                                  666,667        3,000,000                --
       Changes in operating assets and liabilities:
      Accounts and notes receivable                                                 168,600          233,650          (400,972)
      Inventories                                                                  (289,599)         166,235          (137,603)
      Prepaids and other assets                                                     (33,241)         (33,349)         (382,166)
      Accounts payable, accrued expenses and other                                 (803,347)      (1,036,342)          268,278
      Deferred revenue                                                               44,589            5,449          (198,570)
                                                                                -----------       ----------        ----------
Net cash used in operating activities                                            (8,108,455)      (8,105,870)       (5,728,768)

Investing activities
   Purchase of short-term investments                                            (1,497,775)      (8,771,737)       (1,882,290)
   Maturities of short-term investments                                           1,497,775        2,509,737         7,251,918
   Purchase of property and equipment                                              (115,922)         (34,246)         (303,556)
   Proceeds from sale of property and equipment                                          --           70,691            57,686
   Loans receivable from joint venture                                             (846,784)        (595,771)          (51,754)
   Deposits and other                                                               642,654          (67,331)           37,575
                                                                                -----------       ----------        ----------
Net cash provided (used in) by investing activities                              (320,052)      (6,888,657)        5,109,579

Financing activities
Proceeds from notes payable                                                       2,176,500        3,000,000                --
   Repayment of notes payable and capital leases                                 (1,948,438)        (300,324)               --
   Proceeds from issuance of preferred stock, net                                 8,267,539       13,957,262                --
   Proceeds from issuance of common stock, net                                      171,573               --                --
   Other                                                                             21,591               --                --
                                                                                -----------       ----------        ----------
Net cash provided by financing activities                                         8,688,765       16,656,938                --
Increase in cash and cash equivalents                                               260,258        1,662,411          (619,189)
Less cash at liquidated foreign subsidiary                                               --               --            (8,947)
Cash and cash equivalents at beginning of year                                      271,755          532,013         2,194,424
                                                                                -----------       ----------        ----------
Cash and cash equivalents at end of year                                        $   532,013       $2,194,424        $1,566,288
                                                                                ===========       ==========        ==========
Supplemental disclosure of cash flow information:
Interest paid                                                                   $   225,186       $  33,914         $    8,661
                                                                                ===========       =========        ===========

Supplemental disclosure of noncash investing and financing activities:
Warrant dividend                                                                         --             --             632,790
Preferred stock dividend accrued                                                  2,524,701      1,694,677                  --
Dividends imputed on preferred stock                                              2,348,000     16,158,000                  --
Common stock issued in payment of dividends on preferred stock                      425,757        800,209              90,000

 Preferred stock issued upon conversion of notes payable and accrued interest     1,044,001             --                  --
                                                                                                                            --
Common stock issued upon conversion of notes and convertible debentures and       1,598,599        358,559                  --
  accrued  interest
Exchange of deposits for purchase of equipment                                    1,200,000        251,000                  --
Preferred stock issued upon conversion of short-term notes payable and accrued           --      3,270,749                  --
  interest                                                                               --             --                  --
Conversion of accrued expenses into paid in capital related to LBC settlement                                          418,417



                            See accompanying notes.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


1.  Organization and Significant Accounting Policies

        Organization and Business

        Genta Incorporated ("Genta" or the "Company") is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. The Company has a 50% equity interest in a drug delivery system joint venture with SkyePharma, PLC ("SkyePharma", formerly with Jagotec AG ("Jagotec"), Genta Jago Technologies B.V. ("Genta Jago"), established to develop oral controlled-release drugs. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company had also manufactured and marketed specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), until the Company entered into an Asset Purchase Agreement with Promega Corporation on March 19, 1999. JBL is presented as discontinued operations. See Note 2.

        Basis of Presentation

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had recurring operating losses since inception and management expects that they will continue for the next several years. Management's plans for funding future losses includes amending its agreement with Genta Jago on March 4, 1999, and the Company has entered into an Asset Purchase Agreement with Promega Corporation for the sale of certain assets and liabilities of JBL on March 19, 1999 (Note
2).

        The Company is also actively seeking collaborative agreements, equity financing and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, JBL and Genta Pharmaceuticals Europe, S.A. ("Genta Europe"), the Company's European subsidiary based in Marseilles, France. During 1998, pursuant to a filing for "Cessation of Payment" in Marseilles, France, the Company has deconsolidated the accounts for Genta Europe and has recorded all remaining net liabilities at their estimated liquidation value. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Revenue Recognition and Major Customers

         Revenue from product sales is recognized upon shipment. As a result of the Company's decision to sell JBL in March 1999, all product sales are reported in discontinued operations.

        Collaborative research and development revenues are recorded as earned, generally ratably, as research and development activities are performed under the terms of the contracts. Royalty revenues from license arrangements are recognized when earned. Payments received in excess of amounts earned are deferred.

        Cash, Cash Equivalents and Short-Term Investments

        Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with remaining maturities of three months or less when purchased. Short-term investments consist of corporate notes, all of which mature within 90 days from December 31, 1998. The estimated fair value of each investment security approximates the amortized cost and, therefore, no unrealized gains or losses existed as of December 31, 1998.

        Fair Value of Financial Instruments

        The carrying amount of cash, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of investments available for sale is based on current market value.

        Concentration of Credit Risk

        The Company markets its specialty biochemical and intermediate products to the pharmaceutical and diagnostic industries. Generally, collateral is not required on the Company's sales. Credit losses have historically been insignificant and within management's expectations.

        The Company invests its excess cash primarily in debt instruments of domestic corporations with "AA" or greater credit ratings as defined by Standard and Poors, although the Company's investment guidelines permit investment in "A" rated domestic corporate obligations and other eligible investments. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. As a result of the Company's decision to sell JBL in March 1999, all inventories are included in net current assets of discontinued operations. See
Note 2.

         Property Held for Sale

        The Company acquired a pill machine on July 1, 1996 for $757,465 on which it has recorded depreciation of $243,471 for a net book value of $513,994. The Company has entered into an agreement to sell the machine for $290,000 and has, therefore, recorded this asset held for sale at that net realizable value and has recorded a $223,994 loss on the impairment of this asset.

        Property and Equipment

         Property and equipment is stated at cost and depreciated over the estimated useful lives, ranging from 2 to 7 years, of the assets using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Amortization of equipment under capital leases is reported with depreciation of property and equipment. The Company's policy is to evaluate the appropriateness of the carrying value of the undepreciated value of the long-lived assets on the basis of estimated future cash flows (undiscounted) and other factors.

        Intangible Assets

        Intangible assets, consisting primarily of capitalized patent costs (as well as purchased proprietary technology at JBL), are amortized using the straight line basis over a term of 5 years for issued patents, 14 years for purchased proprietary technology and 5-7 years for organizational and other amortizable costs. The Company's policy is to evaluate the appropriateness of the carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company evaluates, each financial reporting period, the continuing value of patents and patent applications. Through this evaluation, the Company may elect to continue to maintain these patents; seek to out-license them; or abandon them. As a result of such evaluation, the Company recorded charges in the fourth quarter to general and administrative expenses of $600,000 and $577,000 in 1997 and 1998, respectively, for specific capitalized patents no longer related to the research and development efforts of the Company.

        Dividends

        The number of shares of common stock issued in payment of dividends on Series A Preferred Stock, is based on the fair market value of such shares of common stock on the date the dividends become due.

        Income Taxes

        The Company uses the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 the Company records valuation allowances against net deferred tax assets. If based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

        Stock Options

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of option valuation models that were not developed for use in valuing employee stock options. The Company provides pro forma disclosure pursuant to SFAS No. 123 in Note 9 to the financial statements.

        Under APB 25, deferred compensation is recorded for the excess of the fair value of the stock on the measurement date (which is the latter of the date of the option grant or the date of stockholder approval of options available for grant), over the exercise price of the option (intrinsic value method). The deferred compensation is amortized over the vesting period of the option.

        The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method provided for in SFAS No. 123.

        Net Loss Per Common Share

         Under SFAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share is based upon the weighted average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

        Net loss per common share for the years ended December 31, 1996, 1997 and 1998 is based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities including options, warrants and convertible preferred stock, have not been included in the calculation of the net loss per common share as their effect is antidilutive. All share data and per share amounts have been retroactively restated to reflect a ten for one reverse stock split authorized by the Board of Directors on April 4, 1997.

        Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131, "Segment Information" ("SFAS No. 131"), and which were both adopted by the Company in 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Other than Net Loss, the Company had no other material components of comprehensive income.

        SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported, as disclosed in Note 17, on the basis that is used internally for evaluating the segment performance.

         On June 16, 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. The Company is currently evaluating the impact of this pronouncement and does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.


          Reclassification

         Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Discontinued Operation

         On March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega Corporation whereby a wholly-owned subsidiary of Promega will acquire substantially all of the assets and certain liabilities of JBL for cash, a promissory note, and certain pharmaceutical development services in support of Genta's development project.

        As a result of the pending sale, the Company's specialty biochemical manufacturing segment (JBL) has been presented as discontinued operations. The assets and liabilities relating to the discontinued operations are included in net assets of discontinued operations in the consolidated balance sheets at December 31, 1997 and 1998. The results of operations for the discontinued segment are included in discontinued operations in the consolidated statements of operations for the years ended December 31, 1996, 1997 and 1998.

Net assets of discontinued operations consisted of the following:


                                                     December 31, 1997       December 31, 1998
                                                     -----------------       -----------------


Accounts receivable, net....................         $    431,046            $     832,018
Inventories, net............................              826,008                  963,611
Property and equipment, net.................              825,542                  763,082
Other assets................................            1,041,360                  897,399
Liabilities.................................             (674,954)                (849,806)
                                                         --------                 ---------
     Total..................................         $  2,449,002            $   2,606,304
                                                     ============            ==============
Less current portion........................             (582,100)              (2,606,304)
                                                     -------------           --------------
                                                     $  1,866,902            $          --

Operating results of the discontinued segment consisted of the following:

                                                                             Year Ended
                                                                             December 31,
                                                      -------------------------------------------------
                                                          1996               1997            1998
                                                          ----               ----            ----

Product sales.....................................  $ 4,924,694       $ 4,701,649          $ 5,346,795
Operating expenses................................   (5,821,905)       (6,520,831)          (6,087,565)
Other income......................................       18,233            77,843                  805
                                                    -----------       ------------         ------------
Loss..............................................  $  (878,978)      $(1,741,339)         $  (739,965)
                                                    ===========       ============         ============

        One customer, a European distributor, accounted for approximately 27%, 25% and 14% of product sales during the years ended December 31, 1996, 1997 and 1998, respectively. One other customer, who accounted for less than 10% of product sales in 1997, accounted for approximately 19% of product sales during the year ended December 31, 1998.


3.  Property and Equipment

        Property and equipment is comprised of the following:

                                                      December 31,

                                                     1997             1998
                                            -----------------------------------
Equipment ..................................      $1,661,612        $ 148,997
Leasehold improvements......................          75,331               --
Furniture and fixtures......................          14,338            9,768
                                            -----------------------------------
                                                   1,751,281          158,765
Less accumulated depreciation and
   amortization ............................        (858,673)         (10,520)
                                            -----------------------------------
                                                 $   892,608         $148,245
                                            ===================================



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

5.  Genta Jago Joint Venture

        Beginning in 1996 and through the first quarter of 1999, the Company has significantly reduced its involvement in Genta Jago. The following represents a history of the formation, activities and accounting of Genta Jago.

        In 1992, Genta and Jagotec determined to enter into a joint venture (Genta Jago). The Company's purpose in establishing Genta Jago was to develop products using a limited-scope license to Jagotec's GEOMATRIX technology with the objective of producing shorter-term earnings than were expected from the Company's Anticode(TM) antisense programs. Genta originally contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec and its affiliates in 1992 as consideration for its interest in Genta Jago, to induce Jagotec to license to Genta Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (the "Initial License") and to license to Genta Jagotec's GEOMATRIX technology for use in Genta's Anticode(TM) oligonucleotide development programs. The $7.2 million fair value assigned to the 120,000 unregistered common shares issued to Jagotec by Genta for the GEOMATRIX license represented a 33% discount from the trading market price of registered shares on the date of formation of the joint venture (December 15, 1992) and was expensed by Genta as acquired in-process research and development in 1992 as there were no alternative future uses for the acquired technology, and realization of ultimate profits from the acquired technology was not assured. Since Genta had no carrying value assigned to the technology Genta contributed to Genta Jago, there was no accounting for such capital contribution. The Common Stock issued by Genta was unregistered and therefore was recorded at a discount to the then-current trading value of registered shares. The $4.0 million in cash paid to Genta Jago was recorded by Genta as investment in joint venture.

        In 1994, separate from the original 1992 joint venture agreement, Genta and Jagotec began negotiations to expand Genta Jago to include the GEOMATRIX technology as applied to 35 additional products (the "Additional License"). In 1994, Jagotec granted Genta, for $1.85 million, an option (the "Expansion Option"), exercisable solely at Genta's discretion through April 30, 1995, to expand the joint venture by requiring Jagotec to contribute rights under the Additional License at what the parties believed was a substantial discount to its actual fair value. The $1.85 million was considered by Genta to be a partial cost of acquiring the Additional License, and, since it was not refundable under any circumstances and there was no assurance of future recoverability of the $1.85 million (i.e. recoverability was dependent upon Genta Jago achieving profitability), Genta expensed such payment in 1994 as acquired in-process research and development. An additional $2.0 million (the "Deposit") was deposited with Jagotec in 1994, but would only be retained by Jagotec, as partial payment of the exercise price for the Expansion Option, if Genta actually exercised the Expansion Option. If such Expansion Option was not exercised, the $2.0 million Deposit would be transferred to Genta Jago in the form of working capital loans payable by Genta Jago to Genta. Accordingly, at December 31, 1994, the Deposit was recorded by Genta as a loan receivable from joint venture, and would remain so until its ultimate use was identified.

        Pursuant to the terms of the Expansion Option, for Genta to exercise the Expansion Option Genta would have had to pay Jagotec an aggregate of $3.15 million in cash and 124,000 shares of Common Stock, valued at $1.6 million (based on the trading price at such time). The parties agreed the $3.15 million in cash would consist of (i) the Deposit made by Genta in 1994, which would be applied to the Expansion Option's exercise price upon Genta's election, in 1995, to exercise such Expansion Option; and (ii) an additional cash payment of $1.15 million to exercise the Expansion Option to be paid by Genta in 1995. In 1995, Genta exercised the Expansion Option. Consideration for the Expansion Option exercise paid in 1995 represented an aggregate amount of $4.8 million. This amount was expensed as acquired in-process research and development in 1995, as there were no identified alternative future uses for the Additional License and recoverability of the $4.8 million was not assured.

        In each instance, the technological feasibility of the aforementioned acquired in-process research and development had not yet been established and the technology had no future alternative uses at the dates of the acquisitions. Furthermore, due to continuing uncertainties regarding the Company's ability to demonstrate bioequivalence of potential products at that time, management was unable to make estimates regarding the remaining efforts necessary to develop the acquired, in-process technology into a commercially viable product. However, it was expected that any such development would require significant cash resources.

        From 1992 through December 31, 1998, the Company has provided funding to Genta Jago pursuant to a working capital loan agreement which expired in October 1998. These advances were structured as working capital loans, to give Genta the protections of a debt holder with respect to such amounts and to maintain Genta's and Jagotec's respective equity ownership in Genta Jago at a 50/50 ratio. The Company has recorded all of the net losses incurred by Genta Jago as a reduction of the Company's investment in joint venture or loans receivable from joint venture. Genta initially carried the advances as "loans receivable from joint venture" until Genta Jago actually spent the funds, since Genta believed it had the legal right to recover any unexpended funds as a debtholder. However, as the funds were spent by Genta Jago, Genta was no longer assured of the collectibility of such loans, so the carrying value was reduced accordingly as the offset to Genta's recognition of its equity in the net loss of Genta Jago. Therefore, at all times Genta's recorded asset "loans receivable from joint venture" never exceeded the amount of Genta Jago's unexpended cash. Genta did not believe it was appropriate to carry its investment in or loans receivable from Genta Jago at any amount in excess of Genta Jago's cash, as there was no assurance of recoverability of such additional amounts. Accordingly, Genta recognized 100% of the losses of Genta Jago.

        In 1995, Genta Jago returned certain Anticode(TM) technology to Genta in exchange for Genta's forgiveness of $4.4 million of principal and $0.3 million of interest outstanding under existing working capital loans to Genta Jago. This amount was determined by an arm's length negotiation between Genta and Jagotec and was based on the amount actually expended by Genta Jago for research and development related to such Anticode(TM) oligonucleotide technology from the time Genta Jago originally acquired the relevant technology in 1992 through the date of return in 1995. This forgiveness had no impact on Genta's financial statements, as Genta had already expensed Genta Jago's expenditures of such cash, and had no carrying value for the loans at the time of the forgiveness. Genta Jago treated the forgiveness as a gain on the waiver of debt because this reflected the legal form of the transaction. As of December 31, 1998, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and $4.4 million in forgiven principal and $0.3 million in forgiven interest accrued thereon. Such loans bore interest at rates per annum ranging from 5.81% to 7.5%, and were payable in full on October 20, 1998. However, Genta Jago did not repay such loans to Genta as Genta and Jagotec were in the process of renegotiating the terms of the joint venture agreement.

        On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement.

        Under terms of the joint venture, Genta Jago contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services totaled $1.6 million, $350,000, and $55,000 for the years ended December 31, 1996, 1997, and 1998 respectively. Terms of the arrangement also grant the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 31, 1998 through December 31, 2000.

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

Condensed financial information for Genta Jago Technologies B.V. is set forth below.


                                                                     December 31,

                                                                1997              1998
                                                         --------------------------------------
                                                         --------------------------------------

Balance Sheet Data:

   Receivables under collaboration
     agreements..........................                      $ 1,400,000        $ 3,348,000
   Other current assets..................                           31,000             24,000
                                                         --------------------------------------
   Total current assets..................                        1,431,000          3,372,000
   Other assets..........................                            4,000             12,000
                                                         --------------------------------------
Total Assets                                                   $ 1,435,000        $ 3,384,000
                                                         ======================================

   Current liabilities...................                      $ 5,213,000        $ 8,426,000
   Notes payable to Genta ...............                       15,837,000         15,837,000
   Net capital deficiency................                      (19,615,000)       (20,879,000)
                                                               -----------        -----------
Total liabilities and capital deficiency                       $ 1,435,000        $ 3,384,000
                                                         ======================================


                                                           Year ended December 31,

                                                     1996             1997             1998
                                               --------------------------------------------------

Statements of Operations Data:
Collaborative research and development
    revenues                                     $   5,477,000     $  3,634,000    $   2,162,000
Costs and expenses.......................            8,453,000        4,791,000        2,112,000
                                               --------------------------------------------------
Income (loss) from operations............           (2,976,000)      (1,157,000)          50,000
Interest expense to Genta, net of
     interest income.....................             (956,000)      (1,175,000)      (1,314,000)
                                                    ----------       ----------       ----------

Net loss.................................        $  (3,932,000)    $ (2,332,000)   $  (1,264,000)
                                               ==================================================


6.  Intangibles

Intangibles consist of the following:


                                                          December 31,

                                                    1997                 1998
                                            ------------------------------------------

  Patent and patent applications............    $  2,529,510           $   1,952,956
  Organizational and other amortizable
     costs..................................         134,521                 134,521
                                            ------------------------------------------
                                                   2,664,031               2,087,477
  Less accumulated amortization.............        (228,859)               (627,094)
                                                   ----------              ----------
                                                $  2,435,172           $   1,460,383
                                            ==========================================




7.  Debt

        In February 1997, the Company raised gross proceeds of $3 million in a private placement of units consisting of (i) Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bore interest at a stated rate of 12% per annum and matured on December 31, 1997, as extended, and (ii) warrants to purchase an aggregate of approximately 6.4 million shares of common stock. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest were converted into 52,415 shares of Series D Preferred Stock. Since it is unclear that the bridge notes had any value as indebtedness, all of the $3.0 million proceeds were allocated to the warrants. Accordingly, the $3.0 million attributed to the value of the warrants as well as interest at the stated rate of 12% on the Convertible Notes were recorded during the period the notes were outstanding as interest expense.

        In September 1996, the Company raised gross proceeds of $2 million (approximately $1.9 million net of offering costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures were convertible, at the option of the holders, at any time on or after October 23, 1996, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provided for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 590,000 shares of common stock and in 1997, the remaining $350,000 and related accrued interest was converted into 204,263 shares of common stock. In accordance with the Emerging Issues Task Force Bulletin D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60"), the Company recorded non-cash imputed interest costs totaling $666,667 in 1996 related to the discounted conversion terms. The Convertible Debentures bore interest at an effective interest rate of 38% per annum.

Notes payable at Genta Europe consist of the following:


                                                          December 31,

                                                     1997                1998
                                            ------------------------------------------


Research  financing  obligation payable to a
French  governmental  agency,   non-interest
bearing, maturing through 2002..............        $    897,627         $        --

Other.......................................               2,931                  --
                                            ------------------------------------------
                                                         900,558                  --

Less current portion........................            (900,558)                 --
                                            ------------------------------------------

                                                     $        --         $        --
                                            ==========================================


        As previously described, Genta Europe is in the process of liquidation and the fair value of its debt obligations is not readily determinable. The carrying value at December 31, 1998, approximately $964,000, represents the value of the original issuance of such debt instruments, which may be liquidated against Genta Europe's $590,000 deposit with such French governmental agency. As previously mentioned, pursuant to a filing for "Cessation of Payment", the Company has deconsolidated the accounts for Genta Europe and accordingly the aforementioned note payable and deposit are recorded in net liabilities of liquidated foreign subsidiary at December 31, 1998. The following represents a history of the funding obligations of Genta Europe.

        During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe") received approximately $1,100,000 of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta
Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

        In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles; payment of alleged back rent due; and payment of a lease guarantee for nine years' rent (see Note 14). Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment". Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. The Company's attorney in France notified the plaintiff of the decision and that they have 30 days from such notice to appeal. The 30-day appeal period has elapsed, and the Company is awaiting formal notification by the court that an appeal has not been made. Such decision does not preclude Marseille Amenagement from pursuing its claims in other courts in France or in the United States, and there can be no assurance that they will not do so. However, in the opinion of French counsel, it is highly remote that Marseille Amenagement will bring an action against Genta before U.S. courts.

8. Operating Leases

        The Company leases its facilities under operating leases that generally provide for annual cost of living related increases. The JBL facilities are leased from its prior owners, who include a director, an executive officer and other stockholders of the Company. Minimum future obligations under operating leases at December 31, 1998 are as follows:

                                               Operating Leases
                                        -------------------------------
                                             Related
                                             parties (JBL)       Others
                                        --------------------------------
1999....................................       $414,231        $ 46,127
2000....................................        207,641          43,454
2001....................................             --          10,864
                                        --------------------------------
Total future minimum lease payments            $621,872        $100,445
                                        ================================



        Total rent expense under operating leases for the years ended December 31, 1996, 1997 and 1998 was $1,043,000, $774,000, and $465,000, respectively, of which approximately $428,000 annually was for discontinued operations and the balance for continuing operations.

9.  Stockholders' Equity

        Common Stock

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

        On April 4, 1997, the Board of Directors authorized, and the Shareholders approved, a ten for one reverse stock split. All share and per share amounts and stock option data have been restated to reflect the stock split retroactively.

        In September 1996, the Company raised gross proceeds of $2 million (approximately $1.9 million net of offering costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures were convertible, at the option of the holders, at any time on or after October 23, 1996, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provided for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 590,000 shares of common stock and in 1997, the remaining $350,000 and related accrued interest was converted into 204,263 shares of common stock. The Company recorded non-cash inputed interest costs totalling $666,667 in 1996 related to the discounted conversion terms.

         Preferred Stock

        The Company entered into a Settlement Agreement and Release dated as of November 30, 1998 (the "Settlement Agreement") with LBC Capital Resources, Inc. ("LBC") and others. Pursuant to the Settlement Agreement, the Company agreed to issue to LBC 2,900 shares of Series D Convertible Preferred Stock; to issue to LBC or its designee five year warrants (the "LBC Warrants") to acquire 700,000 shares of Common Stock at an exercise price of $0.52 per share; to make certain payments to LBC totaling approximately $182,000; and to pay to LBC, upon the exercise of certain warrants, a commission equal to up to $150,000 in the aggregate. The respective conversion and exercise prices of the Series D
Preferred Stock and the LBC Warrants are subject to adjustment upon the occurrence of certain events. Such Series D Preferred Stock and LBC Warrants were valued at $965,000 aggregating a total settlement of $1,147,000 of which $600,000 in 1997 and $547,000 in 1998 were charged to operations. The $150,000 in commissions was not accrued as such commissions are contingent upon the occurrence of future events.

        In June 1997, the Company raised gross proceeds of approximately $16.2 million (approximately $14 million net of placement costs) through the private placement of 161.58 Premium Preferred Units(TM). Each unit sold in the private placement consists of (i) 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock"), and (ii) warrants to purchase 5,000 shares of the Company's common stock, (the "Class D Warrants") at any time prior to the fifth anniversary of the final closing (the "Class D Warrants"). The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at an initial conversion price of $0.94375 per share (subject to antidilution adjustment). In addition, the holders of the Series D Preferred Stock sold in the Private Placement are entitled to a liquidation preference aggregating $26,043,000. Due to the increase in value associated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock, the Company has accounted for such increase by charging $16,158,000 to dividends imputed on preferred stock.

         On May 29, 1998, the Company requested, and subsequently received, consents (the "Letter Agreements") from the holders of a majority of the Series D Preferred Stock to waive the Company's obligation to use best efforts to obtain the effectiveness of a registration statement with the SEC as to Common Stock issuable upon conversion of Series D Preferred Stock and exercise of Class D Warrants. In exchange, the Company agreed to waive the contractual "lock-up" provisions to which such consenting holders were subject and which provisions would have prevented the sale of up to 75% of their securities for a nine-month period following the effectiveness of the registration statement; and to extend to January 29, 1999 from June 29, 1998 the Reset Date referred to in the Certificate of Designation of the Series D Preferred Stock. In addition, through the Letter Agreements, the Company agreed to issue to such holders warrants to purchase at $0.94375 per share, an aggregate of up to 807,900 shares of Common Stock, subject to certain anti-dilution adjustments, exercisable until June 29, 2002. The shares were valued at approximately $633,000 and recorded as a dividend. The Company had conditioned the effectiveness of such consent on its acceptance by a majority of the Series D Preferred Stockholders. The Series D Preferred Stock began earning dividends, payable in shares of the Company's Common Stock, at the rate of 10% per annum subsequent to the new Reset Date of January 29, 1999.

        In February 1997, the Company raised gross proceeds of $3 million in a private placement of units consisting of (i) Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bore interest at a stated rate of 12% (see Warrants) per annum and matured on December 31, 1997, as extended, and (ii) warrants to purchase an aggregate of approximately 6.4 million shares of common stock. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest were converted into 52,415 shares of Series D Preferred Stock. Since it is unclear that the bridge notes had any value as indebtedness, all of the $3.0 million proceeds were allocated to the warrants. Accordingly, the $3.0 million attributed to the value of the warrants, as well as interest at the stated rate of 12% on the Convertible Notes, was recorded during the period the notes were outstanding.

        In March 1996, the Company raised gross proceeds of $6 million (approximately $5.5 million net of offering fees) through the issuance of Series C Convertible Preferred Stock (the "Series C Preferred Stock") sold to institutional investors in a private placement. The Series C Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. In 1996, 5,620 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 524,749 shares of Genta's common stock. In 1997, 1,424 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 952,841 shares of Genta's common stock. In connection with a restatement of the Company's 1996 financial statements included in its Annual Report on Form 10-K and in consideration of EITF D-60, which was issued in March 1997, the Company recorded imputed non-cash dividends on preferred stock totaling $2,348,000 in 1996 for discounted conversion terms related to Series C convertible preferred stock.

        In December 1995, the Company completed the sale of 3,000 shares of Series B Convertible preferred stock (the "Series B Preferred Stock") at a price of $1,000 per share to institutional investors outside of the United States. The Series B Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period prior to the date of conversion. The Series B Preferred Stock was converted into 226,943 shares of the Company's common stock in February 1996 pursuant to terms of the Series B stock purchase agreements. In connection with a restatement of the Company's 1996 financial statements included in its Annual Report on Form 10K and in consideration of EITF D-60, the Company recorded imputed non-cash dividends on preferred stock totaling $1.0 million in 1995 for discounted conversion terms related to Series B convertible preferred stock.

        In December 1993, the Board of Directors of the Company adopted a Stockholder Rights Plan which provides for the distribution of a preferred stock purchase right ("Right") as a dividend for each share of the Company's common stock held of record at the close of business on January 21, 1994. Under certain circumstances involving an acquisition of 15% or more of the Company's common stock or a specified business combination (a "Trigger Event"), the Rights would permit the holder (other than the 15% holder) to purchase shares of the Company's common stock or, if applicable, common stock of an acquirer at a 50% discount upon payment of an exercise price of $50 per Right. The Rights expire in December 2003 and may be redeemed by the Company prior to a Trigger Event at a price of $.01 per Right.

        In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock") in a private placement of units consisting of (i) one share of Series A Preferred Stock and (ii) one warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit. Each share of Series A Preferred Stock is immediately convertible, at any time prior to redemption, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. From January 1 through October 31, 1998, each share of Series A Preferred Stock was convertible into 7.255 shares of Common Stock. From November 1, 1998 through December 31, 1998, each share of Series A Preferred Stock was convertible into 7.333 shares of Common Stock.

        Terms of the Company's Series A Preferred Stock required the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $4 per share in the second year to $5 per share per annum in the third and fourth years. Dividends were paid in Common Stock in September 1996, for the first and second year as described below, at the Company's option. As 1998 represents the fifth year of the Series A Preferred Stock, no further dividends were accrued.

        The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common

Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. Through December 31, 1998, holders of 152,400 shares of Series A Preferred Stock redeemed such shares and related accrued and unpaid dividends for an aggregate of 839,483 shares of the Company's Common Stock. The effect on the financial statements was a reduction in accrued dividends on preferred stock, a reduction in the Par value of convertible preferred stock, an increase in the Par value of Common Stock, and an increase in additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed through conversion into the Company's Common Stock, the effect on the financial statements would be the same as that previously described. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard.

        The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series A and Series D Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stock, for the development of its business.

        Warrants

        Series A Warrants were originally issued in connection with the Series A Preferred Stock in 1993. The Series A Warrants expired in September 1998. The Company also issued a five year warrant to purchase 23,525 shares of common stock at an exercise price of $17.00 per share in connection with a private placement of common stock in May 1995. In addition, five year warrants to purchase an aggregate of 24,731 shares of common stock at exercise prices ranging from $19.40 to $21.30 per share were issued to two equipment financing companies during 1995. In October 1996, the Company issued a five year warrant to purchase 37,512 shares of common stock at an exercise price of $13.20 per share to a patent law firm, in exchange for legal services. In October 1996, the Company also issued a five year warrant to purchase 10,000 shares of common stock at an exercise price of $15.00 per share in connection with the Convertible Debentures issued in September 1996.

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

        In 1997, the Company issued warrants to purchase 50,000 warrants at $2.50 per share exercisable for five years in connection with a short-term line of credit which expired prior to December 31, 1997. The Company valued these warrants using the Black-Scholes valuation model and recorded interest expense of $98,000 for the year ended December 31, 1997. In connection with the issuance of the Premium Preferred Units(TM) in June 1997, the placement agent received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has entered into a financial advisory agreement with the placement agent pursuant to which the financial advisor is entitled to receive certain cash fees and has received warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit. The Placement Warrants and the Advisory Warrants expire on June 29, 2007.

        The Note and Warrant Purchase Agreement provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997; however the Company has to date been unable to have such shelf registration statement declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued.

        Stock Benefit Plans

        1991 Plan

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


                                                                                   Weighted
                                                                  Shares            Average
                                                                  Under          Exercise Price
                                                                  Option           Per Share
                                                                  ------           ---------

 Balance at December 31, 1995                                     188,884          $  23.96
  Granted..........................................                13,677             17.71
  Exercised........................................                (7,882)            21.77
  Cancelled........................................               (29,749)            22.32
                                                                 --------
Balance at December 31, 1996                                      164,930             23.77
  Granted..........................................                 6,670              3.71
  Exercised........................................                    --                --
  Cancelled........................................               (48,688)            23.21
                                                                 --------

 Balance at December 31, 1997                                     122,912             22.90
   Granted.........................................               100,000              3.00
   Exercised.......................................                    --                --
   Cancelled.......................................               (88,674)            24.75
                                                                 --------
 Balance at December 31, 1998                                     134,238          $   6.85
                                                                 ========            ======


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

        At December 31, 1998, options to purchase approximately 97,000 shares of common stock were exercisable at a weighted average exercise price of approximately $7.06 per share and approximately 144,276 shares of common stock were available for grant or sale under the Plan.

        1998 Plan

        Pursuant to the Company's 1998 Stock Plan (the "Plan"), 6,750,000 shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Options may be designated as incentive stock options or non-statutory stock options; however, incentive stock options may be granted only to employees of the Company. Options under the Plan have a term of up to ten years and must be granted at not less than the fair market value, 85% of fair market value for nonstatutory options, on the date of the grant. Common stock sold and options granted pursuant to the Plan generally vest over a period of four to five years. The Company granted stock options to purchase 3,961,263 shares of common stock in May 1998 subject to shareholder approval which was received in July 1998. As a result of an increase in the stock price between May and July 1998, the Company recorded deferred compensation of approximately $841,000 of which approximately $123,000 was expensed in the fourth quarter of 1998. Information with respect to the Company's 1998 Stock Plan is as follows:

                                                                   Weighted
                                                                    Average
                                        Shares Under            Exercise Price
        1998 Plan                         Option                   Per Share
        ---------                       --------------          --------------

Balance at December 31, 1997
Granted                                             --                      --
Exercised                                    2,836,263                   $0.94
Cancelled                                           --                      --
                                        --------------          --------------
Balance at December 31, 1998                 2,836,263                   $0.94
                                        ==============          ==============


        At December 31, 1998, options to purchase approximately 495,000 shares of common stock were exercisable at a weighted average exercise price of approximately $0.94 per share and approximately 2,188,737 shares of common stock were available for grant or sale under the Plan.

        Pursuant to the Company's Non-Employee Directors' 1998 Stock Plan (the "Directors' Plan"), 3,000,000 shares have been provided for the grant of stock options to directors of the Company who are not Company employees. Options under the Plan have a term of up to ten years and must be granted at not less than the fair market value on the date of grant. Each option granted shall become exercisable in full on the date of the Annual Meeting next following the date of grant provided tha the optionee continues to serve as a member of the Board of Directors immediately following such Annual Meeting.


                                                                     Weighted
                                                                      Average
                                           Shares under           Exercise Price
          1998 Directors' Plan                Option                per share
          --------------------            -------------           --------------
Balance at December 31, 1997                      --                     --
Granted                                    1,725,000                  $0.94
Exercised                                         --                     --
Cancelled                                         --                     --
                                           ---------                  -----
Balance at December 31, 1998               1,725,000                  $0.94
                                           =========                  =====

        Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 1996, 1997, and 1998: volatility factors of the expected market value of the Company's common stock of 80%, 102%, and 72% respectively; risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the options of four to five years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 Years ended December 31,

                                       1996           1997          1998
                                    -------------------------------------------

Pro forma net loss per
   common shareholder              $(17,294,920)  $(33,493,186)  $(8,699,775)
Pro forma loss per share           $      (5.80)  $      (7.57)  $    (1.24)

        The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years.

        The weighted-average grant-date fair value of the options granted during the years ended December 31, 1996, 1997 and 1998 was $11.59, $2.75 and $0.50,
respectively. Following is a further breakdown of the options outstanding as of December 31, 1998:

                                                                                        Weighted
                                       Weighted         Weighted                        average
                                        average         average                    exercise price of
      Range            Options         remaining        exercise        Options         options
    of prices        outstanding     life in years       price        exercisable     exercisable
------------------------------------------------------------------------------------------------------

     $0.88 - $0.97     4,561,263          9.46           $ 0.94         495,158        $ 0.94
     $2.50 - $5.00       106,750          8.28           $ 3.04          81,570        $ 3.03
     $5.31 -$20.00         3,316          7.55           $14.62           1,227        $15.77
    $20.63 -$26.25        24,172          6.44           $22.65          13,952        $22.68
                  ------------------------------------------------------------------------------------
                       4,695,501          9.42           $ 1.11         591,907        $ 1.77
                  ====================================================================================

        Common Stock Reserved

        An aggregate of approximately 51,381,265 shares of common stock were reserved for the conversion of preferred stock and the exercise of outstanding options and warrants at December 31, 1998.

10.  Research, Development and Licensing Arrangements

        The Company has entered into various license, royalty and sponsored research agreements which provide the Company with rights to develop and market products covered under the agreements. In connection with certain license agreements entered into with a director of the Company and two other stockholders, JBL recorded royalty expense of $100,000, $87,500 and $0 in 1996, 1997, and 1998, respectively, which are recorded in the Company's discontinued operations.

        The Company was not obligated to repay any funding received under the collaborative research and development agreements under any circumstances.

11.  Income Taxes

        Significant components of the Company's deferred tax assets as of December 31, 1997 and 1998 are shown below. A 100% valuation allowance has been recognized at December 31, 1997 and 1998 to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance at December 31, 1996 approximated $32,508,000.


                                                        December 31,
                                                   1997              1998
                                            -------------------------------------

Deferred tax assets:
  Capitalized research expense..............      $  2,778,000      $  2,922,000
  Net operating loss carryforwards..........        25,969,000        29,559,000
  Research and development credits..........         3,703,000         4,028,000
  Purchased technology and license fees.....         4,491,000         4,491,000
  Other, net................................           497,000         1,130,000
                                            -------------------------------------
  Total deferred tax assets.................        37,438,000        42,130,000
  Valuation allowance for deferred tax
     assets.................................       (36,456,000)      (41,214,000)
                                            -------------------------------------
                                                       982,000           916,000
Deferred tax liabilities:
  Patent expenses...........................          (729,000)         (585,000)
  Net depreciation..........................          (253,000)         (331,000)
                                            -------------------------------------
                                                      (982,000)         (916,000)
                                            -------------------------------------
Net deferred tax assets.....................  $             --  $             --
                                            =====================================


        At December 31, 1998, the Company has federal and California net operating loss carryforwards of approximately $82,037,000 and $14,721,000 respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. Approximately $2,767,000 and $532,000 of the California tax loss carryforward expired during 1997 and 1998, respectively, and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss will continue to expire in 1999, unless utilized. The Company also has federal and California research and development tax credit carryforwards of $3,160,000 and $1,335,000 respectively, which will begin expiring in 2003, unless previously utilized.

        Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996, 1997 and 1998.

12.  Employee Savings Plan

        The Company began a 401(k) program in 1994, which allowed participating employees to contribute up to 15% of their salary, subject to annual limits. In January 1998, the Board of Directors approved an increase to 20%, effective April 1, 1998, and subject to annual limits as established by the IRS. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made.

13.  Employee Terminations

        In October 1996, Genta reassessed its personnel requirements and established a termination plan whereby the Company terminated 16 research and administrative employees and recorded general and administrative expenses of $850,000 for the related accrued severance costs.

        In May 1997, Genta again reassessed its personnel requirements and established another termination plan involving the termination of an aggregate of 12 research and administrative employees at Genta and Genta Europe. The Company recorded general and administrative expenses of $868,000 in the second quarter of 1997 for related accrued severance costs. There have subsequently been no adjustments to the liabilities originally recorded and the actual termination benefits paid were equal to the liabilities recorded.

14.  Contingencies

        Pursuant to the Settlement Agreement (note 9), the Company agreed: to issue to LBC 2,900 shares of Series D Convertible Preferred Stock: to issue to LBC or its designee five-year warrants (the "LBC Warrants") to acquire 700,000 shares of Common Stock at an exercise price of $0.52 per share; to make certain payments to LBC totaling approximately $182,000; and to pay to LBC, upon the exercise of certain warrants, a commission equal to up to $150,000 in the aggregate. The respective conversion and exercise prices of the Series D
Preferred Stock and the LBC Warrants are subject to adjustment upon the occurrence of certain events. The fair value attributed to the 2,900 shares of Series D Preferred Stock and the Class D Warrants approximated $965,000. The Company provided for $600,000 of this $1,147,000 settlement in 1997 and the remaining amount in 1998.

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes them licensing royalty fees and related expenses in the amount of $308,832. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. On August 10, 1998 the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671. The Company is currently in settlement negotiations. The Company believes that no further accrual is necessary pursuant to this settlement.

        In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. JBL is conducting a quarterly groundwater monitoring program, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and perchloroethylenes ("PCEs") have decreased over time. The results of the latest sampling conducted by JBL show that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The Company received an estimated volume calculation from the EPA, and a response, which is due on June 9, 1999, is currently under review. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has accrued $75,000 during 1998. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         On June 30, 1998, the Director General of the Company's subsidiary, Genta Pharmaceuticals Europe, SA ("Genta Europe"), was served notice of a suit in Marseilles, France by Marseille Amenagement, the manager of the Company's facilities in Marseilles. On July 30, 1998, the Company's office in San Diego, California was also served notice of the suit. The suit seeks the payment of unpaid past rents in the amount of 473,465 FF (as of April 8, 1999, approximately $77,601), the removal of the Company from the facility and an indemnity payment of 1,852,429 FF (as of April 8, 1999, approximately $303,613), which is allegedly equal to the balance of the first nine years' rent.

        On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for 4,187,423 FF (as of April 8, 1999, approximately $686,319) and is required to pay this amount immediately. In view of these events, The Board of Directors of Genta Europe directed the Director General to declare "Cessation of Payment" in the commercial court of France, which declaration was made in July 1998. Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta
Incorporated. The Company's attorney in France notified the plaintiff of the decision and that they have 30 days from such notice to appeal. The 30-day appeal period has elapsed and the Company is awaiting formal notification by the court that an appeal had not been made. Such decision does not preclude Marseille Amenagement from pursuing its claims in other courts in France or the United States, and there can be no assurance that it will not do so. However, the Company's legal counsel has represented that the probability of such action is remote.

15.  Genta Europe

        The Company's loss on its European operations for the years ended December 31, 1996, 1997 and 1998 were $1,247,713, $806,687, and $98,134 respectively.

16.  Gain on Sale of Technology

        In December 1996, the Company sold the rights to two development-stage dermatological products for cash of $373,261

17.   Business Segments

        The Company has had two reportable segments: pharmaceutical (drug) research and development at Genta and chemical manufacturing at JBL. Genta is an emerging biopharmaceutical company. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease related proteins at the genetic level. The Company's oligonucleotide programs are focused primarily in the area of cancer. JBL is a manufacturer of high-quality specialty chemicals and intermediate products for the pharmaceutical and in vitro diagnostic industries. A Number of Fortune 500 companies use JBL products as raw material in the production of a final product. JBL markets its products to over 100 purchasers in the pharmaceutical and diagnostic industries.

        Business segment accounting policies are the same as those described in the summary of significant accounting policies. As further described in Note 2, as a result of its pending sale, JBL has been presented as discontinued operations. The Company evaluates performance based on profit or loss from operations before income taxes, interest expense, and interest revenue. The Company also accounts for intersegment sales as if the sales were to third parties.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

        The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the years ended December 31, 1996, 1997 and 1998.

                                                            FISCAL YEARS ENDED DECEMBER 31,
                                                        1996              1997              1998
Revenues:
   Drug Development - external customers           $        --       $    50,000       $    50,000
   Drug Development - related party                  1,558,962           350,097            55,087
   Drug development gain on sale of
     technology                                        373,261
   Total revenues from continuing
      operation                                    $ 1,932,223       $   400,097       $   105,087

   Chemical Mfg. - discontinued operations           4,924,694         4,701,649         5,346,795

Cost and Expenses:
   Drug Development - continuing operations        $ 9,688,841       $10,040,571       $ 6,683,123
   Chemical Mfg. - discontinuing operations          5,821,905         6,520,831         6,087,565

Net Loss from operations
   Drug Development                                $(7,756,618)      $(9,640,474)      $(6,578,036)
   Loss from discontinued operations                  (878,978)       (1,741,339)         (739,965)
   Net loss of liquidated foreign subsidiary                                               (98,134)
   Other income and (expenses)                        (744,670)       (2,850,683)          (37,912)
   Equity in net loss of joint venture              (2,712,183)       (1,193,321)         (131,719)
                                                   ------------      ------------      ------------
   Total Net Loss                                 $(12,092,449)     $(15,425,817)      $(7,585,766)

Segment Assets
   Drug Development - continuing operations       $  8,805,726      $ 15,078,949       $ 7,551,293
   Chemical Mfg. - discontinuing operations          3,843,733         2,449,002         2,606,304




        Assuming the closing of the sale of JBL, Genta's revenues from product sales will be discontinued. Accordingly, historical revenue trends follow. Europa Bioproducts ("Europa"), JBL's European distributor, accounted for approximately 27% of product sales in 1996, 25% in 1997, and 14% in 1998. The decrease primarily reflects a changing product and customer mix. One other customer, who accounted for less than 10% of product sales in 1997, accounted for more than 19% of products sales in 1998. Individual customers' demands for JBL products generally fluctuate with the outcomes of clinical trials or the availability of funding.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Genta Jago Technologies B.V.

We have audited the accompanying balance sheet of Genta Jago Technologies B.V. (a development stage company) (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from December 15, 1992 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the period December 15, 1992 (date of inception) through December 31, 1997 were audited by other auditors whose report, dated June 18, 1998, expresses an unqualified opinion and includes an explanatory paragraph which indicates that there are matters that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period December
15, 1992 (date of inception) through December 31, 1997 reflect total revenues and net loss of $19,040,894 and $23,868,479, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, and for the period from December 15, 1992 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and commercializing pharmaceuticals. As discussed in Note 1 to the financial statements, the deficiency in working capital and net capital deficiency at December 31, 1998 and the Company's operating losses since inception, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE EXPERTA LTD.
Basel, Switzerland
April 15, 1999

                         Report of Independent Auditors

The Board of Directors and Stockholders
Genta Jago Technologies, B.V.

We have audited the accompanying balance sheet of Genta Jago Technologies, B.V. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the two years in the period ended December 31, 1997 and for the period December 15, 1992 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genta Jago Technologies, B.V. (a development stage company) at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 and for the period December 15, 1992 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and requires substantial additional sources of financing to fund its continuing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             ERNST & YOUNG LLP

San Diego, California
June 18, 1998

                               Genta Jago Technologies B.V.
                               (a development stage company)

                                      Balance Sheets

                                                                     December 31,
Assets                                                           1997           1998
                                                           -------------------------------
Current assets:
  Cash and cash equivalents................................   $      9,247    $        --
  Receivables under collaboration agreements...............      1,399,854      3,348,178
  Other current assets.....................................         22,246         24,349
                                                           -------------------------------
Total current assets.......................................      1,431,347      3,372,527

Property and equipment, net................................          2,300          1,000
Other assets...............................................          1,672         10,927
                                                           -------------------------------
                                                                $1,435,319      3,384,454
                                                           ===============================

Liabilities and net capital deficiency Current liabilities:
  Accounts payable and accrued expenses....................     $1,792,293        440,458
  Payable to related parties...............................      3,420,456      7,985,810
                                                           -------------------------------
Total current liabilities..................................      5,212,749      8,426,268

Notes payable to Genta Incorporated........................     15,837,099     15,837,099
Stockholders' equity (net capital deficiency):
  Common Stock, 14,700 shares authorized, 10,000
  shares issued and outstanding at stated value............        512,000        512,000
  Additional paid-in capital...............................      3,741,950      3,741,950
  Deficit accumulated during the development stage.........    (23,868,479)   (25,132,863)
                                                           -------------------------------
Net capital deficiency.....................................    (19,614,529)   (20,878,913)
                                                           -------------------------------
                                                               $ 1,435,319    $ 3,384,454
                                                           ===============================



                                 See accompanying notes.

                               Genta Jago Technologies B.V.
                                (a development stage company)

Statements of Operations

                                                                                               Cumulative from
                                                                                              December 15, 1992
                                                                                              inception) through
                                                   Years ended December 31,                      December 31,
Revenues:                                                1996           1997         1998            1998
                                                    -------------------------------------------------------------
  Collaborative research and development            $  5,477,059  $ 3,634,516     $2,161,954    $  21,202,848


  Cost and expenses:
   Research   and   development,    including
   contractual  amounts to related parties of
     $7,040,438,and $4,540,067,  $1,876,444 and
     $40,169,225  in 1996,  1997,  1998 and the
     period from December 15, 1992  (inception)
     to December 31, 1998, respectively                8,091,465    4,740,299      1,963,326        44,967,209

  General and administrative                             361,920       50,869        148,241         1,584,493
                                                  -------------------------------------------------------------
                                                       8,453,385    4,791,168      2,111,567        46,551,702
                                                  -------------------------------------------------------------
Loss from operations                                 (2,976,326)   (1,156,652)        50,387       (25,348,854)

Other income (expense):
  Gain on waiver of debt in exchange for return
  of license rights to related party                         --            --            --          4,703,352
Interest income                                           5,814           209             92            19,847
Interest expense                                       (961,075)   (1,175,411)    (1,314,863)       (4,507,208)
                                                  -------------------------------------------------------------
                                                       (955,261)   (1,175,202)    (1,314,771)          215,991
                                                  -------------------------------------------------------------
Net loss                                           $ (3,931,587)  $(2,331,854)   $(1,264,384)     $(25,132,863)
                                                  =============================================================

                                   See accompanying notes.







                             Genta Jago Technologies B.V.
                              (a development stage company)

                Statement of Stockholders' Equity (Net Capital Deficiency)

                    December 15, 1992 (inception) to December 31, 1998
                                                                                                       Deficit
                                                                                                     accumulated       Stockholders'
                                                                                                      during the          equity
                                                          Common stock             Additional        development       (net capital
                                                    shares            amount     paid-in capital        stage          deficiency)
                                                 ----------------------------------------------------------------------------------
Issuance of common stock at $51.20 per share
   for cash......................................       2,940          $150,528    $        --      $          --     $  150,528
Capital contributions in excess of stated value            --                --         12,882                 --         12,882
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1992.....................       2,940           150,528         12,882                 --        163,410
Issuance of common stock at $51.20 per share
for cash.........................................       7,060           361,472             --                 --        361,472
Capital contributions in excess of stated value..          --                --      3,729,068                 --      3,729,068
Net Loss ........................................          --                --             --         (5,842,165)    (5,842,165)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1993.....................      10,000           512,000      3,741,950         (5,842,165)    (1,588,215)
Net Loss.........................................          --                --             --         (8,351,381)    (8,351,381)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1994.....................      10,000           512,000      3,741,950        (14,193,546)    (9,939,596)
Net Loss.........................................          --                --             --         (3,411,492)    (3,411,492)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1995.....................      10,000           512,000      3,741,950        (17,605,038)   (13,351,088)
Net Loss.........................................          --                --             --         (3,931,587)    (3,931,587)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1996.....................      10,000           512,000      3,741,950        (21,536,625)   (17,282,675)
Net Loss.........................................          --                --             --         (2,331,854)    (2,331,854)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1997.....................      10,000          $512,000    $ 3,741,950       $(23,868,479)$  (19,614,529)
                                                 ----------------------------------------------------------------------------------
Net Loss.........................................          --                --             --         (1,264,384)    (1,264,384)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1998                           10,000          $512,000    $ 3,741,950        (25,132,863)   (20,878,913)
                                                 ----------------------------------------------------------------------------------

                                  See accompanying note.






                                        Genta Jago Technologies B.V.
                                       (a development stage company)

                                          Statements of Cash Flows
                                                                                           Cumulative from
                                                                                          December 15, 1992
                                                                                           (inception) to
                                                       Years ended December 31,             December 31,
                                                    1996          1997         1998             1998
                                              ------------------------------------------ -------------------
Operating Activities
Net loss                                          $(3,931,587) $(2,331,854) $(1,264,384)       $(25,132,863)
        Items reflected in net loss not requiring
         cash:
  Depreciation and amortization                          2,600        2,600        1,300             17,068
  Technology license fee                                    --           --           --            192,580
  Gain on waiver of debt in exchange for
         return of license rights to related party          --           --           --         (4,703,352)
  Changes in operating assets and liabilities:
     Advance contract payments to related
         parties                                     1,538,594           --           --                 --
     Receivables under collaboration
         agreements                                  (903,838)    (496,016)  (1,948,324)         (3,348,178)
     Other current assets                            (105,934)       83,688     (11,358)            (33,604)
     Accounts payable and accrued
         expenses                                      324,185    1,220,754  (1,351,835)            440,458
     Payable to related parties                      1,686,614      939,004    4,565,354          7,985,810
     Deferred contract revenue                       (317,555)           --           --                 --
                                              ------------------------------------------ -------------------
Net cash used in operating activities              (1,706,921)    (581,824)      (9,247)        (24,582,081)

Investing Activities
Purchase of property and equipment and                 (2,159)        4,979           --            (19,740)
     other
                                              ------------------------------------------ -------------------
Net cash provided by (used in) investing
     activities                                        (2,159)        4,979           --            (19,740)

Financing Activities
Proceeds from issuance of common stock
     and capital contributions                              --           --           --          4,061,370
Proceeds from notes payable to related party         1,500,000      550,000           --         21,140,643
Repayment of notes payable to related party                 --           --           --           (600,192)
                                              ------------------------------------------ -------------------
Net cash provided by financing activities            1,500,000      550,000           --         24,601,821
                                              ------------------------------------------ -------------------
Increase (decrease) in cash and cash
     equivalents                                      (209,080)     (26,845)      (9,247)                --
Cash and cash equivalents at beginning of
     period                                            245,172       36,092        9,247                 --
                                              ------------------------------------------ -------------------
Cash and cash equivalents at end of period        $     36,092     $  9,247      $    --        $        --
                                              ========================================== ===================
Supplemental disclosure of cash flow
      information:
                                              ==============================================================
Interest paid                                     $         --     $             $    --        $   299,808
                                              ==============================================================

                             See accompanying notes.

                          Genta Jago Technologies B.V.
                          (a development stage company)

                          Notes to Financial Statements

                                December 31, 1998

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

        In connection with the formation of the joint venture in 1992, Genta Jago obtained from Jagotec an exclusive license to GEOMATRIX oral controlled-release technology for the development and commercialization of approximately 25 specified products. In May 1995, Genta and Jagotec entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products (see note 2, "Expansion of Genta Jago"). Genta Jago maintains the rights to develop and to commercialize controlled-release formulations of approximately 60 products using Jagotec's GEOMATRIX technology.

        Genta Jago is dependent on future funding from Genta (see Note 2 "Capital Contributions and Working Capital Agreement") and corporate partners and is considered a development stage company. Genta has incurred significant operating losses since inception and expects that they will continue for the next several years. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

        On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement.

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

        Income Taxes

        The Company uses the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 the Company records valuation allowances against net deferred tax assets. If based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS No. 130") and SFAS No. 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997 and have been adopted by the Company in 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Genta Jago had no material component of comprehensive income other than net loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about their enterprises for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported, as disclosed in Note 17, on the basis that is used internally for evaluating the segment performance. Genta Jago operates in only one business segment.

        In June 16, 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. The Company is currently evaluating the impact of this pronouncement and does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.

2.  Related Party Transactions

License Agreements

        Genta Jago entered into license agreements with Genta in connection with the planned development and commercialization of Anticode(TM) oligonucleotide products and with Jagotec in connection with the planned development and commercialization of GEOMATRIX oral controlled-release products. Genta Jago's license with Genta in relation to the Anticode(TM) oligonucleotide products was terminated in 1995; however, the license in relation to the GEOMATRIX oral controlled-release products with Jagotec was not terminated. Pursuant to such agreements, Genta Jago recorded license fee expense of $620,000, $85,000, and zero during the years ended December 31, 1996, 1997, and 1998, respectively.

Research and Development and Service Agreements

        Genta Jago has contracted with Genta and Jagotec to conduct research and development and provide certain other services. Under terms of such agreements, Genta Jago generally is required to reimburse the parties for their respective costs incurred plus a specified mark-up. Payments for research and development services are generally made in advance and are refundable if the services are not performed. For the years ended December 31, 1996, 1997, and 1998, Genta Jago incurred expenditures of $7 million, $4.5 million, and $1.9, respectively, pursuant to such research and development and service agreements.

Capital Contributions and Working Capital Agreement

        On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint veture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. However, historically and in connection with the formation of the joint venture, Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec and its affiliates in 1992, for its interest in Genta Jago, to induce Jagotec to license to Genta
Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (the "Initial License") and to license to Genta Jagotec's GEOMATRIX technology for use in Genta's Anticode(TM) oligonucleotide development programs. In addition, Genta Jago entered into a working capital agreement with Genta which expired in October 1998. Pursuant to this agreement, Genta was required to make working capital loans to Genta Jago up to a mutually agreed upon maximum principal amount, which amount is established by Genta and Genta Jago not less than once each calendar quarter, if necessary, based upon the review and consideration by the parties of mutually-acceptable budgets, expense reports, forecasts and workplans for research and development of the products by Genta Jago. Genta was not required to fund amounts in excess of the agreed-upon commitment amount. Working capital loans consist of cash advances to Genta Jago from Genta and research expenses incurred by Genta on behalf of Genta Jago. As of December 31, 1998, Genta had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the loan credit discussed below. Such loans bore interest at rates per annum ranging from 5.81% to 7.5%, and were payable in full on October 20, 1998, but payment has not been received. As a result of the March 4, 1999 agreement, it is not expected that the working capital loans will be paid.

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

3.  Collaborative Research and Development Agreements

        Genta Jago/Gensia/Brightstone. In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provide Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. The agreement has a term of the longer of twelve years and the patent term in the respective countries within the territory. Genta Jago received $2.2 million, $1.2 million and $1.0 million of funding in 1996, 1997 and 1998, respectively, pursuant to the agreement. Collaborative revenues of $2.8 million, $1.5 million and $2.2 million were recognized under the agreement during the years ended December 31, 1996, 1997 and 1998, respectively. Effective October 1996, Gensia and SkyePharma reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

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

4.  Income Taxes

         Significant components of Genta Jago's deferred tax assets as of December 31, 1997 and 1998 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized.

                                                            December 31,

                                                      1997            1998
                                                 -------------------------------
Deferred tax assets:
Net operating loss carryforwards                 $ 2,387,000      $ 2,513,000
Valuation allowance for deferred tax assets       (2,387,000)      (2,513,000)
                                                 -------------------------------
Net deferred tax assets                          $        --         $     --
                                                 ===============================

         At December 31, 1998, Genta Jago has foreign net operating loss carryforwards of approximately $25,133,000. The foreign tax loss carryforwards will begin expiring in 2000, unless previously utilized.

                                    PART III

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

        Changes in Accountants

        On November 3, 1998, the Company filed a Form 8-K announcing that Ernst & Young LLP had resigned as the Company's principal independent accountant on October 28, 1998.

        On February 10, 1999, the Company  engaged  Deloitte & Touche LLP as the
principal   independent   accountant  to  audit  the  Company's  1998  financial
statements.

        Disagreements With Accountants

        None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement are incorporated herein by reference.

        (b) The section entitled "Executive Officers" appearing in the Company's Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

        The section entitled "Executive Compensation" appearing in the Company's Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The  section   entitled  "Stock  Ownership  of  Management  and  Certain
Beneficial Owners" appearing in the Company's Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement is incorporated herein by reference.

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

               (b) Reports on Form 8-K. The Company filed the following reports on Forms 8-K:

                           (i) On February 10, 1999, the Company engaged Deloitte & Touche LLP ("D&T") as the principal accountant to audit the Company's financial statements.

                           (ii) On November 3, 1998, the Company filed a Form 8-K announcing that Ernst & Young LLP had resigned as the Company's principal independent accountant on October 28, 1998.

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

3(i).2(18)     Certificate  of  Designations  of Series D Convertible  Preferred
               Stock of the Company.

3(i).3(25)     Certificate    of   Amendment   of   Restated    Certificate   of
               Incorporation.

3(i).4(25)     Certificate    of   Amendment   of   Restated    Certificate   of
               Incorporation.

3(ii).1(25)    Amended and Restated Bylaws of the Company.

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

4.8(1) Common Stock Purchase Warrant dated December 14, 1995 between the Company and Lease Management Services, Inc.

4.9(17) Warrant for the Purchase of 213,415 Shares of Common Stock issued to Lyon & Lyon in October 1996.

4.10(17) Warrant for the Purchase of 100,000 Shares of Common Stock issued to Michael Arnouse in October 1996.

10.1(3)(6)     Amended and Restated 1991 Stock Plan of Genta Incorporated.

10(iii)(A).1
(25)           Non-Employee Directors' 1998 Stock Option Plan

10(iii)(A).2
(25)           Stock Incentive Plan

10.2(5) Master Lease Agreement No. 10300 dated as of May 4, 1989 between the Company and Lease Management Services, Inc. and Master Lease Agreement No. 10428 dated as of August 15, 1991 between the Company and Lease Management Services, Inc.

10.2(5) Sublease Agreement dated April 1, 1999 between the Company and Interneuron Pharmaceutical. Inc.

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

10.106(22)     New Class B Bridge  Warrant for the Purchase of 350,000 shares of
               Common Stock issued to The Aries Fund.

10.107(22)     New Class B Bridge  Warrant for the Purchase of 650,000 shares of
               Common Stock issued to The Aries Fund.

10.108(22)     Consulting  Agreement  dated as of August 27, 1997 by and between the Company and Paul O.P. Ts'o, Ph.D.

10.109(22)     Consulting  Agreement  dated as of August 27, 1997 by and between the Company and Sharon B. Webster, Ph.D.

10.110(24)     Severance  Agreement,  Release  and  Covenant  Not to Sue between
               Thomas H. Adams, Ph.D. and the Company dated May 5, 1998.

10.111(24)     Consulting  Agreement  between  the  Company and Thomas H. Adams,
               Ph.D., dated May 5, 1998.

10.112 Severance Agreement No. 1, Release and Covenant Not to Sue dated July 30, 1997, between the Company and Zofia Dziewanowska.

10.113 Severance Agreement No. 2, Release and Covenant Not to Sue dated August 1, 1997, between the Company and Zofia Dziewanowska.

10.114 Consulting Agreement dated as of July 31, 1997 between the Company and Zofia Dziewanowska.

22.1(20)       Subsidiaries of the Registrant.

23.1(25)       Consent of Deloitte & Touche LLP, Independent Auditors.

23.2(25)       Consent of Deloitte & Touche Experta Ltd., Independent Auditors.

23.3(25)       Consent of Ernest & Young LLP, Independent Auditors.

24.1 Power of Attorney (included on the signature page of the Company's Annual Report on Form 10-K, filed on April 15, 1998).

27.1(25)       Financial Data Schedule

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

(10) Incorporated by reference to the exhibits of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0- 19635.

(11) Incorporated by reference to Exhibit 5.1 to the Company's Report on Form 8-K dated as of December 16, 1993, Commission File No. 0-19635.

(12) Incorporated by reference to the exhibits of the same number to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, Commission File No. 0- 19635.

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

(23) Incorporated herein by reference to the exhibits of the same numbers to the Company's Annual Report on Form 10-K (Amendment No. 1) for the year ended December 31, 1997, Commission File No. 0-19635.

(24) Exhibits 10.110 and 10.111 are incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-19635.

(25)           Filed herewith.


               (d) See (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 1999.


                                       Genta Incorporated

                                      /s/ Kenneth G. Kasses, Ph.D.
                                      ------------------------------------------
                                      Kenneth G. Kasses, Ph.D.
                                      President, Principal Executive Officer and
                                      Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by Kenneth G. Kasses and Robert E. Klem, in their respective individual capacities and by Kenneth G. Kasses on behalf of the following persons, pursuant to the Power of Attorney constituting
Exhibit 24.1 hereto, in the capacities and on the dates indicated.


Signature                      Capacity                Date
---------                      --------                ----

/s/ Kenneth G. Kasses, Ph.D.   President, Principal    April 15, 1999
----------------------------   Executive Officer
Kenneth G. Kasses, Ph.D.       and Chairman of the
                               Board of Directors

/s/ Gerald M. Schimmoeller     Principal Accounting    April 15, 1999
----------------------------   Officer, Principal
Gerald M. Schimmoeller         Financial Officer,
                               Vice President

/s/ Glenn L. Cooper, M.D.      Director                April 15, 1999
----------------------------
Glenn L. Cooper, M.D.


/s/ Donald G. Drapkin          Director                April 15, 1999
----------------------------
Donald G. Drapkin


                               Director                April 15, 1999
----------------------------
Lawrence J. Kessel, M.D.


/s/ Robert E. Klem             Director                April 15, 1999
----------------------------
Robert E. Klem, Ph.D.


/s/ Peter Salomon              Director                April 15, 1999
----------------------------
Peter Salomon, M.D.


/s/ Bobby W. Sandage, Jr.      Director                April 15, 1999
----------------------------
Bobby W. Sandage, Jr., Ph.D.


                               Director                April 15, 1999
----------------------------
Andrew J. Stein


/s/ Harlan J. Wakoff           Director                April 15, 1999
----------------------------
Harlan J. Wakoff


/s/ Michael S. Wiess           Director                April 15, 1999
----------------------------
Michael S. Wiess