Form 10-K/A
period 1998-12-31
GENTA INCORPORATED /DE/
filed 1999-04-30
CIK 880643

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

                                            Yes    [X]           No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
[X]

The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was $25,164,644 as of April 12, 1999. For purposes of determining this number, 4,049,249 shares of Common Stock held by affiliates are excluded.

As of April 12, 1999, the registrant had 15,080,326 shares of Common Stock outstanding. As of April 12, 1999, 386 persons held shares of Common Stock of the registrant.


                       Documents Incorporated by Reference

None.

                               GENTA INCORPORATED

                                   FORM 10-K/A
                                      INDEX


                                                                            Page
                                                                            ----
                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.................. 4
Item 11.  Executive Compensation.............................................. 7
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 10
Item 13.  Certain Relationships and Related Transactions..................... 16
Signatures

                                 Amendment No. 1
                            to the Form 10-K filed by
                      Genta Incorporated on April 30, 1998

        The following Items were omitted from the Form 10-K filed by Genta Incorporated on April 26, 1999. That Form 10-K is hereby amended to include the information set forth below.

        Capitalized terms used but not defined in this Amendment No. 1 are as defined in the Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        Set forth below is certain information regarding the Company's directors and executive officers.


Name                                    Age        Position
----                                    ---        --------

Kenneth G. Kasses, Ph.D...............  54         President, Chief Executive Officer, and Chairman of
                                                   Board of Directors
Robert E. Klem, Ph.D..................  54         Vice President of Discovery, Chief Scientific Officer,
                                                   and Director
Gerald M. Schimmoeller................  55         Vice President and Chief Financial Officer
Peter Salomon, M.D....................  39         Director
Andrew J. Stein.......................  54         Director
Harlan J. Wakoff......................  32         Director
Glenn L. Cooper, M.D..................  46         Director
Lawrence J. Kessel, M.D...............  45         Director
Bobby W. Sandage, Jr., Ph.D...........  45         Director
Donald G. Drapkin.....................  51         Director
Michael S. Weiss......................  33         Director



        Kenneth G. Kasses, Ph.D., has been Genta's President and Chief Executive Officer since October 1997. Dr. Kasses has been a member of the Board of Directors since September 1997 and has served as Chairman of the Board since
October 1998. From 1991 to 1997, Dr. Kasses was affiliated with the Radiopharmaceutical Division of The Dupont Merck Pharmaceutical Company, serving as Senior Vice President and General Manager until 1994 when he was appointed President. From 1988 through 1990, he served as Director, Business Development and Planning, for the Medical Products Department of E.I. DuPont de Nemours & Company, Inc. In that capacity he played a key role in the formation of The Dupont Merck Pharmaceutical Company, a joint venture between DuPont and Merck and Co., Inc. Prior to that he served as Director, U.S. Pharmaceuticals, for DuPont from 1987 to 1988 and as President of DuPont Critical Care from 1986 to 1987. Prior to this, Dr. Kasses held a variety of executive positions from 1973 to 1986 at American Critical Care, CIBA-GEIGY Pharmaceuticals, Ayerst Laboratories and Block Drug Company. Dr. Kasses received a B.S. in biology from Dickinson College in 1966 and a Ph.D. in pharmacology from New York Medical College in 1974.

         Robert E. Klem, Ph.D., has been a member of the Genta Board of Directors since February 1991 and Vice President of the Company since October 1991. Dr. Klem co-founded JBL Scientific, Inc. ("JBL"), a wholly-owned subsidiary of the Company, in 1973 and, since then, has been Chairman of the Board and Chief Technical Officer of JBL with responsibility for research, development and marketing activities. Previously, Dr. Klem was the Plant Manager for E.I. DuPont in Victoria, Texas from 1970 to 1974. Dr. Klem received his Ph.D. in Organic Chemistry from the University of California at Riverside.

        Gerald M. Schimmoeller has been Vice President and Chief Financial Officer of the Company since February 1999. From 1997 until February 1999, he was the Vice President and Chief Financial Officer for Alphagene, Inc., a privately-held biotechnology development company focused on functional genomics technology. From 1987 to 1993, he served as Vice President and Chief Financial Officer of Artel Communications Corporation, a data communications company. From 1994 to 1996, he served as Vice President and Chief Financial Officer of Concentra Corporation, a software development company. Both of these companies are publicly held, and at each of them he had significant experience in managing the financial, management information systems, human resources, and investor relations functions, and was involved in managing an initial public offering and significant private placements. From 1983 to 1987, he was Controller at Telco Systems, a telecommunications company. He held various senior financial positions with GTE Corporation. He received his MBA from Northeastern University's Executive MBA Program and a BS Degree from the State University of New York.

        Peter Salomon, M.D., FACG, has been a member of the Genta Board of Directors since September 1997. His principal employment during the last five years has been as a Board Certified Gastroenterologist in private practice in Boca Raton and Delray Beach, Florida with Gastroenterology Consultants of South Florida. In addition, he is an expert consultant for several insurance companies and law firms in the areas of gastroenterology and liver diseases. Dr. Salomon graduated magna cum laude from New York University in 1981. He received his Medical Degree from New York University in 1985. Following this he received his training in Internal Medicine and Gastroenterology at The Mount Sinai Hospital in New York, where he also held a grant from the Crohn's and Colitis Foundation to perform research in inflammatory bowel disease. He was also selected to receive advanced training in therapeutic endoscopic techniques at Aarhus Kommunehospital in Aarhus, Denmark. He has been elected to the Phi Beta Kappa society and is a member of MENSA. He has done extensive research in the field of gastroimmunology and has published numerous articles and book chapters in various leading scientific journals and textbooks. He is also currently a director of Precision Pharmaceuticals and PolaRx, both privately-held biotechnology companies.

        Andrew J. Stein has been a member of the Genta Board of Directors since September 1997. In addition, he is President of Benake Corporation, Equity Partner in Metromedia Asia and a member of the Board of Directors of News Communications. Mr. Stein is also a member of the New York State Commission of Privatization and the New York State Research Council on Privatization. He was the Chairman of the Commission for the Study of Youth Crime and Violence and Reform of the Juvenile Justice System from 1993 to 1995. From 1986 to 1993, he was President of the Council, New York City. From 1978 to 1985, he was President of the Borough of Manhattan and from 1969 to 1977, he was a member of the New York State Assembly where he served on the Health Committee and was appointed by Governor Nelson Rockefeller as Chairman of the Commission on Living Costs and the Economy, which reformed the nursing home industry in New York State. He was also Chairman of the New York City Commission on Public Information and Communication, and has been a Trustee of the New York City Employees Retirement System and an ex officio member of The Museum of The City of New York, The New York Public Library, The Metropolitan Museum of Art and The Queens Borough Public Library.

         Harlan J. Wakoff has been a member of the Genta Board of Directors since September 1997. Mr. Wakoff has been a Vice President of the Media and Entertainment Investment Banking Group at ING Baring Furman Selz LLC since June 1996. He was previously affiliated with the investment banking groups at NatWest Markets from January 1995 to June 1996 and Kidder Peabody & Co. from August 1993 to January 1995. Mr. Wakoff received an M.B.A. from The Wharton School at the University of Pennsylvania in May 1993 and a B.S. in accounting, summa cum laude, from the State University of New York at Albany.

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

         Lawrence J. Kessel, M.D., FACP, CMD, has been a member of the Genta Board of Directors since September 1997. Dr. Kessel is a physician in private practice in Philadelphia and a diplomate in both internal medicine and geriatric medicine, as well as a Fellow of the American College of Physicians and a Certified Medical Director of Long-Term Nursing Facilities. Dr. Kessel is affiliated with Chestnut Hill Hospital, Roxborough Memorial Hospital and Chestnut Hill Rehabilitation Hospital and serves as a clinical instructor at Jefferson Medical College. He is also a medical director at Integrated Health Services (IHS) and a staff physician at Fairview Paper Mill, Green Acres Ivy Hill and St. Joseph's Villa. Dr. Kessel graduated Magna Cum Laude from the University of Pittsburgh with a B.S. in 1975 and Temple Medical School in 1980 with an M.D. He completed his residency in internal medicine at Abington Memorial Hospital in 1994. Dr. Kessel is a director of PolaRx, a privately-held biotechnology company.

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

        Donald G. Drapkin has ben a member of the Genta Board of Directors since September 1997, and was Chairman of the Genta Board of Directors from September 1997 until October 1998. Mr. Drapkin has been a director and Vice Chairman of MacAndrews & Forbes Holdings, Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Meagher & Flom in New York for more than five years. Mr. Drapkin also is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, Cardio
Technologies, Inc., The Molson Companies, Playboy Enterprises, Inc., Revlon, Inc., Revlon Consumer Products Corporation, VIMRx Pharmaceuticals Inc. and Weider Nutrition International, Inc.

         Michael S. Weiss has been Vice Chairman of the Genta Board of Directors since May 1997. Mr. Weiss is currently the President and CEO of eOncology.com, Inc., an Internet-based cancer information company. From 1993 until April 1999, Mr. Weiss was Senior Managing Director of Paramount Capital, Inc., an investment banking firm, and served in a similar capacity for certain affiliated entities. Prior to that, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss also serves on the Board of Directors of

Palatin Technologies, Inc. and AVAX Technologies, Inc., as Secretary of Atlantic Pharmaceuticals, Inc. and as Chairman of the Board of Procept Inc., all publicly-traded biotechnology companies. Additionally, Mr. Weiss is a member of the board of directors of several privately-held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from the State University of New York at Albany.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires each director and each executive officer of the Company and each holder of more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") an initial statement of ownership and, as required, a statement of changes in ownership of equity securities of the Company. Each such person is required by Commission regulations to furnish the Company with a copy of each
Section 16(a) statement it files with respect to the Company. Based solely on its review of copies of filed Section 16(a) statements, the Company believes that during 1998 all directors and executive officers of the Company and all holders of more than 10% of the outstanding shares of Common Stock complied with the requirements of the Section 16(a) of the Exchange Act


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

        The following table sets forth  information  concerning the compensation
of  the  following  executive  officers  (collectively,   the  "Named  Executive
Officers") for each of the Company's last three fiscal years.


                                  Summary Compensation Table
                                                                                                       Long-Term
                                                Annual Compensation                               Compensation Awards
                           --------------------------------------------------------------      -------------------------

Name and                                                                 Other Annual            Securities Underlying
Principal Position           Year          Salary ($)       Bonus ($)    Compensation                 Options (#)
------------------           ----          ----------       ---------    ------------                 -----------

Thomas H. Adams, Ph.D.       1998       $109,034(1)            --             --                            --
Chairman of the Board and    1997        285,000(1)            --             --                       100,000(2)
Chief Executive Officer      1996        285,000(3)            --             --                         2,799(3)
Kenneth G. Kasses, Ph.D.     1998        300,000          100,000(4)          --
President and                             62,500(4)                                                  2,236,263
Chief Executive Officer                                                                                     --
Robert E. Klem, Ph.D.        1998         168,731             --              --                            --
Vice President               1997         170,000(5)          --              --                            --
                             1996         155,000(3)          --           2,580(6)                        853(3)



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

(2)     See  Footnote 1 above.  These  options  were granted to Dr. Adams in May
        1998.

(3)     Options  were  granted  to the  named  officers  during  the year  ended
        December 31, 1996 to compensate them for accepting deferral of the payment of a portion of base salary in 1995 and 1996. The portions of salaries so deferred are included in the 1996 salary figures in this table, consisting of $11,875 and $6,458 for Drs. Adams and Klem, respectively.

(4) Salary payments commenced on October 1, 1997. See "Compensation of President and Chief Executive Officer," below.

(5) This amount does not include the payment in 1997 of the full salary amounts deferred from 1995 and 1996, as discussed in Footnote 3 above.

(6)     Represents payment for an insurance policy covering Dr. Klem.


Compensation of Directors

        Directors of the Company receive no fees for their services as directors or committee members. Non-employee directors are reimbursed by the Company for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees and receive annual grants of stock options under the Company's 1991 Stock Option Plan. Pursuant to the Company's 1998 Stock Incentive Plan, employee directors are eligible for stock options.

Compensation of the President and Chief Executive Officer

        Pursuant to a Letter Agreement, dated September 4, 1997, between Michael Weiss, then the Interim Chairman of the Board of the Company, and Dr. Kasses (the "Letter Agreement"), Dr. Kasses was appointed President and Chief Executive Officer of the Company, effective October 1, 1997, subject to Board ratification. Among other items, the Letter Agreement provided the following:

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

        The Letter Agreement contemplated that these and certain other provisions would be incorporated into an employment agreement between Dr. Kasses and the Company. This has not yet occurred. At the end of his first year of employment, Dr. Kasses received the bonus contemplated in the Letter Agreement

Compensation Committee Interlocks and Insider Participation

        For the Company's fiscal year ended December 31, 1997, the Company had no Compensation Committee. By resolution dated January 29, 1998, the Board of Directors appointed a Compensation Committee consisting of Glenn L. Cooper, Andrew J. Stein, and Michael S. Weiss. None of the members of the Compensation Committee had any "interlock" relationship to report during the Company's fiscal year ended December 31, 1998.

        See "Business--Genta Jago" and "Directors and Executive Officers of the Registrant--Certain Relationships and Related Transactions" for a description of certain arrangements between the Company and Genta Jago. Michael S. Weiss, a director of the Company, is a managing director of Genta Jago.

Pension and Long-Term Incentive Plans

        The Company has no pension or long-term incentive plans.

Option Grants in the Last Fiscal Year

        The following table sets forth certain information concerning grants of stock options made during fiscal 1998 to the following Named Executive Officer:



                                   Option Grants in Last Fiscal Year

                                           INDIVIDUAL GRANTS
                                   ----------------------------------

                                         PERCENTAGE                                      POTENTIAL REALIZABLE  VALUE
                         NUMBER OF        OF TOTAL                                       AT ASSUMED ANNUAL RATES OF
                        SECURITIES        OPTIONS         EXERCISE                         STOCK PRICE APPRECIATION
                        UNDERLYING       GRANTED TO        PRICE       EXPIRA-                FOR OPTION TERMS(1)
                          OPTIONS       EMPLOYEES IN        PER          TION
                          GRANTED       FISCAL YEAR        SHARE       DATE(1)         0%           5%          10%
                          --------      -----------       -------      -------      -------      --------     ------

Kenneth G. Kasses...     2,236,263         78.8%         $0.94375      9/30/07     $474,647   $3,437,738  $5,474,024


---------------

(1) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the optionholder's continued employment through the option period, and the date on which the options are exercised.


Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
----------------------------------------------------------------------

        The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1998:


                           Option Exercises in Last Fiscal Year and
                                Fiscal Year End Option Values

                                                      Number of
                                                     Securities               Value of
                                                     Underlying              Unexercised
                                                     Unexercised            In-the-Money
                                                     Options at              Options at
                                                 Fiscal Year End(#)     Fiscal Year End($)(1)
                                                 ------------------     ---------------------

                      Shares Acquired     Value
Name                  On Exercise (#)  Realized ($)       Exercisable   Unexercisable  Exercisable   Unexercisable
----                  ---------------  ------------       -----------   -------------  -----------   -------------

Thomas H. Adams, Ph.D.             --            --            82,877       17,123(2)       --            --

Kenneth G. Kasses, Ph.D.           --            --           279,533    1,956,730       $94,272

Robert E. Klem, Ph.D.              --            --             5,353        --             --



(1) Calculated on the basis of the fair market value of the underlying securities as of December 31, 1998 ($1.281 per share), minus the exercise price.

(2) Does not include options to purchase 100,000 shares of Common Stock that were granted to Dr. Adams in May 1998 pursuant to a consulting services agreement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND
          MANAGEMENT

        The following table sets forth information as of April 20, 1999 as to shares of Common Stock beneficially owned by (i) the Company's directors, (ii) the Company's executive officers named in the Summary Compensation Table set forth herein, (iii) the directors and executive officers of the Company as a group and (iv) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock of the Company. As of April 20, 1999, each share of Series A Preferred Stock was convertible at the option of the holder into approximately 7.43 shares of Common Stock and each share of Series D Preferred Stock is convertible at the option of the holder into approximately 105.96 shares of Common Stock. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock or creation of different series or classes of Common Stock, and in certain other instances, the holders of Series A Preferred Stock do not have voting rights until conversion into Common Stock. The conversion price of the Series A and the Series D Preferred Stock and the numbers of shares of Common Stock issuable upon conversion thereof may be adjusted in the future, based on the provisions in the Certificate of Incorporation, as amended.


                                        Common Stock                Series D Preferred Stock
                                        ------------                ------------------------

                               Amount and Nature of             Amount and Nature of
Name and Address of                 Beneficial       Percent of      Beneficial       Percent of
Beneficial Owner                   Ownership(1)        Class        Ownership(1)        Class

CERTAIN BENEFICIAL
HOLDERS;

Lindsay A. Rosenwald, M.D.         24,032,930 (2)       69.7%(3)        102,247 (2)      59.8%
787 Seventh Avenue
New York, NY  10019
Paramount Capital Asset            21,166,537 (4)       66.9%(3)         76,415 (4)      52.6%
Management, Inc.
787 Seventh Avenue
New York, NY  10019
United Congregations Mesora         1,159,600 (5)        7.1%            10,000 (5)       6.9%
c/o Aetna Realty
1 State Street Plaza
New York, NY  10004
Attn:  Chana Adelstein

MANAGEMENT:

Michael S. Weiss                      703,939 (6)        4.4%             6,084 (6)       4.1%
Robert E. Klem, Ph.D.                  28,711 (7)        0.2%                 0            .0%
Lawrence J. Kessel, M.D.               57,115 (8)        0.4%               250 (8)       0.2%
Peter Salomon, M.D.                    28,625 (9)        0.2%                 0            .0%
Glenn L. Cooper, M.D.                 126,563(10)        0.8%                 0            .0%
Donald G. Drapkin                     253,125(11)        1.6%                 0            .0%
Kenneth G. Kasses, Ph.D.              838,599(12)        5.2%                 0            .0%
Bobby W. Sandage, Jr., Ph.D.          126,563(13)        0.8%                 0            .0%
Andrew J. Stein                        28,125(14)        0.2%                 0            .0%
Harlan J. Wakoff                       28,125(15)        0.2%                 0            .0%

All directors and executive         1,625,356            9.7%             6,334           4.2%
officers as a group (10 persons)



(1) The number of shares beneficially owned is determined under rules promulgated by the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 20, 1999, through the exercise or conversion of any stock option, convertible security, warrant or other right. The inclusion herein of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. The Common Stock represented here includes the Common Stock that the beneficial holders would directly possess if they converted their Series D Preferred Stock holdings, set forth under the "Series D Preferred Stock" caption.

(2) Dr. Rosenwald may be deemed to have shared voting and investment power over the 21,166,537 shares of Common Stock, 250,800 shares of Series A Preferred Stock and 76,415 shares of Series D Preferred Stock that may be deemed to be beneficially owned by Paramount Capital Asset Management, Inc. ("Paramount"), of which Dr. Rosenwald is the sole stockholder. See footnote 4 below. In addition, Dr. Rosenwald may be deemed to have sole voting and investment power over approximately 2,866,393 shares of Common Stock that he may be deemed beneficially to own, consisting of approximately 1,951,801 shares of Common Stock issuable upon conversion of 18,420 shares of Series D Preferred Stock, which are themselves issuable upon exercise of warrants, 92,101 shares of Common Stock issuable upon exercise of warrants, which are themselves issuable upon exercise of warrants, 785,429 shares of Common Stock issuable upon conversion of 7,412 shares of Series D Preferred Stock, which are themselves issuable upon exercise of warrants, and 37,062 shares of Common Stock issuable upon exercise of warrants, which are themselves issuable upon exercise of warrants. Dr. Rosenwald may be deemed to have sole voting and investment power over the approximately 25,832 shares of Series D Preferred Stock issuable upon exercise of warrants that are listed in the preceding sentence.

(3) The Series D Preferred Stock is entitled to vote with the Common Stock on all matters submitted to a vote of Genta stockholders. Dr. Rosenwald may be deemed beneficially to own (within the meaning of Rule 13d-3 under the Exchange Act) 57.5% of the aggregate voting power of the outstanding shares of Common Stock and Series D Preferred Stock. Similarly, Paramount may be deemed beneficially to own 54.4% of the aggregate voting power of the outstanding shares of Common Stock and Series D Preferred Stock.

(4) Paramount may be deemed to have shared voting and investment power over the 7,009,767 and 14,156,770 shares of Common Stock, and 70,100 and 180,700 shares of Series A Preferred Stock, respectively, which may be deemed to be beneficially owned by The Aries Domestic Fund, L.P. (the "Aries Domestic Fund"), a limited partnership, and The Aries Fund, a Cayman Islands Trust (the "Aries Trust"), for which Paramount is the General Partner and Investment Advisor, respectively. As of April 20, 1998 Paramount may be deemed to own beneficially the following shares of Common Stock held by the Aries Trust: 3,351,192 shares of Common Stock; 1,341,832 shares of Common Stock issuable upon conversion of 180,700 shares of Series A Preferred Stock; 5,194,172 shares of Common Stock issuable upon conversion of 49,020 shares of Series D Preferred Stock; and 4,302,074 shares of Common Stock issuable upon the exercise of warrants. Paramount may be deemed to own beneficially the following shares of Common Stock held by the Aries Domestic Fund: 1,393,399 shares of Common Stock; 520,545 shares of Common Stock issuable upon conversion of 70,100 shares of Series A Preferred Stock; 2,796,821 shares of Common Stock issuable upon conversion of 26,395 shares of Series D Preferred Stock; and 2,316,502 shares of Common Stock issuable upon exercise of warrants. Paramount may also be deemed the beneficial owner of the 26,395 shares of Series D Preferred Stock held by the Aries Domestic Fund and the 49,020 shares of Series D Preferred Stock held by the Aries Trust.

(5) United Congregations Mesora owns beneficially 10,000 shares of Series D Preferred Stock (which are convertible into approximately 1,059,600 shares of Common Stock) and Class D Warrants to purchase up to 50,000 shares of Common Stock.

(6) Mr. Weiss's beneficial ownership consists of approximately 15,894 shares of Common Stock issuable upon conversion of 150 shares of Series D Preferred Stock; 7,434 shares of Common Stock issuable upon exercise of warrants; approximately 125,749 shares of Common Stock issuable upon conversion of approximately 1,187 shares of Series D Preferred Stock issuable upon exercise of warrants; and options to purchase up to 28,125 shares of Common Stock. In addition, Mr. Weiss may be deemed to be the beneficial owner of 503,002 shares of Common Stock issuable upon conversion of 4,747 shares of Series D Preferred Stock issuable upon exercise of warrants, and 23,735 shares of Common Stock issuable upon exercise of warrants, that are held by an entity of which Mr. Weiss is the managing member.

(7) Dr. Klem's beneficial ownership consists of 23,358 shares of Common Stock and options to purchase 5,353 shares of Common Stock. This includes 1,875 shares held for Dr. Klem's children in trust, as to which Dr. Klem has shared voting and investment power, and 150 shares of Common Stock owned by Dr. Klem's wife, as to which he disclaims beneficial ownership.

(8) Dr. Kessel's beneficial ownership consists of 250 shares of Series D Preferred Stock (which are convertible into approximately 26,490 shares of Common Stock), warrants to purchase up to 2,500 shares of Common Stock, and options to purchase up to 28,125 shares of Common Stock.

(9) Dr. Salomon's beneficial ownership consists of 500 shares of Common Stock and options to purchase up to 28,125 shares of Common Stock.

(10) Dr. Cooper's beneficial ownership consists entirely of options to purchase Common Stock.

(11) Mr. Drapkin's beneficial ownership consist entirely of options to purchase Common Stock.

(12)    Dr.  Kasses'   beneficial  ownership  consist  entirely  of  options  to
        purchase Common Stock.

(13) Dr. Sandage's beneficial ownership consist entirely of options to purchase Common Stock.

(14) Mr. Stein's beneficial ownership consist entirely of options to purchase Common Stock.

(15) Mr. Wakoff's beneficial ownership consist entirely of options to purchase Common Stock.


Compensation Committee Report to Stockholders on Compensation

Overview
--------

        The Company seeks to achieve three objectives which serve as guidelines in making compensation decisions:

o Providing a total compensation package which is competitive and, therefore, enables the Company to attract and retain, on a long-term basis, high-caliber executive personnel;

o Integrating compensation programs with the Company's short-term and long-term strategic plan and business objectives; and

o Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

        In making its compensation determinations, the Compensation Committee of the Board of Directors has relied, in part, on independent surveys and analyses of management compensation of executives of companies in the biotechnology and pharmaceutical industries (including companies in the Nasdaq Pharmaceutical Stock Index used in the Company's Stock Price Performance Graph set forth in this Annual Report on Form 10-K and recommendations of management. The Compensation Committee believes it has established executive compensation levels that are competitive with companies in the biotechnology and pharmaceutical industries when taking into account relative company size, stage of development, individual responsibilities and experience, individual and overall corporate performance and geographic location.

Compensation of Executive Compensation
--------------------------------------

        The Company's potential therapeutic products are in various stages of research and development, and no revenues have as yet been generated from therapeutic product sales. As a result, the use of traditional performance standards, such as corporate profitability, are not believed to be appropriate in the evaluation of the performance of the Company or its individual executives. The compensation of the Company's executive officers is based, in substantial part, on the achievement of individual and overall corporate objectives. Such objectives are established and modified as necessary to reflect changes in market conditions and other factors. Individual and overall corporate performance is measured by reviewing whether these corporate objectives have been achieved.

        The Company's compensation package for executive officers generally consists of annual cash compensation and long-term compensation in the form of stock options. In light of the Company's stage of development, considerable emphasis is placed on equity-based compensation in an effort to preserve cash to finance the Company's research and development efforts.

Annual Cash Compensation
------------------------

        Compensation levels for the Company's executive officers are determined in part through comparisons with companies of a similar size, stage of development and level of complexity in the biotechnology and pharmaceutical industries, and other companies with which the Company competes for personnel. In addition, the compensation level for each executive officer reflects an evaluation of the responsibilities required for each respective position, individual experience levels, and individual performance and contributions toward achievement of the Company's business objectives. The compensation levels for the Company's executive officers are designed to be competitive within a range that the Compensation Committee or the Board of Directors determines to be reasonable in light of the aforementioned factors. The salary levels of each executive officer are reviewed on an annual basis and adjustments are made as deemed necessary.

Stock Options
-------------

        The Compensation Committee believes that by providing all full-time employees, including executive officers who have responsibility for the management and growth of the Company, with an opportunity to obtain an equity interest in the Company, the best interests of stockholders and its employees will be closely aligned. Accordingly, all full-time employees, including executive officers, are eligible to receive stock option grants from time to time, giving them the right to purchase shares of the Company's Common Stock at a specified price.

Compensation of Executive Officers
----------------------------------

        In making compensation decisions for 1998, the Compensation Committee into account the Company's limited cash resources, its weakened financial condition, the general financial performance of the Company during 1997 and 1998 and the importance of retaining the Company's cash to finance its development programs. The Compensation Committee also considered the importance to the Company of retaining highly qualified key personnel due to the complex and technologically sophisticated nature of the Company's business. In light of these factors, the only bonus compensation awarded to any executive officer was to Dr. Kenneth G. Kasses, in accordance with his employment agreement when he was hired as the Company's President and Chief Executive Officer effective October 1, 1997. See "Compensation of President and Chief Executive Officer," above.

        This Compensation Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent the Company specifically incorporates this report by reference, and shall not otherwise be deemed filed under such Acts.

                                            Glenn L. Cooper, M.D.

                                            Andrew J. Stein

                                            Michael S. Weiss


Stock Price Performance Graph

        The following graph illustrates a comparison of the five-year cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company's Common Stock with the CRSP Total Return Index for The Nasdaq National Market (U.S. and Foreign) (the "Nasdaq Composite Index") and the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (the "Nasdaq Pharmaceutical Index"). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                                [GRAPHIC OMITTED]


                       December 31,  December 31,  December 31, December 31,  December 31,  December 31,
                           1993          1994          1995         1996          1997          1998

Genta Incorporated.......   $100.00      $69.49        $30.51        $5.93         $1.06         $1.74
Nasdaq Composite.........    100.00       75.26        138.04       138.47        142.98        183.02
Nasdaq Pharmaceutical /1/    100.00       97.00        136.23       186.79        203.98        281.69


        Assumes a $100 investment on December 31, 1993 in each of the Company's Common Stock, the securities comprising the Nasdaq Composite Index, and the securities comprising the Nasdaq Pharmaceutical Index.

-------------------------
/1/ The Nasdaq Pharmaceutical Index includes all companies on Nasdaq within SIC code 283. A copy of the list of companies that comprise the Nasdaq Pharmaceutical Index may be obtained upon request by contacting Genta Incorporated, Investor Relations, 99 Hayden Avenue, Suite 200, Lexington, Massachusetts 02421, Tel. (781) 860-5150.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In February 1991, in connection with the acquisition of JBL, the Company assumed a lease between JBL and Granada Associates, and a lease between JBL and and Sueldo Associates. Drs. Lauren Brown and Robert E. Klem are each Managers of Granada Associates and General Partners of Sueldo Associates. Dr. Brown is also Vice President of the Company and Vice-President of JBL, and Dr. Klem is also a director and the Vice President of the Company and a director and the Chief
Financial Officer and Secretary of JBL. The aggregate monthly payment under these leases for April 1999 was $34,828.

        Michael Weiss is a managing director of Genta Jago Technologies B.V. See "Business--Genta Jago."

        During 1998 and through March of 1999, the Company rented office space from Interneuron Pharmaceuticals, Inc. on a month-to-month basis at $600 a month. The Company and Interneuron Pharmaceuticals, Inc. entered into a lease effective April 1, 1999, pursuant to which the Company rents approximately 2,300 square feet of office space. The rent under this lease is $3,621 per month, subject to a standard escalation clause. The lease has a term of two years. Dr. Glenn L. Cooper is a director and President and Chief Executive Officer of Interneuron Pharmaceuticals, and Dr. Bobby W. Sandage, Jr., is Executive Vice President, Research and Development, and Chief Scientific Officer of Interneuron Pharmaceuticals. Drs. Cooper and Sandage are also directors of the Company.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this April 30, 1998.

                               Genta Incorporated

                               /s/ Kenneth G. Kasses
                               ------------------------------
                               Kenneth G. Kasses, Ph.D.
                               President, Principal Executive Officer and
                               Director


               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                 Capacity                              Date
---------                                 --------                              ----


/s/ Kenneth G. Kasses                     President, Principal Executive        April __, 1999
---------------------------------------   Officer and Chairman of the Board
Kenneth G. Kasses, Ph.D                   of Directors


/s/ Robert E. Klem                        Vice President and Director           April __, 1999
---------------------------------------
Robert E. Klem, Ph.D


/s/ Gerald M. Schimmoeller                Principal Accounting Officer,         April __, 1999
---------------------------------------   Principal Financial Officer,
Gerald M. Schimmoeler                     Vice President



/s/ Glenn L. Cooper                       Director                              April __, 1999
---------------------------------------
Glenn L. Cooper, M.D.


/s/ Donald G. Drapkin                     Director                              April __, 1999
---------------------------------------
Donald G. Drapkin


/s/ Lawrence J. Kessel                    Director                              April __, 1999
---------------------------------------
Lawrence J. Kessel, M.D.


/s/ Peter Salomon                         Director                              April __, 1999
---------------------------------------
Peter Salomon, M.D.


/s/ Bobby W. Sandage, Jr.                 Director                              April __, 1999
---------------------------------------
Bobby W. Sandage, Jr., Ph.D.






/s/ Andrew J. Stein                       Director                              April __, 1999
---------------------------------------
Andrew J. Stein


/s/ Harlan J. Wakoff                      Director                              April __, 1999
---------------------------------------
Harlan J. Wakoff


/s/ Michael S. Weiss                      Director                              April __, 1999
---------------------------------------
Michael S. Weiss
