Form 10-Q
period 1999-03-31
GENTA INCORPORATED /DE/
filed 1999-05-17
CIK 880643

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

                  For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19635


                               GENTA INCORPORATED
   (Exact name of Registrant as specified in its certificate of incorporation)

                   Delaware                                33-0326866
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)


        99 Hayden Avenue, Suite 200
          Lexington, Massachusetts                         02421-7966
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

                         Yes _X_                  No ___

     As of May 3, 1999, the registrant had 15,401,275 shares of common stock outstanding.


================================================================================

                               Genta Incorporated
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at December 31, 1998
                     and March 31, 1999                                       3

            Condensed Consolidated Statements of Operations for the
                     Three  Months Ended March 31, 1998 and 1999              4

            Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1998 and 1999               5

            Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    23



SIGNATURES                                                                   24

                               Genta Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  December 31,        March 31,
                                                                                 ------------------------------
                                     ASSETS                                           1998             1999
                                                                                 ------------------------------
Current assets:
   Cash and cash equivalents .................................................   $   1,566,288    $     638,990
   Short term investments ....................................................         892,372             --
   Other receivables .........................................................            --            261,000
   Prepaid expenses ..........................................................         405,700          177,515
   Property held for sale ....................................................         290,000             --
   Other current assets ......................................................         176,700          437,492
   Net current assets of discontinued operations .............................       2,606,304        2,536,846
                                                                                 ------------------------------
Total current assets .........................................................       5,937,364        4,051,843
                                                                                 ------------------------------
Property and equipment, net ..................................................         148,245           27,799
Intangibles, net .............................................................       1,460,383        1,360,824
Deposits and other assets ....................................................           5,301            6,501
                                                                                 ------------------------------
Total assets .................................................................   $   7,551,293    $   5,446,967
                                                                                 ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................................   $     432,116    $     359,863
   Payable to research institutions ..........................................         635,661          635,661
   Accrued compensation ......................................................          84,888          137,076
   Other accrued expenses ....................................................         580,779          779,450
   Net liabilities of liquidated foreign subsidiary ..........................         574,812          574,812
                                                                                 ------------------------------
Total current liabilities ....................................................       2,308,256        2,486,862
                                                                                 ------------------------------

Deficit in joint venture .....................................................       2,284,018             --
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible
     preferred shares outstanding:
     Series A convertible preferred stock, $.001 par value;
       447,600 and 429,600 shares issued and outstanding at
       December 31, 1998 and March 31, 1999, respectively, liquidation
       value is $25,776,000 at March 31, 1999 ................................             448              430
     Series D convertible preferred stock, $.001 par value; 186,021 and 144,341 shares issued and outstanding at December 31, 1998 and March 31, 1999,
       respectively; liquidation value is $20,207,740 at March 31, 1999 ......             186              144
   Common stock, $.001 par value; 70,000,000 shares authorized;
     10,426,215 and 15,030,423 shares issued and outstanding at
     December 31, 1998 and March 31, 1999, respectively ......................          10,426           15,030
   Additional paid-in capital ................................................     130,627,251      131,594,944
   Accumulated deficit .......................................................    (132,053,657)    (132,258,847)
   Accrued dividends payable .................................................       5,108,790        5,271,199
   Deferred compensation .....................................................        (734,425)      (1,662,795)
                                                                                 ------------------------------
Total stockholders' equity ...................................................       2,959,019        2,960,105
                                                                                 ------------------------------
Total liabilities and stockholders' equity ...................................   $   7,551,293    $   5,446,967
                                                                                 ==============================

                            See accompanying notes.
                                        3

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      1998             1999
                                                  ------------     ------------
                                                   (restated)
Revenues:
   Collaborative research and development ....    $     17,396     $       --
                                                  ------------     ------------
                                                        17,396             --

Cost and expenses:
   Research and development ..................         813,691        1,089,966
   General and administrative ................         995,723        1,112,412
                                                  ------------     ------------
                                                     1,809,414        2,202,378
                                                  ------------     ------------
Loss from operations .........................      (1,792,018)      (2,202,378)
Equity in net (loss) income of
  joint venture ..............................        (155,744)       2,284,018
Other income (expense):
   Interest income ...........................          85,767           51,864
   Interest expense ..........................          (3,430)            (173)
   Other expense .............................            --           (149,114)
                                                  ------------     ------------
Net loss from continuing operations ..........      (1,865,425)         (15,783)
Income (loss) from discontinued operations ...         103,060         (189,407)
                                                  ------------     ------------
Net loss .....................................      (1,762,365)        (205,190)
Dividends accrued on preferred stock .........            --           (342,409)
                                                  ============     ============
Net loss applicable to common shares .........    $ (1,762,365)    $   (547,599)
                                                  ============     ============
Net (loss) income per share
  Continuing operations ......................    $      (0.33)    $      (0.03)
  Discontinued operations ....................            0.02            (0.01)
                                                  ------------     ------------
Net loss per common share ....................    $      (0.31)    $      (0.04)
                                                  ============     ============
Shares used in computing net
  loss per common share ......................       5,727,035       12,902,237
                                                  ============     ============


                            See accompanying notes.
                                        4

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                    1998           1999
                                                                 -----------    -----------
                                                                  (restated)
Operating activities
Net loss .....................................................   $(1,762,365)   $  (205,190)
Items reflected in net loss not requiring cash:
   Depreciation and amortization .............................       289,782        259,862
   Equity in net loss (gain) of joint venture ................       155,744     (2,284,018)
   Compensation expense related to stock options .............          --           76,134
   Loss on sale of fixed assets ..............................          --          149,026
Changes in operating assets and liabilities ..................      (295,783)       218,286
                                                                 -----------    -----------
Net cash used in operating activities ........................    (1,612,622)    (1,785,900)

Investing activities
Maturities of short-term investments .........................       873,039        892,372
Purchase of property and equipment ...........................          --          (24,551)
Sale of property and equipment ...............................          --            5,087
Purchase of intangibles ......................................          --          (99,635)
Investment in and advances to joint venture ..................        (9,665)          --
Deposits and other ...........................................          --           (1,200)
                                                                 -----------    -----------
Net cash provided by investing activities ....................       863,374        772,073

Financing activities
Issuance of common stock upon exercise of warrants ...........          --           35,391
Proceeds from equipment conversion to lease ..................          --           60,085
Other ........................................................          --             --
                                                                 -----------    -----------
Net cash provided by financing activities ....................          --           95,476
                                                                 -----------    -----------
Increase/(Decrease) in cash and cash equivalents .............      (749,248)      (918,351)
Less cash at liqidated foreign subsidiary ....................          --           (8,947)
Cash and cash equivalents at beginning of period .............     1,202,668      1,566,288
                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................   $   453,420    $   638,990
                                                                 ===========    ===========

Supplemental disclosures of cash flow information:
Interest paid ................................................   $     3,430    $       173
Supplemental schedule of noncash investing and
  financing activities:
Preferred stock dividends accrued ............................          --          342,409
Common stock issued in payment of dividends on preferred stock          --           18,597


                            See accompanying notes.
                                        5

                               Genta Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation (the "Company"), presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain balances in 1998 have been reclassified to conform with the presentation in 1999. Research and development and general and administrative expenses were restated for the three months ended March 31, 1998 to properly reflect amortization and depreciation expense. Also, equity in net loss of joint venture was restated for the three months ended March 31, 1998.

     These unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (the "1998 Form 10-K").

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of the business of JBL Scientific, Inc. ("JBL"), a subsidiary of the Company which was engaged in the specialty chemicals business, revenues are expected to decrease.

(2)  Discontinued Operations

     On March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega Corporation ("Promega"), whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $5.0 million in cash, including $250,000 that may be withheld by Promega while the closing balance sheet of JBL is evaluated, a promissory note for $1.2 millon maturing in June 2000, and certain pharmaceutical development services in support of the Company's development activities. The purchase price may be reduced as a result of a post-closing audit of JBL's balance sheet as at the closing date (which would result in a dollar-for-dollar reduction of the purchase price to the extent that the net book value of the purchased assets is less than $1,768,000) adjustments and indemnification obligations.

     As a result of the sale of JBL's business, the Company's specialty biochemical manufacturing segment (JBL) has been presented as discontinued operations. The assets and liabilities relating to the discontinued operations are included in net assets of discontinued operations in the consolidated balance sheets at December 31, 1998 and March 31, 1999. The results of operations for the discontinued segment are included in discontinued operations in the consolidated statements of operations for the three months ended March 31, 1998 and 1999 (any loss incurred from March 19, 1999 was considered immaterial). In connection with the sale of JBL's business and pursuant to a lease termination agreement, the Company granted stock options to acquire 450,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), to the owners of the building previously leased to JBL. Those options will be accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," using the Black-Scholes method and have an approximate value of $1.1 million which will be charged against the gain on the sale of JBL. In addition, there were 252,300 options granted to the employees of JBL upon the closing of the sale of JBL in connection with an ongoing service arrangement between Promega and the Company, which will be accounted for under variable plan accounting pursuant to SFAS No. 123 and the Black-

Scholes guidelines. The estimated value of these options will be charged to Research and Development expense until the vesting date, which will be no later than one year from the closing date of the sale.

     The closing of the sale of JBL was completed on May 10, 1999 with an estimated gain on the sale of approximately $1.5 million, based upon the purchase price of JBL less its net assets and costs and expenses associated with the sale. Because the Company is continuing to evaluate the costs and expenses associated with the sale of JBL, the gain on the sale is subject to change.

     Net current assets of discontinued operations consisted of the following:

                                        December 31, 1998       March 31, 1999
                                        -----------------       --------------
Accounts receivable, net ............     $   832,018             $   494,859
Inventories, net ....................         963,611                 971,573
Property and equipment, net .........         763,082                 626,681
Other assets ........................         897,399                 958,034
Liabilities .........................        (849,806)               (514,301)
                                          -----------             -----------
         Total ......................     $ 2,606,304             $ 2,536,846
                                          ===========             ===========

     Operating results of the discontinued segment consisted of the following:

                                                  Three Months Ended
                                                      March 31,
                                            ------------------------------
                                                1998               1999
                                            -----------        -----------
     Product sales ..................       $ 1,602,179        $ 1,273,598
     Operating expenses .............        (1,499,869)        (1,461,553)
     Other income (expense) .........               750             (1,452)
                                            -----------        -----------
     Income (loss) ..................       $   103,060        $  (189,407)
                                            ===========        ===========


     Three customers accounted for an aggregate of approximately 37% and 39% of product sales during the three months ended March 31, 1998 and 1999, respectively. One other customer, who accounted for less than 10% of product sales in 1998, accounted for approximately 27% of product sales during the three months ended March 31, 1999.

(3)  Net Loss Per Common Share

     Under SFAS No. 128, "Earnings per Share," the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share includes the weighted average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

     Net loss per common share for the three months ended March 31, 1998 and 1999 is based on the weighted average number of shares of Common Stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock, have not been included in the calculation of the net loss per common share as their effect is antidilutive.

(4)  Stockholders' Equity

     During the three months ended March 31, 1999, an aggregate of 41,680 shares of the Company's Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), were converted at the option of the respective holders thereof into an aggregate of 4,436,118 shares of Common Stock at a conversion price of $0.94375 per share. An aggregate of 18,000 shares of the Company's Series A Preferred Stock, par value $.001 per share ("Series A
Preferred Stock"), were converted at the option of the holders of the shares into an aggregate of 130,590 shares of Common Stock at a conversion price of $8.27 per share. An aggregate of 37,500 shares of Common Stock were issued pursuant to warrant exercises. In addition to the option grants described in
Note 2 above, to the owners of the building previously leased by JBL and to the employees of JBL, options to acquire 675,000 shares of Common Stock were granted to an employee of the Company at an exercise price below fair market value at the date of grant resulting in deferred compensation of approximately $987,000. This deferred compensation will be amortized over a period of four years.

     In 1999, the Board of Directors of the Company and certain holders of Common Stock, Series A Preferred Stock and Series D Preferred Stock approved, in accordance with Delaware law, an amendment to the Company's Restated Certificate of Incorporation to remove the "Fundamental Change" redemption right. The Company recently distributed to its stockholders an Information Statement on Form 14C describing this stockholder action and has formally amended the Restated Certificate of Incorporation after the expiration of the 20-day period provided for in Rule 14c-5 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(5)  Genta Jago

     On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago, the joint venture between the Company and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999.

(6)  Legal Proceedings

     On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins University ("Johns Hopkins") against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671. The Company is currently in settlement negotiations. The Company believes that no further accrual should be necessary in connection with this settlement.

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A quarterly groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted show that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that de minimis PRPs will be require to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The Company received an estimated volume calculation from the EPA, and a response, which is due on June 9, 1999, is currently under review. While the terms of a settlement have not been finalized, they should contain standard contribution protection and release language. The Company has accrued $75,000 during 1998. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery, research and development. The Company has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, and regulatory activities, and for the possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to March 31, 1999, the Company has incurred a cumulative net loss of approximately $132.3 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues are expected to decrease.

     The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development and receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

Results of Operations

     The following discussion of results of operations relates to the Company's continuing business.

     Operating revenues totaled $17,396 for the three months ended March 31, 1998 and decreased to $0 for the same period in 1999. The changes in operating revenue have largely reflected the Company's lessened involvement in Genta Jago development activities. The expenses relating to these revenues are recognized as Costs and Expenses in the same period such that the net effect on the Company's consolidated financial statements is zero. The Company has reduced the breadth of its activities and focused its resources on development of its lead AnticodeTM oligonucleotide, G3139.

     On March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega, whereby a wholly-owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for cash, a promissory note and certain pharmaceutical development services in support of the Company's development activities. See Note 2 to the Company's consolidated financial statements. The sale of the assets of JBL was completed on May 10, 1999, and will result in a significant decrease in ongoing revenues, as all of the Company's product sales have been attributable to JBL.

     Costs and expenses totaled approximately $1.8 million in the three months ended March 31, 1998, and increased to approximately $2.2 million for the same period in 1999. Primarily, the overall increase reflects greater activity in clinical trials along with an increase in general and administrative for legal and consulting expenses.

     Research and development expenses totaled approximately $0.8 million in the three months ended March 31, 1998, and increased to approximately $1.1 million for the same period in 1999. The increase in research and development expenses is primarily attributable to the cost associated with clinical trials including related drug supplies. During the three months ended March 31, 1999, $748,000 was recorded for clinical trials and for related drug supplies.

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

     General and administrative expenses were approximately $1.0 million for the three months ended March 31, 1998, and increased to $1.1 million for the same period in 1999. The increase reflects higher legal and consulting costs
associated  with  the  Company's   filings  with  the  Securities  and  Exchange
Commission (the "SEC") and the costs associated with the relocation of its headquarters from California to Massachusetts.

     On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into the Interim JV Agreement pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago, the joint venture between the Company and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded income of approximately $2.3 million for the three months ended March 31, 1999.

     Other expenses include a loss on the sale of fixed assets as a result of the headquarter relocation.

     The Company's net loss from continuing operations before accrued dividends totaled approximately $0.02 million, or $0.00 per share of Common Stock, for the three months ended March 31, 1999 compared to a net loss from continuing operations of approximately $1.9 million, or $0.33 per share of Common Stock, for the same period in 1998. During the three months ended March 31, 1999, as a result of accrued dividends on the Company's preferred stock of approximately $0.34 million and a loss from discontinued operations of approximately $0.19 million the Company's net loss per common share was $0.04. The Company's net loss for the three months ended March 31, 1999 was lower than those reported for the comparable period of 1998 primarily as a result of recording nonrecurring income of approximately $2.3 million relating to its equity interest in the net loss of the joint venture.

     Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, there is reason to believe that any products that may be marketed in the future could represent significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competitors to Genta Jago's products being in the marketplace before Genta Jago, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products, from payors such as reimbursers and government buyers. On May 20, 1998, Genta Jago received notice from Apothecon that they had terminated the agreement for the development of ketoprofen. Apothecon stated that their decision to terminate was based on the facts that a competing generic is already being successfully marketed, other competitors already have ANDAs pending for their own generic formulations of such drug and they consider the GEOMATRIX(R) capsule size competitively disadvantageous. These factors may adversely affect Genta Jago even if it is successful in developing products that obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is seeking to direct its resources away from the joint venture to its Anticode(TM) drug development, specifically G3139, for the immediate future. On July 27, 1998, SkyePharma PLC, the parent company to SkyePharma, announced that an ANDA for naproxen sodium filed by Brightstone Pharma, its U.S. sales and marketing subsidiary, had been accepted for filing by the FDA. Brightstone has a license from Genta Jago to market this product.

     Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates each period.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $124.5 million through March 31, 1999. At March 31, 1999, the Company had cash, cash equivalents and short-term investments totaling approximately $0.6 million compared to approximately $2.5 million at December 31, 1998.

     The Company will need substantial additional funds before it can expect to realize significant product revenue. The Company projects that, at its current rate of spending and for its current activities, funds from the consummation of the JBL sale and its existing cash funds will enable the Company to maintain its present operations into the first quarter of 2000. To the extent that the Company is successful in accelerating its development of G3139, expanding its development portfolio or acquiring or adding new development candidates, the current cash resources will be consumed at a greater rate. Similarly, the Company has recently hired additional senior managers to direct the business of the Company. This will cause the rate of cash utilization to increase. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "Certain Trends and Uncertainties--Claims of the Company's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

     If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

     In the first three months ended March 31, 1999, the holders of an aggregate of 41,680 shares of Series D Preferred Stock converted those shares into an aggregate of 4,436,118 shares of Common Stock, and the holders of an aggregate of 18,000 shares of Series A Preferred Stock converted those shares into an aggregate of 130,590 shares of Common Stock.

     As discussed in Note 2 to the Company's consolidated financial statements, the Company entered into an Asset Purchase Agreement with Promega on March 19, 1999. Under the agreement, a wholly-owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $5.0 million in cash, including $250,000 that may be withheld by Promega for up to sixty days while the closing balance sheet of JBL is evaluated, a promissory note for $1.2 millon maturing in June 2000, and certain pharmaceutical development services in support of the Company's development activities. The purchase price may be reduced as a result of a post-closing audit of JBL's balance sheet as at the closing date (which would result in a dollar-for-dollar reduction of the purchase price to the extent that the net book value of the purchased assets is less than $1,768,000) and indemnification obligations.

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

     The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to the failure of those third-party suppliers to remediate their own Year 2000 Issues. If through such communication or otherwise the Company becomes aware of any such failure and is not satisfied that such failure is being adequately addressed, it will take appropriate steps to find alternative suppliers. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

Need for Additional Funds; Risk of Insolvency

     The Company's operations to date have consumed substantial amounts of cash. The Company's independent auditors have included an explanatory paragraph in their report to the 1998 Form 10-K with respect to the Company's ability to continue as a going concern. See "Liquidity and Capital preclinical [Global]." The Company will need to raise substantial additional funds to continue its operations and conduct the costly and time-consuming research, pre-clinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements or the sale of key assets. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of research and development, results of pre-clinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes, and other factors.

Loss History; Uncertainty of Future Profitability.

     The Company has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to March 31, 1999, the Company has incurred a cumulative net loss of approximately $132.3 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues are expected to decrease. See "Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

Subordination of Common Stock to Series A Preferred Stock and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

     In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $25.8 million preference of the 429,600 outstanding shares of Series A Preferred Stock and the approximately $20.2 million preference of the 144,341 outstanding shares of Series D Preferred Stock (not including an additional 40,395 shares of Series D Preferred Stock that are issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series A Preferred Stock and Series D Preferred Stock have been paid or funds have been set aside, for such preferred dividends by the Company.

     The conversion rate of the Series A Preferred Stock is subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $67.50 per share or less. As of May 10, 1999, each share of Series A Preferred Stock is convertible into approximately 7.430 shares of Common Stock at a conversion price of $8.08 per share. Each share of Series D Preferred Stock is presently convertible into approximately 106 shares of Common Stock at a conversion price of $0.94375 per share of Common Stock, and the exercise price of the Class D Warrants is presently $0.94375 per share. The conversion rate of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at prices per share below certain levels. There are 1,578,300 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. Finally, the Company has outstanding Bridge Warrants to purchase an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share, LBC
Warrants to purchase an aggregate of 700,000 shares of Common Stock at an exercise price of $0.52 per share, warrants to purchase an aggregate of 95,768 shares of Common Stock at various exercise prices between approximately $13 and $21 per share, 134,238 outstanding employee stock options under the Company's Amended and Restated 1991 Stock Plan at various exercise prices between $3.13 and $26.25 per share, and 5,681,263 outstanding employee stock options under the Company's 1998 Stock Incentive Plan and Non-Employee Directors' 1998 stock Option Plan at various exercise prices between $0.88 and $2.41 per share. The Note and Warrant Purchase Agreement provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997, but such shelf registration statement has not been declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued.

Claims of the Company's Default Under Various Agreements.

     On May 15, 1997, Johns Hopkins University ("Johns Hopkins") sent the Company a letter stating that the license agreement entered into between the Company and Johns Hopkins in May 1990 (the "Johns Hopkins Agreement") was terminated. On November 26, 1997, Drs. Paul O.P. Ts'o and Paul Miller (the "Ts'o/Miller Partnership") sent the Company a letter claiming that the Company was in material breach of the February 1989 license agreement between the Company and the Ts'o/Miller Partnership (the "Ts'o/Miller Agreement") for failing to pay royalties from 1995 through 1997. By letter dated April 28, 1998, the Ts'o/Miller Partnership advised the Company that it was terminating the license granted pursuant to the Ts'o/Miller Agreement. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671. The Company is currently in settlement negotiations. See "Legal Proceedings."

     The French government agency ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for 4,187,423 FF (as of May 10, 1999, approximately $688,412) and is required to pay this amount immediately. The Company is working with ANVAR to achieve a mutually satisfactory resolution; however, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

Early Stage of Development; Technological Uncertainty.

     The Company is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, most of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While the Company has demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro and the activity of antisense technology in animals and has identified compounds that the Company believes are worthy of additional testing, only one of these potential Anticode(TM) oligonucleotide products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of oligonucleotide technology will result in products that will receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in pre-clinical studies or early clinical investigations or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in pivotal human clinical or bioequivalence trials. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that any of the Company's or Genta
Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from the Company's or Genta Jago's research and development programs are not expected to be commercially available for a number of years. Certain competitive products have already been filed with and/or approved by the FDA. See "Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

Limited Availability of Net Operating Loss Carryforwards.

     At December 31, 1998, the Company has federal and California net operating loss carryforwards of approximately $82.0 million and $14.7 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1997. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized.
Approximately $2.8 million and $0.5 million of the California tax loss carryforward expired during 1997 and 1998, respectively, and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss will continue to expire in 1999, unless utilized. The Company also has federal and California research and development tax credit carryforwards of $3.2 million and $1.3 million, respectively, which will begin expiring in 2003, unless previously utilized.

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

Dividends.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its Common Stock until such time as all cumulative dividends have been paid on outstanding shares of its Series A Preferred Stock and Series D Preferred Stock. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A Preferred Stock and Series D Preferred Stock, for the development of its business.

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

     The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and PCEs in the soil and groundwater at this site. Six soil borings were drilled and groundwater wells were installed at several locations around the site. The Company has agreed to indemnify Promega in respect of the matter. The Company believes that the costs associated with further investigation or remediation will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with Governmental Regulations; however, there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future. See Note 6 to the Company's consolidated financial statements.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. On this basis the Company accrued $75,000 in 1998. The Company received an estimated volume calculation from the EPA and a response, which is due on June 9, 1999, is currently under review. While the terms of the settlement have not been finalized, they should contain standard contribution release and protection language. The Company has agreed to indemnify Promega in respect of the matter. See Note 6 to the Company's consolidated financial statements.

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

     The Company and Genta Jago have obtained licenses or other rights to patents and other proprietary rights of third parties, and may be required to obtain licenses to additional patents or other proprietary rights of third parties. No assurance can be given that any existing licenses and other rights will remain in effect or that any licenses required under any such additional patents or proprietary rights would be made available on terms acceptable to the Company or Genta Jago, if at all. If the Company's or Genta Jago's licenses and other rights are terminated or if the Company or Genta Jago cannot obtain such additional licenses, the Company or Genta Jago could encounter delays in product market introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company or Genta Jago could incur substantial costs, including costs caused by delays in obtaining regulatory approval and bringing products to market, in defending itself in any suits brought against the Company or Genta Jago claiming infringement of the patent rights of third parties or in asserting the Company's or Genta Jago's patent rights, including those granted by third parties, in a suit against another party. The Company or Genta Jago may also become involved in interference proceedings declared by the United States Patent and Trademark Office (or any foreign counterpart) in connection with one or more of its patents or patent applications, which could result in substantial cost to the Company or Genta Jago, as well as an adverse decision as to priority of invention of the patent or patent application involved. There can be no assurance that the Company or Genta Jago will have sufficient funds to obtain, maintain or enforce patents on their respective products or technology, to obtain or maintain licenses that may be required in order to develop and commercialize their respective products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

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

Uncertainty of Clinical Trials and Results.

     The results of clinical trials and pre-clinical testing are subject to varying interpretations. Even if the development of the Company's or Genta Jago's respective products advances to the clinical stage, there can be no assurance that such products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company or Genta Jago may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's or Genta Jago's respective financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's or Genta Jago's respective businesses, financial conditions, prospects and results of operations. No assurance can be given that the Company or Genta Jago will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors. "See "Certain Trends and
Uncertainties--Potential    Adverse   Effect   of   Technological   Change   and
Competition."

Difficult Manufacturing Process; Access to Certain Raw Materials.

     The manufacture of Anticode(TM) oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for its initial clinical development programs. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, the Company requires raw materials currently provided by a single supplier which is itself a development stage biotechnology company (and a competitor of the Company) and is subject to uncertainties including the potential for a decision by such supplier to discontinue production of such raw materials, the insolvency of such supplier, or the failure of such supplier to follow applicable regulatory guidelines. Products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's and Genta Jago's products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company or Genta Jago will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product. Failure to establish compliance with GMP to the satisfaction of the FDA can result in delays in, or prohibition from, initiating clinical trials or commercial marketing of a product.

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

Uncertainty of Product Pricing, Reimbursement and Related Matters.

     The Company's and Genta Jago's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposal or reform could adversely affect the commercial viability of the Company's and Genta Jago's potential products. In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services, and therefore significant uncertainty exists as to the reimbursement of existing and newly-approved healthcare products. If the Company or Genta Jago succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or Genta Jago to sell its products on a competitive basis. Finally, given the above potential market constraints on pricing, the availability of competitive products in these markets may further limit the Company's and Genta Jago's flexibility in pricing and in obtaining adequate reimbursement for its potential products. See "Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

Need for and Dependence on Qualified Personnel.

     The Company's success is highly dependent on the hiring and retention of key personnel and scientific staff. The loss of key personnel or the failure to recruit necessary additional personnel or both is likely further to impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the development of its business.

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

Hazardous Materials; Environmental Matters.

     The Company's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company may be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "Certain Trends and Uncertainties--No Assurance of Regulatory Approval; Government Regulation" for a discussion of the Spill.

Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

     The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by the Company, Genta Jago or their competitors, other evidence of the safety or efficacy of products of the Company, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. As of May 3, 1999, the Company had 15,401,275 shares of Common Stock outstanding. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

     No predictions can be made of the effect that future market sales of the shares of Common Stock underlying the convertible securities and warrants referred to under the caption "Certain Trends and Uncertainties--Subordination of Common Stock to Series A Preferred Stock and Series D Preferred Stock; Risk of Dilution; Anti-dilution Adjustments," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

Certain Interlocking Relationships; Potential Conflicts of Interest.

     The Aries Funds have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D., and Andrew J. Stein as nominees to the Board of Directors. Such persons were elected as Directors of the Company. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager and general partner of The Aries Trust and the Aries Domestic Fund, L.P., respectively. The Aries Funds have the present right to convert and exercise their securities into a significant portion of the outstanding Common Stock. See "Certain Trends and Uncertainties--Concentration of Ownership and Control" below. Dr. Lindsay A. Rosenwald, the President and sole stockholder of PCAM, is also the President of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

Concentration of Ownership and Control.

     The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. See "Certain Trends and Uncertainties--Certain Interlocking Relationships; Potential Conflicts of Interest." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also "Certain Trends and Uncertainties--Effect of Certain Anti-Takeover Provisions" below.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671. The Company is currently in settlement negotiations. The Company believes that no further accrual should be necessary in connection with this settlement.

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A quarterly groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted show that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The Company received an estimated volume calculation from the EPA, and a response, which is due on June 9, 1999, is currently under review. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has accrued $75,000 during 1998. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

Exhibit
Number    Description of Document
------    -----------------------

10.1      Sublease,   dated  as  of  March   31,   1999,   between   Interneuron
          Pharmaceuticals, Inc. and the Company

10.2 Asset Purchase Agreement, dated as of March 19, 1999, among JBL Acquisition Corp., Promega Corporation, JBL Scientific, Inc. and the Company

27        Financial Data Schedule

          (b)  Reports on Form 8-K.

(i) A Current Report on Form 8-K was filed by the Company on January 6, 1999 regarding a settlement with LBC Capital Resources, Inc.

(ii) A Current Report on Form 8-K was filed on February 10, 1999 regarding the engagement of Deloitte & Touche LLP as the Company's principal independent accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               GENTA INCORPORATED
                              (Registrant)





                               By:      /s/ Kenneth G. Kasses, Ph.D.
                                        ---------------------------------
                               Name:    Kenneth G. Kasses, Ph.D.
                               Title:   Chairman of the Board of Directors,
                                        President, Principal Executive Officer










                               By:      /s/ Gerald M. Schimmoeller
                                        ---------------------------------
                               Name:    Gerald M. Schimmoeller
                               Title:   Vice President,  Chief Financial Officer
                                        and Principal Accounting Officer

Date:    May 15, 1999