Form 10-Q
period 1999-06-30
GENTA INCORPORATED /DE/
filed 1999-08-13
CIK 880643

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

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19635

                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                   Delaware                               33-0326866
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

         99 Hayden Avenue, Suite 200                      02421-7966
          Lexington, Massachusetts                        (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (781) 860-5150
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No [ ]

      As of August 6, 1999, the registrant had 18,719,391 shares of common stock outstanding.

================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at December 31, 1998
             and June 30, 1999                                               3

           Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1998 and 1999               4

           Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1998 and 1999                         5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 6.  Exhibits and Reports on Form 8-K                                    25


SIGNATURES                                                                   26

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       DECEMBER 31,         JUNE 30,
                                                                                      --------------------------------
                                                                                          1998                1999
                                                                                      --------------------------------
                                     ASSETS

Current assets:
   Cash and cash equivalents ......................................................   $   1,566,288      $   3,224,878
   Short term investments .........................................................         892,372            501,400
   Notes receivable ...............................................................              --          1,400,000
   Prepaid expenses ...............................................................         405,700            199,500
   Property held for sale .........................................................         290,000                 --
   Other current assets ...........................................................         176,700             35,318
   Net current assets of discontinued operations ..................................       2,606,304                 --
                                                                                      --------------------------------
Total current assets ..............................................................       5,937,364          5,361,096
                                                                                      --------------------------------
Property and equipment, net .......................................................         148,245             36,203
Intangibles, net ..................................................................       1,460,383          1,143,108
Deposits and other assets .........................................................           5,301                 --
                                                                                      --------------------------------
Total assets ......................................................................   $   7,551,293      $   6,540,407
                                                                                      ================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................................   $     432,116      $     625,389
   Payable to research institutions ...............................................         635,661            635,661
   Accrued compensation ...........................................................          84,888             49,768
   Other accrued expenses .........................................................         580,779            708,510
   Net liabilities of liquidated foreign subsidiary ...............................         574,812            574,812
                                                                                      --------------------------------
Total current liabilities .........................................................       2,308,256          2,594,140
                                                                                      --------------------------------
Deficit in joint venture ..........................................................       2,284,018                 --
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible
     preferred shares outstanding:
     Series A convertible preferred stock, $.001 par value;
       447,600 and 283,300 shares issued and outstanding at
       December 31, 1998 and June 30, 1999, respectively, liquidation
       value is $16,998,000 at June 30, 1999 ......................................             448                283
     Series D convertible preferred stock, $.001 par value; 186,021 and 127,010 shares issued and outstanding at December 31, 1998 and June 30, 1999,
       respectively; liquidation value is $17,781,400 at June 30, 1999 ............             186                127
   Common stock; $.001 par value; 70,000,000 shares authorized,
     10,426,215 and 18,221,992 shares issued and outstanding at
     December 31, 1998 and June 30, 1999, respectively ............................          10,426             18,222
   Additional paid-in capital .....................................................     130,627,251        134,346,244
   Accumulated deficit ............................................................    (132,053,657)      (132,575,254)
   Accrued dividends payable ......................................................       5,108,790          4,208,219
   Deferred compensation ..........................................................        (734,425)        (2,051,574)
                                                                                      --------------------------------
Total stockholders' equity ........................................................       2,959,019          3,946,267
                                                                                      --------------------------------
Total liabilities and stockholders' equity ........................................   $   7,551,293      $   6,540,407
                                                                                      ================================


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------         -------------------------------
                                                              1998               1999                1998                1999
                                                          -----------         -----------         -----------         -----------
                                                           (restated)                              (restated)

Revenues:
   Collaborative research and development ........        $    17,396         $        --         $    34,792         $        --
                                                          -----------         -----------         -----------         -----------
                                                               17,396                  --              34,792                  --

Cost and expenses:
   Research and development ......................            572,011             752,991           1,385,702           1,842,957
   General and administrative ....................            749,575           1,201,615           1,745,298           2,314,027
                                                          -----------         -----------         -----------         -----------
                                                            1,321,586           1,954,606           3,131,000           4,156,984
                                                          -----------         -----------         -----------         -----------
Loss from operations .............................         (1,304,190)         (1,954,606)         (3,096,208)         (4,156,984)
Equity in net (loss) income of
  joint venture ..................................             70,847                   0             (84,897)          2,284,018
Other income (expense):
   Interest income ...............................             97,899              31,240             183,666              83,104
   Interest expense ..............................             (3,339)                  0              (6,769)               (173)
   Other expense .................................                 --                   0                  --            (149,114)
                                                          -----------         -----------         -----------         -----------
Net loss from continuing operations ..............         (1,138,783)         (1,923,366)         (3,004,208)         (1,939,149)
Income (loss) from discontinued operations .......           (376,437)                  0            (273,377)           (189,407)
Gain on sale of discontinued operations ..........                 --           1,606,956                  --           1,606,956
                                                          -----------         -----------         -----------         -----------
Net loss .........................................         (1,515,220)           (316,410)         (3,277,585)           (521,600)
Dividends accrued on preferred stock .............                 --            (400,020)                 --            (742,429)
                                                          -----------         -----------         -----------         -----------
Net loss applicable to common shares .............        $(1,515,220)        $  (716,430)        $(3,277,585)        $(1,264,029)
                                                          ===========         ===========         ===========         ===========
Net (loss) income per share
  Continuing operations ..........................        $     (0.19)        $     (0.14)        $     (0.52)        $     (0.19)
  Discontinued operations ........................              (0.07)               0.10               (0.05)               0.10
                                                          -----------         -----------         -----------         -----------
Net loss per common share ........................        $     (0.26)        $     (0.04)        $     (0.57)        $     (0.09)
                                                          ===========         ===========         ===========         ===========
Shares used in computing net
  loss per common share ..........................          5,745,250          16,392,981           5,736,193          14,657,253
                                                          ===========         ===========         ===========         ===========


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                         1998             1999
                                                                                     -----------       -----------
                                                                                      (restated)
OPERATING ACTIVITIES
Net loss .......................................................................     $(3,277,585)      $  (521,600)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ...............................................         406,114           356,325
   Equity in net loss (gain) of joint venture ..................................          84,897        (2,284,018)
   Gain on sale of discontinued operations .....................................              --        (1,606,956)
   Loss on abandonment of patents ..............................................              --           118,157
   Compensation expense related to stock options ...............................              --           285,591
   Loss on sale of fixed assets ................................................              --           149,026
Changes in operating assets and liabilities ....................................        (650,472)          (51,731)
                                                                                     -----------       -----------
Net cash used in operating activities ..........................................      (3,437,046)       (3,555,206)

INVESTING ACTIVITIES
Purchase of short-term investments .............................................              --          (501,400)
Maturities of short-term investments ...........................................       2,480,378           892,372
Purchase of property and equipment .............................................              --           (36,531)
Sale of property and equipment .................................................              --            66,087
Purchase of intangibles ........................................................              --          (100,000)
Investment in and advances to joint venture ....................................              --                --
Deposits and other .............................................................           5,150             5,069
                                                                                     -----------       -----------
Net cash provided by investing activities ......................................       2,485,528           325,597

FINANCING ACTIVITIES
Issuance of common stock upon exercise of warrants .............................              --            95,319
Proceeds from equipment conversion to lease ....................................              --            51,827
Proceeds from sale of discontinued operations ..................................              --         4,750,000
Increase in current portion capital leases .....................................         166,816                --
                                                                                     -----------       -----------
Net cash provided by financing activities ......................................         166,816         4,897,146
                                                                                     -----------       -----------
(Decrease) increase in cash and cash equivalents ...............................        (784,702)        1,667,537
Less cash at liquidated foreign subsidiary .....................................              --            (8,947)
Cash and cash equivalents at beginning of period ...............................       1,202,668         1,566,288
                                                                                     -----------       -----------
Cash and cash equivalents at end of period .....................................     $   417,966       $ 3,224,878
                                                                                     ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ..................................................................     $     7,269       $       173

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends accrued ..............................................              --           742,429
Common stock issued in payment of dividends on preferred stock .................          55,000            18,597
Note Receivable from sale of discontinued operations ...........................              --         1,200,000
Note Receivable from sale of equipment .........................................              --           200,000



                            See accompanying notes.

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

(1)        BASIS OF PRESENTATION

           The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation (the "Company"), presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain balances in 1998 have been reclassified to conform with the presentation in 1999. Research and development and general and administrative expenses were restated for the three and six months ended June 30, 1998 to reflect the reclassification of amortization and depreciation expense to research and development. Also, equity in net loss of joint venture was restated for the three and six months ended June 30, 1998. The impact for the three and six months ended June 30, 1999, was a reduction in net loss of $147,637 or $0.03 per share and $278,683 or $0.04 per share, respectively.

           The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (the "1998 Form 10-K").

           The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of the business of JBL Scientific, Inc. ("JBL"), a subsidiary of the Company which was engaged in the specialty chemicals business to Promega Corporation ("Promega"), revenues are expected to decrease. The Company's independent auditors have included an explanatory paragraph in their report to the 1998 Form 10-K with respect to the Company's ability to continue as a going concern.

(2)        DISCONTINUED OPERATIONS

           On March 19, 1999, the Company entered into an Asset Purchase Agreement ("the AGREEMENT") with Promega Corporation ("Promega"), whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $5.0 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. As part of the Agreement, $250,000 has been withheld by Promega while the closing balance sheet of JBL is finalized. The purchase price may be reduced as a result of such post-closing audit of JBL's balance sheet which would result in a dollar for dollar reduction of the purchase to the extent that the net book value of the purchased assets is less than $1,768,000. The closing of the sale of JBL was completed on May 10, 1999 with a gain on the sale of approximately $1.6 million being recognized, based upon the purchase price of JBL less its net assets and costs and expenses associated with the sale, including lease termination costs of $1.0 million, JBL losses of $147,000 and legal, accounting, tax and other miscellaneous costs of disposing JBL of approximately $653,000. As of June 30, 1999, the Company was still negotiating the final withholding amount and accordingly such gain on sale is subject to change.

           As a result of the sale of JBL's business, the Company's specialty biochemical manufacturing segment (JBL) has been presented as discontinued operations for the six months ended June 30, 1998 and through May 10, 1999. The assets and liabilities relating to the discontinued operations are included in net assets of discontinued operations in the consolidated balance sheets at December 31, 1998 and written off to gain on sale of JBL as of

May 10, 1999. The results of operations for the discontinued segment are included in discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 1998. In connection with the sale of JBL's business and pursuant to a lease termination agreement, the Company granted stock options to acquire 450,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), to the owners of the building previously leased to JBL. Those options will be accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and EITF 96-18 using the Black-Scholes method and have an approximate value of $1.0 million and has been charged against the gain on the sale of JBL. In addition, there were 246,000 options granted to the former employees of JBL upon the closing of the sale of JBL's business in connection with an ongoing service arrangement between Promega and the Company, which will be accounted for prospectively pursuant to SFAS No. 123 using the Black-Scholes guidelines. The estimated value of these options totaled $375,500 as of June 30, 1999 of which $52,300 is included in continuing operations and will be charged to research and development expense until the vesting date, which will be no later than one year from the closing date of the sale.

           Net current assets of discontinued operations consisted of the following:

                                                                   December 31, 1998    May 10, 1999
                                                                   -----------------    ------------

           Accounts receivable, net ...........................        $  832,018        $  479,608
           Inventories, net ...................................           963,611           973,098
           Property and equipment, net ........................           763,082           605,364
           Other assets .......................................           897,399           940,542
           Liabilities ........................................          (849,806)         (546,171)
                                                                       ----------        ----------
                     Total ....................................        $2,606,304        $2,452,441
                                                                       ==========        ==========

           Operating results of the discontinued segment consisted of the following:

                               Three Months       Period from                            Period from January 1,
                                  Ended        April 1, 1999 to     Six Months Ended      1999 to May 10, 1999
                              June 30, 1998       May 10, 1999       June 30, 1998

Product sales                  $ 1,056,799         $ 445,123          $ 2,658,978             $ 1,718,721
Operating expenses              (1,221,986)         (590,167)          (2,721,855)             (2,051,720)
Other income (expense)              (1,250)           (2,383)                (500)                 (3,835)
                               -----------         ---------          -----------             -----------
Income (loss)                  $  (166,437)        $(147,427)         $   (63,377)            $  (336,834)
                               ===========         =========          ===========             ===========

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

           Net loss per common share for the three and six months ended June 30, 1998 and 1999 is based on the weighted average number of shares of Common Stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive.

(4)        STOCKHOLDERS' EQUITY

           During the six months ended June 30, 1999, an aggregate of 60,747 shares of the Company's Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), were converted at the option of the holders thereof into an aggregate of 6,477,178 shares of Common Stock at a conversion price of $0.94375 per share. An aggregate of 164,300 shares of the Company's Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), were converted at the option of the holders of thereof into an aggregate of 1,217,599 shares of Common Stock at a conversion price of $8.08 per share. An aggregate of 101,000 shares of Common Stock were issued pursuant to warrant exercises.

           In 1999, the Board of Directors of the Company and certain holders of Common Stock, Series A Preferred Stock and Series D Preferred Stock approved, in accordance with Delaware law, an amendment to the Company's Restated Certificate of Incorporation to remove the "Fundamental Change" redemption right. The Company has formally amended its Restated Certificate of Incorporation after the expiration of the 20-day period provided for in Rule 14c-5 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(5)        NOTES RECEIVABLE

           The Company accepted a $1.2 million promissory note (accruing 7% annual interest rate) from Promega as part of the sale price of JBL (see Note
2). The principal of the note and accrued interest is due and payable as follows: $700,000 plus interest is due on June 30, 2000 and $500,000 plus interest is due on the later of June 30, 2000 or the Environmental Compliance Date as defined in the Agreement (See Note 2). The Company also accepted a non-interest bearing promissory note from HealthStar, Inc. for $200,000 for the sale of equipment to be paid in 10 equal monthly installments.

(6)        GENTA JAGO

           On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago Technologies B.V. ("Genta Jago"), the joint venture between the Company and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999.

(7)        LEGAL PROCEEDINGS

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

           JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The Company received an estimated volume calculation from the EPA, and a response, which was due on June 9, 1999, has been extended to September 23, 1999. While the terms of a settlement have not been finalized, they should contain standard contribution protection and release language. The Company has accrued $75,000 during 1998. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to June 30, 1999, the Company has incurred a cumulative net loss of approximately $132.8 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues from product sales will be discontinued.

           The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development and receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

RESULTS OF OPERATIONS

           The following discussion of results of operations relates to the Company's continuing business and accordingly exclude the operations of the Company's discontinued segment JBL Scientific.

           Operating revenues totaled $17,396 for the three months ended June 30, 1998 and decreased to $0 for the same period in 1999, and $34,792 for the six months ended June 30, 1998 and $0 for the same period in 1999. The changes in operating revenue have largely reflected the Company's lessened involvement in Genta Jago development activities. The expenses relating to these revenues are recognized as costs and expenses in the same period such that the net effect on the Company's consolidated financial statements is zero. The Company has focused its resources on development of its lead Anticode(TM) oligonucleotide, G3139.

           On March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega, whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for cash, a promissory note and certain pharmaceutical development services in support of Company's development activities. See Note 2 to the Company's consolidated financial statements. The sale of the assets of JBL was completed on May 10, 1999, and will result in a significant decrease in ongoing revenues, as all of the Company's product sales have been attributable to JBL.

           Costs and expenses totaled approximately $1.3 million in the three months ended June 30, 1998, and increased to approximately $2.0 million for the same period in 1999, and $3.1 million for the six months ended

June 30, 1998 compared with $4.2 million for the same period in 1999. Primarily, the overall increase reflects greater activity in clinical trials along with an increase in general and administrative for legal, accounting and consulting expenses.

           Research and development expenses totaled approximately $0.6 million in the three months ended June 30, 1998, and increased to approximately $0.8 million for the same period in 1999, and $1.4 million for the six months ended June 30, 1998 compared with $1.8 million for the same period in 1999. The increase in research and development expenses is primarily attributable to the cost particularly the drug supplies associated with more clinical trials and patients being treated and higher doses. During the six months ended June 30, 1999, $1,129,000 was recorded for clinical trials and for related drug supplies.

           It is anticipated that research and development expenses may increase in the future, assuming the Company obtains sufficient financing, as the development program for G3139 expands and more patients are treated in clinical trials at higher doses, through longer or more treatment cycles, or both. Furthermore, the Company is pursuing other opportunities for new product development candidates which pursuits, if successful, will require additional research and development expenses. There can be no assurance, however, that the trials will proceed in this manner or that the Company will initiate new development programs.

           General and administrative expenses were approximately $0.7 million for the three months ended June 30, 1998, and increased to $1.2 million for the same period in 1999, and $1.7 million for the six months ended June 30, 1998 compared with $2.3 million for the same period in 1999. The increase reflects higher legal and accounting costs associated with the Company's filings with the Securities and Exchange Commission (the "SEC"), the costs associated with the relocation of its headquarters from California to Massachusetts and consulting expense as a result of amortization of deferred compensation related to SFAS No. 123 recording of stock options.

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

           For the six months ended June 30, 1999, other expenses include a loss on the sale of fixed assets as a result of the headquarter relocation.

           The Company's net loss from continuing operations before accrued dividends totaled approximately $1.1 million, or $0.19 per share of Common Stock, for the three months ended June 30, 1998 compared to a net loss from continuing operations of approximately $1.9 million, or $0.14 per share of Common Stock, for the same period in 1999. For the six months ended June 30, 1998, the company's net loss from continuing operations before accrued dividends totaled $3.0 million, or $0.52 per share compared with a net loss of $1.9 million, or $0.13 per share for the same period in 1999. During the six months ended June 30, 1999, as a result of accrued dividends on the Company's preferred stock of approximately $0.4 million, a loss from discontinued operations of approximately $0.19 million and gain on the sale of discontinued operations of $1.6 million, the Company's net loss per common share was $0.09. The Company's net loss for the six months ended June 30, 1999 was lower than those reported for the comparable period of 1998 primarily as a result of recording non-recurring income of approximately $2.3 million relating to its equity interest in the net loss of the joint venture and recording a gain on the sale of its discontinued operations of $1.6 million.

           Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, any products that may be marketed in the future would have significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competing products currently in the marketplace, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products, from governmental and third-party payers. On May 20, 1998, Genta Jago received notice from Apothecon that they had terminated the agreement for the development of ketoprofen. Apothecon stated that their decision to terminate was based on the facts that a competing generic is already being successfully marketed, other competitors already have Abbreviated New Drug Applications (ANDAs ) pending for their own generic formulations and they consider the GEOMATRIX(R) capsule size competitively disadvantageous. These factors may adversely affect Genta Jago even if it is successful in developing products that obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is seeking to direct its resources away from the joint venture to its Anticode(TM) drug development, specifically G3139, for the immediate future. On July 27, 1998, SkyePharma PLC, the parent company to SkyePharma, announced that an ANDA for naproxen sodium filed by Brightstone Pharma, its U.S. sales and marketing subsidiary, had been accepted for filing by the FDA. Brightstone has a license from Genta Jago to market this product.

           Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates for each period.

LIQUIDITY AND CAPITAL RESOURCES

           Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $124.5 million through June 30, 1999. At June 30, 1999, the Company had cash, cash equivalents and short-term investments totaling approximately $3.7 million compared to approximately $2.5 million at December 31, 1998.

           As discussed in Note 2 to the Company's condensed consolidated financial statements, the Company entered into an Asset Purchase Agreement with Promega on March 19, 1999. Under the agreement, a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $5.0 million in cash, including $250,000 being withheld by Promega while the closing balance sheet of JBL is finalized, a promissory note for $1.2 million at a 7% annual interest rate maturing on the later of June 30, 2000 or the Environmental Compliance Date., and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999. As of June 30, 1999, the Company was still negotiating the final withholding amount and accordingly the cash portion of the purchase price is subject to change.

           The Company will require substantial additional funds before it can expect to realize significant product revenue. The Company projects that, at its current rate of spending and for its current activities, funds from the consummation of the JBL sale and its existing cash funds will enable the Company to maintain its present operations into the first quarter of 2000. To the extent that the Company is successful in accelerating its development of G3139, expanding its development portfolio or acquiring or adding new development candidates, the current cash resources will be consumed at a greater rate. This will cause the rate of cash utilization to increase. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "Certain Trends and Uncertainties--Claims of the Company's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financings, will be required in order for the Company to continue its planned principal operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

           If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

           In the six months ended June 30, 1999, the holders of an aggregate of 60,747 shares of Series D Preferred Stock converted those shares into an aggregate of 6,477,178 shares of Common Stock, and the holders of an aggregate of 164,300 shares of Series A Preferred Stock converted those shares into an aggregate of 1,217,599 shares of Common Stock.

IMPACT OF YEAR 2000

           The Company has completed its assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has implemented a plan and acquired and installed new computer hardware and upgraded software in its facilities. The total year 2000 project cost is not expected to be material and is expected to be completed not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with the modifications to existing software and conversions to new software the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse effect on the operations of the Company.

           In addition, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to the failure of those third-party suppliers to remediate their own year 2000 issues. If through such communication or otherwise the Company becomes aware of any such failure and is not satisfied that such failure is being adequately addressed, it will take appropriate steps to find alternative suppliers. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems.

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

Need for Additional Funds; Risk of Insolvency

           The Company's operations to date have consumed substantial amounts of cash. The Company's independent auditors have included an explanatory paragraph in their report to the 1998 Form 10-K with respect to the Company's ability to continue as a going concern. See "Liquidity and Capital Resources." The Company will need to raise substantial additional funds to continue its operations and conduct the costly and time-consuming research, preclinical development and clinical trials necessary to bring its products to market and to establish production and marketing capabilities. The Company intends to seek additional funding through public or private financings, including equity financings, and through collaborative arrangements or the sale of key assets. Adequate funds for these purposes, whether obtained through financial markets, collaborative agreements, other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. The Company's future cash requirements will be affected by results of research and development, results of preclinical studies and bioequivalence and clinical trials, relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA and foreign regulatory processes, and other factors.

Loss History; Uncertainty of Future Profitability.

           The Company has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to June 30, 1999, the Company has incurred a cumulative net loss of approximately $132.8 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues are expected to decrease. See "Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

Subordination of Common Stock to Series A Preferred Stock and Series D Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

           In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $17.0 million preference of the 283,300 outstanding shares of Series A Preferred Stock and the approximately $17.8 million preference of the 127,010 outstanding shares of Series D Preferred Stock (not including an additional 40,395 shares of Series D Preferred Stock that are issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series A Preferred Stock and Series D Preferred Stock have been paid or funds have been set aside for such preferred dividends by the Company.

           The conversion rate of the Series A Preferred Stock is subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $67.50 per share or less. As of June 30, 1999, each share of Series A Preferred Stock is convertible into approximately 7.430 shares of Common Stock at a conversion price of $8.08 per share. Each share of Series D Preferred Stock is presently convertible into approximately 106 shares of Common Stock at a conversion price of $0.94375 per share of Common Stock, and the exercise price of the Class D Warrants is presently $0.94375 per share. The conversion rate of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at prices per share below certain levels. There are 1,514,800 Class D Warrants outstanding and another 201,975 Class D Warrants issuable upon the exercise of certain warrants. In addition, the Company has outstanding Bridge Warrants to purchase an aggregate of 6,357,616 shares of Common Stock at an exercise price of $0.471875 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share, LBC Warrants to purchase an aggregate of 700,000 shares of Common Stock at an exercise price of $0.52 per share, warrants to purchase an aggregate of 95,768 shares of Common Stock at various exercise prices between approximately $13 and $21 per share, 127,828 outstanding employee stock options under the Company's Amended and Restated 1991 Stock Plan at various exercise prices between $2.50 and $26.25 per share, and 6,476,763 outstanding employee stock options under the Company's 1998 Stock Incentive Plan and Non-Employee Directors' 1998 Stock Option Plan at various exercise prices between $0.88 and $3.25 per share. The Note and Warrant Purchase Agreement dated as of January 28, 1997 between the Company and The Aries Trust, and the Aries Fund, LP (collectively the "Aries Funds"), provides that a number of additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds shall be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement (which closed on June 30, 1997) that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Note and Warrant Purchase Agreement is not filed with the SEC and for each day beyond 210 days after the closing date of the investment contemplated by the Note and Warrant Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997, but such shelf registration statement has not been declared effective by the SEC. As a result, the Company could be obligated to issue Penalty Warrants to the Aries Funds. The Aries Funds have not, to date, requested that the Company issue such Penalty Warrants. The Company and the Aries Funds are currently conducting negotiations to determine whether, and to what extent, Penalty Warrants will be issued.

Claims of the Company's Default Under Various Agreements.

           On May 15, 1997, Johns Hopkins University ("Johns Hopkins") sent the Company a letter stating that the license agreement entered into between the Company and Johns Hopkins in May 1990 (the "Johns Hopkins Agreement") was terminated. On November 26, 1997, Drs. Paul O. P. Ts'o and Paul Miller (the "Ts'o/Miller Partnership") sent the Company a letter claiming that the Company was in material breach of the February 1989 license agreement between the Company and the Ts'o/Miller Partnership (the "Ts'o/Miller Agreement") for failing to pay royalties from 1995 through 1997. By letter dated April 28, 1998, the Ts'o/Miller Partnership advised the Company that it was terminating the license granted pursuant to the Ts'o/Miller Agreement. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleges in the Complaint that the Company has breached the Johns Hopkins Agreement and owes it licensing royalty fees and related expenses in the amount of $308,832. Johns Hopkins also alleges the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. On August 10, 1998, the Company's statutory process agent received a Summons and Complaint in a related lawsuit brought by the Ts'o/Miller Partnership and others against the Company in the same court (Case No. 98182113). The Ts'o/Miller Partnership claims that it is owed licensing royalty fees in the amount of $287,671. The Company is currently in settlement negotiations. See "Legal Proceedings."

            The French government agency ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for 4,187,423 FF (as of August 9, 1999, approximately $682,244) and is required to pay this amount immediately. The Company is working with ANVAR to achieve a mutually satisfactory resolution; however, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

Early Stage of Development; Technological Uncertainty.

            The Company is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, most of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While the Company has demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro and the activity of antisense technology in animals and has identified compounds that the Company believes are worthy of additional testing, only one of these potential Anticode(TM) oligonucleotide products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of oligonucleotide technology will result in products that will receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in preclinical studies or early clinical investigations or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in pivotal human clinical or bioequivalence trials. There can be no assurance that any of the Company's or Genta Jago's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that any of the Company's or Genta Jago's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from the Company's or Genta Jago's research and development programs are not expected to be commercially available for a number of years. Certain competitive products have already been filed with and/or approved by the FDA. See "Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

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

No Assurance of Regulatory Approval; Government Regulation.

           The FDA and comparable agencies in foreign countries impose substantial premarket approval requirements on the introduction of pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements, which includes demonstrating to the satisfaction of the FDA and foreign regulatory agencies that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. There can be no assurance that such testing will show any product to be safe or efficacious or, in the case of certain of Genta Jago's products, to be bioequivalent to a currently marketed pharmaceutical. Government regulation also affects the manufacture and marketing of pharmaceutical products. The effect of government regulation may be to delay marketing of any new products for a considerable or indefinite period of time, to impose costly procedures upon the Company's or Genta Jago's activities and to diminish any competitive advantage that the Company or Genta Jago may have attained. It may take years before marketing approvals are obtained for the Company's or Genta Jago's products, if at all. There can be no assurance that FDA or other regulatory approval for any products developed by the Company or Genta Jago will be granted on a timely basis, if at all, or, if granted, that such approval will cover all the clinical indications for which the Company or Genta Jago is seeking approval or will not sustain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Further, with respect to the reformulated versions of currently available pharmaceuticals being developed through Genta Jago, there is a substantial risk that the manufacturers or marketers of such currently available pharmaceuticals will seek to delay or block regulatory approval of any reformulated versions of such pharmaceuticals through litigation or other means. Any significant delay in obtaining, or failure to obtain, such approvals could materially adversely affect the Company's or Genta Jago's revenue. Moreover, additional government regulation from future legislation or administrative action may be established which could prevent or delay regulatory approval of the Company's or Genta Jago's products or further regulate the prices at which the Company's or Genta Jago's proposed products may be sold.

           The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and PCEs in the soil and groundwater at this site. Six soil borings were drilled and groundwater wells were installed at several locations around the site. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that the costs associated with further investigation or remediation will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with Governmental Regulations; however, there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future. See Note 7 to the Company's consolidated financial statements.

           JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. On this basis the Company accrued $75,000 in 1998. The Company received an estimated volume calculation from the EPA and a response, which was due on June 9, 1999, has been extended to September 23, 1999. While the terms of the settlement have not been finalized, they should contain standard contribution release and protection language. The Company has agreed to indemnify Promega in respect of this matter. See Note 7 to the Company's consolidated financial statements.

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

Uncertainty of Clinical Trials and Results.

           The results of clinical trials and preclinical testing are subject to varying interpretations. Even if the development of the Company's or Genta Jago's respective products advances to the clinical stage, there can be no assurance that such products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company or Genta Jago may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's or Genta Jago's respective financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's or Genta Jago's respective businesses, financial conditions, prospects and results of operations. No assurance can be given that the Company or Genta Jago will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors. See "Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

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

Uncertainty of Product Pricing, Reimbursement and Related Matters.

           The Company's and Genta Jago's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposal or reform could adversely affect the commercial viability of the Company's and Genta Jago's potential products. In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services, and therefore significant uncertainty exists as to the reimbursement of existing and newly approved healthcare products. If the Company or Genta Jago succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or Genta Jago to sell its products on a competitive basis. Finally, given the above potential market constraints on pricing, the availability of competitive products in these markets may further limit the Company's and Genta Jago's flexibility in pricing and in obtaining adequate reimbursement for its potential products. See "Certain Trends and Uncertainties--Potential Adverse Effect of Technological Change and Competition."

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

Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

           The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of preclinical studies and clinical trials by the Company, Genta Jago or their competitors, other evidence of the safety or efficacy of products of the Company, Genta Jago or their competitors, announcements of technological innovations or new therapeutic products by the Company, Genta Jago or their competitors, governmental regulation, developments in patent or other proprietary rights of the Company, Genta Jago or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. As of August 9, 1999, the Company had 18,719,391 shares of Common Stock outstanding. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

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

      JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the de minimis PRPs will be required to pay as little as $75,000 and as much as $750,000 to settle their potential liability, depending upon the volume of wastes attributed to them. The Company received an estimated volume calculation from the EPA, and a response, which was due on June 9, 1999 has been extended to September 23, 1999. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has accrued $75,000 during 1998. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on July 13, 1999.

           (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors' nominees for directors listed in the definitive proxy statement of the Company dated as of June 15, 1999.

           (c) Briefly described below is each matter voted upon at the Annual Meeting.

           (i) Election of ten directors. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted and withheld for the election of each director was as follows:

                     DIRECTORS                   VOTES FOR      WITHHELD
                     ---------                  ----------      --------

             Glenn L. Cooper, M.D.              22,980,612       29,420
             Donald G. Drapkin                  22,977,942       32,090
             Kenneth G. Kasses, Ph.D.           22,979,802       30,230
             Lawrence J. Kessel, M.D.           22,980,112       29,920
             Robert E. Klem, Ph.D.              22,979,542       30,490
             Peter Salomon, M.D.                22,979,812       30,220
             BobbyW.Sandage,Jr., Ph.D.          22,980,452       29,580
             Andrew J. Stein                    22,967,497       42,535
             Harlan J. Wakoff                   22,979,692       30,340
             Michael S. Weiss                   22,979,162       30,870

         (i) Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors, the result of the voting was as follows:

             For:                               22,981,774
             Against:                               15,341
             Abstain                                12,917

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits.

Exhibit
 Number      Description of Document
-------      -----------------------

27           Financial Data Schedule

    (b)      Reports on Form 8-K.

    A Current Report on Form 8-K was filed by the Company on April 21, 1999 to put on file a press release dated April 19, 1999 relating the results of preclinical studies with the Company's lead product in development, G3139.

    A Current Report on Form 8-K was filed by the Company on April 21, 1999 to put on file a press release dated April 21, 1999 relating the Cooperative Research and Development (CRADA) with the National Cancer Institute for the development of the Company's G3139 compound as an anticancer agent.

    A Current Report on Form 8-K was filed by the Company on April 28, 1999 to put on file a press release dated April 27, 1999 reporting its operating results for the fourth quarter and year ended December 31, 1998. An amended Current Report on Form 8-K/A was filed by the Company on April 29, 1999 to submit the correct press release.

    A Current Report on Form 8-K was filed by the Company on May 3, 1999 to put on file a press release dated May 3, 1999 announcing a new Phase I/IIa study of its lead development compound G3139.

    A Current Report on Form 8-K was filed by the Company on May 11, 1999 to put on file a press release dated May 10, 1999 regarding its completion of the sale of the assets of JBL Scientific, Inc. to Promega Corporation.

    A Current Report on Form 8-K was filed by the Company on May 18, 1999 to put on file a press release dated May 18, 1999 announcing the results of clinical studies with its lead cancer drug in development, G3139.

    A Current Report on Form 8-K was filed by the Company on May 21, 1999 to put on file a press release dated May 20, 1999 reporting its operating results for the first quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GENTA INCORPORATED
                               (Registrant)




                               By: /s/ Kenneth G. Kasses, Ph.D.
                                   --------------------------------------------
                               Name: Kenneth G. Kasses, Ph.D.
                               Title: Chairman of the Board of Directors,
                                      President and Principal Executive Officer




                               By: /s/ Gerald M. Schimmoeller
                                   --------------------------------------------
                               Name: Gerald M. Schimmoeller
                               Title: Vice President, Chief Financial Officer
                                      and Principal Accounting Officer



Date: August 13, 1999