Form 10-Q
period 1999-09-30
GENTA INCORPORATED /DE/
filed 1999-11-15
CIK 880643

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

                For the quarterly period ended September 30, 1999

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

              As of November 5, 1999, the registrant had 21,005,394 shares of common stock outstanding.

================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at December
             31, 1998 and September 30, 1999                                  3
           Condensed Consolidated Statements of Operations
             for the Three and Nine Months Ended September
             30, 1998 and 1999                                                4

           Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1998
             and 1999                                                         5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 6.  Exhibits and Reports on Form 8-K                                    25



SIGNATURES                                                                   26

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       DECEMBER 31,       SEPTEMBER 30,
                                                       ------------       ------------
                                       ASSETS              1998               1999
                                                       ------------       ------------
Current assets:
   Cash and cash equivalents.......................... $  1,566,288       $  1,489,173
   Short term investments.............................      892,372                 --
   Notes receivable...................................           --          1,372,739
   Prepaid expenses...................................      405,700            475,000
   Property held for sale.............................      290,000                 --
   Other current assets...............................      176,700             31,554
   Net current assets of discontinued operations .....    2,606,304                 --
                                                       ------------       ------------
Total current assets..................................    5,937,364          3,368,466
                                                       ------------       ------------
Property and equipment, net...........................      148,245             32,910
Intangibles, net .....................................    1,460,383            660,907
Deposits and other assets.............................        5,301                 --
                                                       ------------       ------------
Total assets ......................................... $  7,551,293       $  4,062,283
                                                       ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................. $    432,116       $    199,333
   Payable to research institutions ..................      635,661            115,000
   Accrued compensation ..............................       84,888             70,087
   Other accrued expenses ............................      580,779            522,886
   Net liabilities of liquidated foreign subsidiary ..      574,812            574,812
                                                       ------------       ------------
Total current liabilities ............................    2,308,256          1,482,118
                                                       ------------       ------------

Deficit in joint venture .............................    2,284,018                 --
Commitments ..........................................
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized,
     convertible preferred shares outstanding:
   Series A convertible preferred stock, $.001 par
       value; 447,600 and 278,300 shares issued and
       outstanding at December 31, 1998 and September
       30, 1999, respectively, liquidation value is
       $13,915,000 at September 30, 1999 .............          448                279
   Series D convertible preferred stock, $.001 par
       value; 186,021 and 121,717 shares issued and
       outstanding at December 31, 1998 and
       September 30, 1999, respectively; liquidation
       value is $17,040,380 at September 30, 1999 ....          186                121
   Common stock; $.001 par value; 70,000,000 shares
     authorized, 10,426,215 and 20,957,799 shares
     issued and outstanding at December 31, 1998
     and September 30, 1999, respectively ............       10,426             20,957
   Additional paid-in capital ........................  130,627,251        137,987,846
   Accumulated deficit................................ (132,053,657)      (134,873,711)
   Accrued dividends payable .........................    5,108,790          1,148,392
   Deferred compensation .............................     (734,425)        (1,703,719)
                                                       ------------       ------------
Total stockholders' equity ...........................    2,959,019          2,580,165
                                                       ------------       ------------
Total liabilities and stockholders' equity ........... $  7,551,293       $  4,062,283
                                                       ============       ============

                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------         --------------------------------
                                                             1998                 1999                1998                 1999
                                                          -----------          -----------         -----------          -----------
                                                           (restated)                                  (restated)
Revenues:
Collaborative research and development ...........        $    17,396          $        --         $    52,188          $        --

                                                          -----------          -----------         -----------          -----------
                                                               17,396                   --              52,188                   --

Operating expenses:
Research and development .........................            321,058              924,327           1,706,760            2,767,284
General and administrative .......................            829,245            1,079,947           2,574,543            3,393,974
                                                          -----------          -----------         -----------          -----------
                                                            1,150,303            2,004,274           4,281,303            6,161,258
                                                          -----------          -----------         -----------          -----------
Loss from operations .............................         (1,132,907)          (2,004,274)         (4,229,115)          (6,161,258)
Equity in net (loss) income of
  joint venture ..................................            (29,306)                  --            (114,203)           2,284,018
Other income (expense):
  Interest income ................................             91,452               55,098             275,118              138,202
  Interest expense ...............................             (3,385)                  --             (10,154)                (173)
  Other income (expense) .........................                 --                   85                  --             (149,029)
                                                          -----------          -----------         -----------          -----------
Net loss from continuing operations ..............         (1,074,146)          (1,949,091)         (4,078,354)          (3,888,240)
Income (loss) from discontinued operations .......             50,689                   --            (222,688)            (189,407)
Gain on sale of discontinued operations ..........                 --                   --                  --            1,606,956
                                                          -----------          -----------         -----------          -----------
Net loss .........................................         (1,023,457)          (1,949,091)         (4,301,042)          (2,470,691)
Dividends accrued on preferred stock .............                 --             (657,260)                 --           (1,399,689)
                                                          -----------          -----------         -----------          -----------
Net loss applicable to common shares .............        $(1,023,457)         $(2,606,351)        $(4,301,042)         $(3,870,380)
                                                          ===========          ===========         ===========          ===========
Net (loss) income per share
  Continuing operations ..........................        $     (0.15)         $     (0.13)        $     (0.65)         $     (0.33)
  Discontinued operations ........................               0.01                   --               (0.04)                0.09
                                                          -----------          -----------         -----------          -----------
Net loss per common share ........................        $     (0.14)         $     (0.13)        $     (0.69)         $     (0.24)
                                                          ===========          ===========         ===========          ===========
Shares used in computing net
  loss per common share ..........................          7,128,658           19,318,756           6,239,148           16,228,162
                                                          ===========          ===========         ===========          ===========


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED SEPTEMBER  30,
                                                                                    --------------------------------
                                                                                        1998               1999
                                                                                     -----------        -----------
                                                                                      (restated)

Operating activities
Net loss .........................................................................   $(4,301,042)       $(2,470,691)
Items reflected in net loss not requiring cash:
 Depreciation and amortization ....................................................      778,745            444,198
 Equity in net loss (gain) of joint venture .......................................      114,203         (2,284,018)
 Gain on sale of discontinued operations ..........................................          --          (1,606,956)
 Loss on abandonment of patents ...................................................          --             513,169
 Compensation expense related to stock options ....................................          --             709,060
 Loss on sale of fixed assets .....................................................          --             149,026
Changes in operating assets and liabilities ......................................    (1,507,124)        (1,264,733)
                                                                                     -----------        -----------
Net cash used in operating activities ............................................    (4,915,218)        (5,810,945)

INVESTING ACTIVITIES
Purchase of short-term investments ...............................................          --             (501,400)
Maturities of short-term investments .............................................     3,776,403          1,393,772
Purchase of property and equipment ...............................................          --              (36,862)
Sale of property and equipment ...................................................          --              126,087
Purchase of intangibles ..........................................................          --             (100,000)
Acquisition of Androgenics .......................................................          --             (131,967)
Deposits and other ...............................................................        11,650              5,069
                                                                                     -----------        -----------
Net cash provided by investing activities ........................................     3,788,053            754,699

FINANCING ACTIVITIES
Issuance of common stock upon exercise of warrants ...............................          --              136,883
Proceeds from equipment conversion to lease ......................................          --               51,827
Proceeds from sale of discontinued operations ....................................          --            4,799,368
Increase in current portion capital leases .......................................       213,312               --
                                                                                     -----------        -----------
Net cash provided by financing activities ........................................       213,312          4,988,078
                                                                                     -----------        -----------
(Decrease) increase in cash and cash equivalents .................................      (913,853)           (68,168)
Less cash at liquidated foreign subsidiary .......................................          --               (8,947)
Cash and cash equivalents at beginning of period .................................     1,202,668          1,566,288
                                                                                     -----------        -----------
Cash and cash equivalents at end of period .......................................   $   288,815        $ 1,489,173
                                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ....................................................................   $     7,269        $       173
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Preferred stock dividends accrued ................................................          --            1,399,689
Common stock issued in payment of dividends on preferred stock ...................        55,000             38,147
Note Receivable from sale of discontinued operations .............................          --            1,200,000
Note Receivable from sale of equipment ...........................................          --              140,000
John Hopkins University settlement ...............................................                          200,000
Warrants issued related to Androgenics acquisition ...............................                          217,395

                            See accompanying notes.

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation (the "Company"), presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for a complete set of financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain balances in 1998 have been reclassified to conform with the presentation in 1999. Research and development and general and administrative expenses were restated for the three and nine months ended September 30, 1998 to reflect the reclassification of amortization and depreciation expenses to research and development. Research and development expenses were restated for the three and nine months ended September 30, 1998 to reflect intercompany charges. Also, equity in net loss of joint venture was restated for the three and nine months ended September 30, 1998. The weighted average shares were restated due to improper weighting of shares issued in the previously filed 10Q for the three and the nine months ended September 30, 1998. The impact for the three and nine months ended September 30, 1998, was a reduction in net loss of $152,484 or $0.02 per share and $431,167 or $0.07 per share, respectively.

         The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (the "1998 Form 10-K").

         The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of the business of JBL Scientific, Inc. ("JBL"), a subsidiary of the Company which was engaged in the specialty chemicals business, to Promega Corporation ("Promega") in May 1999, revenues from product sales have discontinued. The Company's independent auditors have included an explanatory paragraph in their report to the 1998 Form 10-K with respect to the Company's ability to continue as a going concern.

(2)      DISCONTINUED OPERATIONS

         On March 19, 1999, the Company entered into an Asset Purchase Agreement (the "JBL Agreement") with Promega, whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999 with a gain on the sale of approximately $1.6 million being recognized, based upon the purchase price of JBL less its net assets and costs and expenses associated with the sale, including lease termination costs of $1.1 million, JBL losses of $147,000, and legal, accounting, tax and other miscellaneous costs of disposing JBL of approximately $653,000.

         As a result of the sale of JBL's business, the Company's specialty biochemical manufacturing segment (JBL) has been presented as discontinued operations for the nine months ended September 30, 1998 and through May 10, 1999. The assets and liabilities relating to the discontinued operations are included in net assets of discontinued operations in the consolidated balance sheet at December 31, 1998 and have been charged to gain on sale of JBL as of May 10, 1999. The results of operations for the discontinued segment are included in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 1998. In connection with the sale of JBL's business and pursuant to a lease termination agreement, the Company granted stock options to acquire 450,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), to the owners of the building previously leased to JBL, who were also employees of JBL and one of whom is a Director of the Company. Those options have been accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and EITF 96-18 using the Black-Scholes method and have an approximate value of $1.0 million and have been charged against the gain on the sale of JBL. In addition, there were 246,000 options granted to the former employees of JBL upon the closing of the sale of JBL's business in connection with an ongoing service arrangement between Promega and the Company, which will be accounted for prospectively pursuant to SFAS No. 123 using the Black-Scholes guidelines. These options were granted at $2.03 per share with a one year vesting period and will expire two years after the date of grant. The estimated value of these options totaled $283,500 as of September 30, 1999 of which $67,000 and $119,300 is included in continuing operations for the three and nine months ended September 30, 1999, respectively, and is based on services provided and have been charged to research and development expense. The Company will continue to estimate and expense the value of these options over the vesting period, which will be no later than one year from the closing date of the sale.

         Net current assets of discontinued operations consisted of the following:


                                       December 31, 1998    May 10, 1999
                                       -----------------    ------------
Accounts receivable, net .............        $  832,018      $  479,608
Inventories, net .....................           963,611         973,098
Property and equipment, net ..........           763,082         605,364
Other assets .........................           897,399         940,542
Liabilities ..........................          (849,806)       (546,171)
                                              ----------      ----------
Total ................................        $2,606,304      $2,452,441
                                              ==========      ==========

         Operating results of the discontinued segment consisted of the following:



                  Three Months Ended  Nine Months Ended   Period from January 1,
                  September 30, 1998  September 30, 1998  1999 to May 10, 1999
                  ------------------  ------------------  --------------------

Product sales .........   $1,482,772          $4,141,750            $1,718,721
Operating expenses ....   (1,431,987)         (4,363,842)          (2,051,720)
Other expense .........          (96)               (596)              (3,835)
                          ----------          ----------           ----------
Income (loss)..........   $   50,689          $ (222,688)          $ (336,834)
                          ==========          ==========           ==========

(3)      NET LOSS PER COMMON SHARE

         Under SFAS No. 128, "Earnings per Share," the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share include the weighted average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

         Net loss per common share for the three and nine months ended September 30, 1998 and 1999 is based on the weighted average number of shares of Common Stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive.

(4)      STOCKHOLDERS' EQUITY

         During the nine months ended September 30, 1999, an aggregate of 66,040 shares of the Company's Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), were converted at the option of the holders thereof into an aggregate of 7,038,026 shares of Common Stock at a conversion price of $0.94375 per share. An aggregate of 169,300 shares of the Company's Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), were converted at the option of the holders thereof into an aggregate of 1,248,578 shares of Common Stock at a conversion price of $8.08 per share. An aggregate of 121,000 and 24,000 shares of Common Stock were issued pursuant to the exercise of warrants and options, respectively. During the third quarter 1999, the Company issued 1,085,420 and 924,519 shares of Common Stock to Series A and D Preferred Stockholders, respectively in payment of accrued dividends. The Series A and D dividends were distributed at $2.61 and $.94375 per share respectively.

         In 1999, the Board of Directors of the Company and certain holders of Common Stock, Series A and D Preferred Stock approved, in accordance with Delaware law, an amendment to the Company's Restated Certificate of Incorporation to remove the "Fundamental Change" redemption right. The Company has formally amended its Restated Certificate of Incorporation after the expiration of the 20-day period provided for in Rule 14c-5 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         Also in August 1999, the Company settled lawsuits with Johns Hopkins University ("Johns Hopkins") and Drs. Paul Ts'o and Paul Miller ("Ts'o/Miller Partnership"). As part of the settlement of claims in excess of $635,000 against the Company, the Company will pay $180,000 in cash over a six-month period and issue 90,000 shares of Common Stock to Johns Hopkins, acting on its behalf and on behalf of Ts'o/Miller Partnership, sufficient to provide a value of $200,000. The stock is expected to be sold by a broker under an agreement between the Company and Johns Hopkins over a six-month period, with the proceeds from such sales to be delivered to Johns Hopkins. The reduction in total estimated costs accrued of $210,000 was credited to general and administrative expenses.

(5)      NOTES RECEIVABLE

         The Company accepted a $1.2 million promissory note (accruing 7% annual interest rate) from Promega as part of the sale price of JBL (see Note 2). The principal of the note and accrued interest is due and payable as follows:
$700,000 plus interest is due on June 30, 2000 and $500,000 plus interest is due on the later of June 30, 2000 or the Environmental Compliance Date as defined in the JBL Agreement (see Note 2). Accrued interest on September 30, 1999 was $32,700.

         The Company also accepted a non-interest bearing promissory note in May 1999 from HealthStar, Inc. in the amount of $200,000 for the sale of equipment to be paid in 10 equal monthly installments with an aggregate principal balance due of $140,000 on September 30, 1999.

(6)      GENTA JAGO

         On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago Technologies B.V. ("Genta Jago"), the joint venture between the Company and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting from certain products of the joint venture to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999.

(7)      ANDROGENICS

         In August 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), a wholly owned entity of the Company's majority stockholder. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of Common Stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization. The acquisition was accounted for as a transfer between companies under common control. The cash and warrants were issued in exchange for 100% of the shares of Androgenics and licensed technology and the assumption of a research and development agreement with the University of Maryland, Baltimore. The 1,000,000 warrants were accounted for as a deemed distribution based on their fair value of $217,400. As a result of the acquisition, the assets and liabilities of Androgenics required to be reflected at their historical cost basis in the Company's condensed consolidated financial statements as of September 30, 1999 and the results of operations of Androgenics as if the acquisition took place at the beginning of the year. However, assets, liabilities and operations are considered to be immaterial.

(8)      LEGAL PROCEEDINGS

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted show that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company accrued $65,000 in 1999 to pay for any potential liability. The
Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the Company will be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the first quarter of 2000. While the terms of a settlement have not been finalized, they should contain standard contribution protection and release language. The settlement deadline has been extended to December 6, 1999. The Company accrued $75,000 in 1998 to pay for any potential liability. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of October 28, 1999, approximately $870,300) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of October 28, 1999, approximately $674,900) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's agent in Europe, Ernst & Young LLP, has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,412.64 (as of October 28, 1999, approximately $106,900) and early termination payment of FF1,852,429 (as of October 28, 1999, approximately $298,600). A court hearing has been scheduled for December 7, 1999. The company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On September 30, 1999, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

(9)  OTHER DEVELOPMENTS

         The Company has amended its Rights Agreement to accelerate the agreement's final expiration date to May 15, 1999.

         The Company has entered into an agreement with a placement agent, which contemplates the raising of additional capital through the issuance of Common Stock and warrants to purchase Common Stock (the "Offering"). The securities to be sold in the offering will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. There can be no assurance that such Offering will be completed.

         In November 1999, the Company issued warrants to acquire 550,000 shares of Common Stock in full satisfaction of its obligation to file and have declared effective a shelf registration statement pursuant to the Note and Warrant Purchase Agreement dated as of January 28, 1997, among the Company and the Aries Funds.

         On Form 8-K filed November 12, 1999, the Company reported that it has elected a new CEO and a new Chairman of the Board. The current Chairman and CEO will continue as a member of the Board and will be compensated approximately $300,000, to be paid in installments over the next 12 months. This cost will be recognized in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to September 30, 1999, the Company has incurred a cumulative net loss of approximately $134.9 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues from product sales have discontinued.

         The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development and receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the "Certain Trends and Uncertainties" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

RESULTS OF OPERATIONS

         The following discussion of results of operations relates to the Company's continuing business and accordingly excludes the operations of the Company's discontinued segment JBL Scientific.

         Operating revenues totaled $17,396 for the three months ended September 30, 1998, and decreased to $0 for the same period in 1999, and $52,188 for the nine months ended September 30, 1998 and $0 for the same period in 1999. The changes in operating revenue are the result of the Company's lessened involvement in Genta Jago development activities. The expenses relating to these revenues were recognized as operating expenses in the same period such that the net effect on the Company's condensed consolidated financial statements is zero. The Company has focused its resources on development of its lead AnticodeTM oligonucleotide, G3139.

         On March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega, whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for cash, a promissory note and certain pharmaceutical development services in support of the Company's development activities. (See Note 2 to the Company's condensed consolidated financial statements.) The sale of the assets of JBL was completed on May 10, 1999, and the purchase price was finalized during the third quarter ended September 30, 1999 and has resulted in a significant decrease in ongoing revenues, as all of the Company's product sales have been attributable to JBL.

         Operating expenses totaled $1.2 million in the three months ended September 30, 1998, and increased to $2.0 million for the same period in 1999, and $4.3 million for the nine months ended September 30, 1998 compared with $6.2 million for the same period in 1999. Primarily, the overall increase reflects greater activity in clinical trials along with an increase in general and administrative expenses for legal, accounting, non-cash charges for certain abandoned patents and costs related to stock options to employees and consultants that are accounted for pursuant to SFAS No. 123 and using the Black-Scholes guidelines.

         Research and development expenses totaled $0.3 million in the three months ended September 30, 1998, and increased to $0.9 million for the same period in 1999, and $1.7 million for the nine months ended September 30, 1998 compared with $2.8 million for the same period in 1999. The increase in research and development expenses is primarily attributable to the cost of the drug supplies associated with more clinical trials and patients being treated at higher doses. During the nine months ended September 30, 1999, $1,618,500 was recorded for clinical trials and for related drug supplies compared with $814,000 for the same period in the previous year.

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

         General and administrative expenses were $0.8 million for the three months ended September 30, 1998, and increased to $1.1 million for the same period in 1999, and $2.6 million for the nine months ended September 30, 1998 compared with $3.4 million for the same period in 1999. The increase reflects non-cash charges for certain abandoned patents, higher legal and accounting costs associated with the Company's filings with the Securities and Exchange Commission (the "SEC"), the costs associated with the relocation of its headquarters from California to Massachusetts and consulting expenses as a result of amortization of deferred compensation related to SFAS No. 123 recording of stock options. This was partially offset by a reduction in the cost on a settlement with Johns Hopkins University.

         On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into the Interim JV Agreement pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago, the joint venture between the Company and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting from certain products of the joint venture to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999.

         Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates for each period.

         For the nine months ended September 30, 1999, other expenses include a loss on the sale of fixed assets as a result of the headquarters relocation.

         The Company's net loss from continuing operations before accrued dividends totaled $1.1 million, or $0.15 per share of Common Stock, for the three months ended September 30, 1998 compared to a net loss from continuing operations before accrued dividends of $2.0 million, or $0.10 per share of Common Stock, for the same period in 1999. For the nine months ended September 30, 1998, the Company's net loss from continuing operations before accrued dividends totaled $4.1 million, or $0.65 per share compared with a net loss from continuing operations before accrued dividends of $3.9 million, or $0.24 per share for the same period in 1999. The Company's net loss for the nine months ended September 30, 1999 was lower than those reported for the comparable period of 1998 primarily as a result of recording non-recurring income of approximately $2.3 million relating to its equity interest in the net loss of the joint venture and recording a gain on the sale of its discontinued operations of $1.6 million.

         Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, any products that may be marketed in the future would have significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competing products currently in the marketplace, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products, from governmental and third-party payers. On May 20, 1998, Genta Jago received notice from Apothecon that they had terminated the agreement for the development of ketoprofen. Apothecon stated that their decision to terminate was based on the facts that a competing generic is already being successfully marketed, other competitors already have Abbreviated New Drug Applications (ANDAs ) pending for their own generic formulations and they consider the GEOMATRIX(R) capsule size competitively disadvantageous. These factors may adversely affect Genta Jago even if it is successful in developing products that obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company has directed its resources away from the joint venture to its Anticode(TM) drug development, specifically G3139, for the immediate future. On July 27, 1998, SkyePharma PLC, the parent company to SkyePharma, announced that an ANDA for naproxen sodium filed by Brightstone Pharma, its U.S. sales and marketing subsidiary, had been accepted for filing by the FDA. Brightstone has a license from Genta Jago to market this product.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled $124.5 million through September 30, 1999. At September 30, 1999, the Company had cash and cash equivalents totaling $1.5 million compared to $2.5 million at December 31, 1998.

         As discussed in Note 2 to the Company's condensed consolidated financial statements, the Company entered into an Asset Purchase Agreement with Promega on March 19, 1999. Under the agreement, a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million at a 7% annual interest rate maturing on the later of June 30, 2000 or the Environmental Compliance Date, as defined in the JBL Agreement, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999.

         In August 1999, the Company settled lawsuits with Johns Hopkins and Ts'o/Miller Partnership. As part of the settlement of claims in excess of $635,000 against the Company, the Company will pay $180,000 in cash over a six-month period and issue 90,000 shares of Common Stock to Johns Hopkins, acting on its behalf and on behalf of Ts'o/Miller Partnership, sufficient to provide a value of $200,000. The stock is expected to be sold by a broker under an agreement between the Company and Johns Hopkins over a six-month period, with the proceeds from such sales to be delivered to Johns Hopkins. The reduction in total estimated costs accrued of $210,000 was credited to general and administrative expenses.

         Also in August 1999, the Company acquired Androgenics. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of Common Stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization. The cash and warrants were issued in exchange for 100% of the shares of Androgenics, and license technology and the assumption of a research and development agreement with the University of Maryland, Baltimore.

         On Form 8-K filed on November 12, 1999, the Company reported that it has elected a new CEO and a new Chairman of the Board. The current Chairman and CEO will continue as a member of the Board and will be compensated approximately $300,000, to be paid in installments over the next 12 months.

         The Company will require substantial additional funds before it can expect to realize significant product revenue. The Company projects that, at its current rate of spending and for its current activities, funds from the consummation of the JBL sale and its existing cash funds will enable the Company to maintain its present operations into the first quarter of 2000. To the extent that the Company is successful in accelerating its development of G3139, expanding its development portfolio or acquiring or adding new development candidates, the current cash resources will be consumed at a greater rate. This will cause the rate of cash utilization to increase. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "Certain Trends and Uncertainties--Claims of the Company's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financing will be required in order for the Company to continue its planned principal operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

         The Company has entered into an agreement with a placement agent, which contemplates the raising of additional capital through the issuance of Common Stock and warrants to purchase common stock. The securities to be sold in the offering will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. There can be no assurance that such Offering will be completed.

         If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

         In the nine months ended September 30, 1999, the holders of an aggregate of 66,040 shares of Series D Preferred Stock converted those shares into an aggregate of 7,038,026 shares of Common Stock, and the holders of an aggregate of 169,300 shares of Series A Preferred Stock converted those shares into an aggregate of 1,248,578 shares of Common Stock. During the third quarter 1999, the Company issued 1,085,420 and 924,519 shares of Common Stock to Series A and D Preferred Stockholders, respectively, in payment of accrued dividends. The Company also issued 90,000 shares of Common Stock to John Hopkins University in settlement of a lawsuit (see note 4). An aggregate of 121,000 and 24,000 shares of common stock were issued pursuant to the exercise of warrants and options, respectively.

IMPACT OF YEAR 2000

         The Company has completed its assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has acquired and installed new computer hardware and upgraded software in its facility. The total year 2000 project cost was $31,600 and has been completed. The Company believes that with the modifications to existing software and conversions to new software the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications are not effective, the year 2000 issue could have a material adverse effect on the operations of the Company.

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

         The Company has evaluated all non-information technology systems and has determined that they are Y2K compliant.

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

Loss History; Uncertainty of Future Profitability.

         The Company has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to September 30, 1999, the Company has incurred a cumulative net loss of approximately $134.9 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues from product sales have discontinued. See "Need for Additional Funds; Risk of Insolvency."

Authorized Capital Stock

         Following completion of the contemplated offering, it is expected that the Company will have an insufficient number of authorized shares of Common Stock to raise additional capital through the issuance of equity securities. The Company intends, at its next annual meeting of stockholders, to submit to a vote of its stockholders an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the company is authorized to issue. Approval of this amendment will require the favorable vote of the holders of a majority of the voting power of the outstanding stock entitled to vote thereon. There can be no assurance that the Company's stockholders will approve such amendment.

Subordination of Common Stock to Series A Preferred Stock and Series D Preferred Stock; Risk of Dilution.

         In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $13.9 million preference of the 278,300 outstanding shares of Series A Preferred Stock and the approximately $17.0 million preference of the 121,717 outstanding shares of Series D Preferred Stock (not including an additional 38,104 shares of Series D Preferred Stock that are issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series D Preferred Stock have been paid or funds have been set aside for such preferred dividends by the Company.

         The conversion rate of the Series A Preferred Stock is subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at $7.40 per share or less. As of September 30, 1999, each share of Series A Preferred Stock is convertible into approximately 6.7523 shares of Common Stock at a conversion price of $7.40 per share. As of September 30, 1999, each share of Series D Preferred Stock is convertible into 108.34 shares of Common Stock at a conversion price of $0.92302 per share of Common Stock, and the exercise price of the Class D Warrants is $0.91342 per share. The conversion rate of the Series D Preferred Stock and the exercise price of the Class D Warrants are subject to adjustment, among other things, upon certain issuances of Common Stock or securities convertible into Common Stock at prices per share below certain levels. As of September 30, 1999, there are 1,494,759 Class D Warrants outstanding and another 190,521 Class D Warrants issuable upon the exercise of certain warrants. In addition, the Company has outstanding Bridge Warrants to purchase an aggregate of 7,065,473 shares of Common Stock at an exercise price of $0.4246 per share, Line of Credit Warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.21 per share, Class C Warrants to purchase an aggregate of 700,000 shares of Common Stock at an exercise price of $0.52 per share, warrants to purchase an aggregate of 5,820,860 shares of Common Stock at various exercise prices between approximately $0.9134 and $21 per share, 107,568 outstanding employee stock options under the Company's Amended and Restated 1991 Stock Plan at various exercise prices between $2.50 and $25.00 per share, and 6,802,763 outstanding employee stock options under the Company's 1998 Stock Incentive Plan and Non-Employee Directors' 1998 Stock Option Plan at various exercise prices between $0.88 and $3.25 per share.

Claims of the Company's Default Under Various Agreements.

          The French government agency ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF 4,187,423 (as of October 28, 1999, approximately $674,900) and is required to pay this amount immediately. The Company is working with ANVAR to achieve a mutually satisfactory resolution; however, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

         On June 30, 1998, the Director General of the Company's subsidiary, Genta Europe, was served notice of a suit in Marseilles, France by Marseille Amenagement, the Manager of the Company's facilities in Marseilles. See "Legal Proceedings."

Early Stage of Development; Technological Uncertainty.

          The Company is at an early stage of development. All of the Company's potential therapeutic products are in research or development, and no revenues have been generated from therapeutic product sales. To date, most of the Company's resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While the Company has demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro and the activity of antisense technology in animals and has identified compounds that the Company believes are worthy of additional testing, only one of these potential Anticode(TM) oligonucleotide products has begun to be tested in humans, with such testing in its early stages. There can be no assurance that the novel approach of oligonucleotide technology will result in products that will receive necessary regulatory approvals or that will be successful commercially. Further, results obtained in preclinical studies or early clinical investigations or pilot bioequivalence trials are not necessarily indicative of results that will be obtained in pivotal human clinical or bioequivalence trials. There can be no assurance that any of the Company's potential products can be successfully developed. Furthermore, the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. There can be no assurance that any of the Company's products will obtain FDA or foreign regulatory approval for any indication or that an approved compound would be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years. Certain competitive products have already been filed with and/or approved by the FDA. See "Potential Adverse Effect of Technological Change and Competition."

Limited Availability of Net Operating Loss Carryforwards.

         At December 31, 1998, the Company has federal and California net operating loss carryforwards of approximately $82.0 million and $14.7 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards prior to 1997. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. Approximately $2.8 million and $0.5 million of the California tax loss carryforwards expired during 1997 and 1998, respectively, and the related deferred tax asset and tax loss carryforwards amounts have been reduced accordingly. The remaining California tax loss will continue to expire in 1999, unless utilized. The Company also has federal and California research and development tax credit carryforwards of $3.2 million and $1.3 million, respectively, which will begin expiring in 2003, unless previously utilized.

         Federal and California tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes that occurred during 1990, 1991, 1993, 1996, and 1997. Because of the decrease in value of the Company's stock, the ownership changes, which occurred in 1996 and 1997, will have a material adverse impact on the Company's ability to utilize these carryforwards.

Dividends.

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its Common Stock until such time as all cumulative dividends have been paid on outstanding shares of its Series D Preferred Stock. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series D Preferred Stock, for the development of its business.

No Assurance of Regulatory Approval; Government Regulation.

         The FDA and comparable agencies in foreign countries impose substantial pre-market approval requirements on the introduction of pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements, which includes demonstrating to the satisfaction of the FDA and foreign regulatory agencies that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. There can be no assurance that such testing will show any product to be safe or efficacious or, to be bioequivalent to a currently marketed pharmaceutical. Government regulation also affects the manufacture and marketing of pharmaceutical products. The effect of government regulation may be to delay marketing of any new products for a considerable or indefinite period of time, to impose costly procedures upon the Company's activities and to diminish any competitive advantage that the Company may have attained. It may take years before marketing approvals are obtained for the Company's products, if at all. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis, if at all, or, if granted, that such approval will cover all the clinical indications for which the Company is seeking approval or will not sustain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Moreover, additional government regulation from future legislation or administrative action may be established which could prevent or delay regulatory approval of the Company's products or further regulate the prices at which the Company's proposed products may be sold.

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

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and PCEs in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted show that chloroform and PCEs have decreased in all but one of the monitoring sites. The Company recorded a reserve of $65,000 in 1999 to pay for any potential liability. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that the costs associated with further investigation or remediation will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company believes that it is in material compliance with Governmental Regulations; however, there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future. See Note 8 to the Company's condensed consolidated financial statements.

         JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the Company will be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the first quarter of 2000. The settlement deadline has been extended to December 6, 1999. The Company accrued $75,000 in 1998 for any potential liability. While the terms of the settlement have not been finalized, they should contain standard contribution release and protection language. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter. See Note 8 to the Company's condensed consolidated financial statements.

Uncertainty Regarding Patents and Proprietary Technology.

         The Company's success will depend, in part, on its respective abilities to obtain patents, maintain trade secrets and operate without infringing the proprietary rights of others. No assurance can be given that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional products that are patentable, that any issued patent will provide the Company with any competitive advantage or adequate protection for its inventions or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patented products developed by the Company. The Company relies on secrecy to protect technology in addition to patent protection; especially where patent protection is not believed to be appropriate or obtainable. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, or that the Company can effectively protect its rights to its unpatented trade secrets.

         The Company has obtained licenses or other rights to patents and other proprietary rights of third parties, and may be required to obtain licenses to additional patents or other proprietary rights of third parties. No assurance can be given that any existing licenses and other rights will remain in effect or that any licenses required under any such additional patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company's licenses and other rights are terminated or if the Company cannot obtain such additional licenses, the Company could encounter delays in product market introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. In addition, the Company could incur substantial costs, including costs caused by delays in obtaining regulatory approval and bringing products to market, in defending itself in any suits brought against the Company claiming infringement of the patent rights of third parties or in asserting the Company's patent rights, including those granted by third parties, in a suit against another party. The Company may also become involved in interference proceedings declared by the United States Patent and Trademark Office (or any foreign counterpart) in connection with one or more of its patents or patent applications, which could result in substantial cost to the Company, as well as an adverse decision as to priority of invention of the patent or patent application involved. There can be no assurance that the Company will have sufficient funds to obtain, maintain or enforce patents on its respective products or technology, to obtain or maintain licenses that may be required in order to develop and commercialize its respective products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

Dependence on Others.

         The Company's strategy for the research, development and commercialization of their products requires negotiating, entering into and maintaining various arrangements with corporate collaborators, licensors, licensees and others, and is dependent upon the subsequent success of these outside parties in performing their responsibilities. No assurance can be given that they will obtain such collaborative arrangements on acceptable terms, if at all, nor can any assurance be given that any current collaborative arrangements will be maintained.

Technology Licensed From Third Parties.

         The Company has entered into certain agreements with, and licensed certain technology and compounds from, third parties. The Company has relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements, and will rely on such data in support of development of certain products. Although the Company has no reason to believe that this information contains errors of omission or fact, there can be no assurance that there are no errors of omission or fact that would materially affect the future approvability or commercial viability of these products.

Potential Adverse Effect of Technological Change and Competition.

         The biotechnology industry is subject to intense competition and rapid and significant technological change. The Company has numerous competitors in the United States and other countries for its technologies and products under development, including among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing products or other novel technologies that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products non-competitive. Many of the Company's competitors have substantially greater financial, technical, marketing and human resources than the Company. In addition, many of those competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company and such competitors may succeed in delaying or blocking regulatory approvals of the Company's products. As competitors of the Company receive approval for products that share the same potential market as the Company's potential products, the market share available to the Company will likely be reduced, thereby reducing the potential revenues and earnings available to the Company. In addition, increased pricing competition would also likely result, further reducing the earnings potential of the Company's products. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited or no experience, and manufacturing efficiency. There are many public and private companies that are conducting research and development activities based on drug delivery or antisense technologies. The Company believes that the industry-wide interest in such technologies will accelerate and competition will intensify as the techniques which permit drug design and development based on such technologies are more widely understood.

Uncertainty of Clinical Trials and Results.

         The results of clinical trials and preclinical testing are subject to varying interpretations. Even if the development of the Company's products advances to the clinical stage, there can be no assurance that such products will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if products are approved for sale, there can be no assurance that they will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's businesses, financial conditions, prospects and results of operations. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors. See "Potential Adverse Effect of Technological Change and Competition."

Difficult Manufacturing Process; Access to Certain Raw Materials.

         The manufacture of Anticode(TM) oligonucleotides is a time-consuming and complex process. Management believes that the Company has the ability to acquire or produce quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for its initial clinical development programs. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, the Company requires raw materials currently provided by a single supplier which is itself a development stage biotechnology company (and a competitor of the Company) and is subject to uncertainties including the potential for a decision by such supplier to discontinue production of such raw materials, the insolvency of such supplier, or the failure of such supplier to follow applicable regulatory guidelines. Products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. The manufacture of all of the Company's products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that the Company will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that it or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product. Failure to establish compliance with GMP to the satisfaction of the FDA can result in delays in, or prohibition from, initiating clinical trials or commercial marketing of a product.

Limited Sales, Marketing and Distribution Experience.

         The Company has very limited experience in pharmaceutical sales, marketing and distribution. In order to market and sell certain products directly, the Company would have to develop or subcontract a sales force and a marketing group with technical expertise. There can be no assurance that any direct sales or marketing efforts would be successful.

Uncertainty of Product Pricing, Reimbursement and Related Matters.

         The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposal or reform could adversely affect the commercial viability of the Company's potential products. In addition, in both the United States and elsewhere, sales of healthcare products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services, and therefore significant uncertainty exists as to the reimbursement of existing and newly approved healthcare products. If the Company succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. Finally, given the above potential market constraints on pricing, the availability of competitive products in these markets may further limit the Company's flexibility in pricing and in obtaining adequate reimbursement for its potential products. See " Potential Adverse Effect of Technological Change and Competition."

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

Product Liability Exposure; Limited Insurance Coverage.

         The Company's, business exposes it to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. The Company has also obtained a level of liability insurance coverage that it deems appropriate for its current stage of development. However, there can be no assurance that the Company's present insurance coverage is adequate. Such existing coverage may not be adequate as the Company further develops products, and no assurance can be given that, in the future, adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim would not have a material adverse effect on the business or financial condition of the Company.

Hazardous Materials; Environmental Matters.

         The Company's research and development and manufacturing processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company may be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See " No Assurance of Regulatory Approval; Government Regulation" for a discussion of the Spill.

Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

         The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of preclinical studies and clinical trials by the Company, or its competitors, other evidence of the safety or efficacy of products of the Company, or its competitors, announcements of technological innovations or new therapeutic products by the Company, or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company, or its respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. As of September 30, 1999, the Company had 20,957,799 shares of Common Stock outstanding. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

         No predictions can be made of the effect that future market sales of the shares of Common Stock underlying the convertible securities and warrants referred to under the caption "Subordination of Common Stock to Series A Preferred Stock and Series D Preferred Stock; Risk of Dilution," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

Certain Interlocking Relationships; Potential Conflicts of Interest.

         The Aries Funds have the contractual right to appoint a majority of the members of the Board of Directors of the Company. The Aries Funds have designated Michael S. Weiss, Glenn L. Cooper, M.D., Donald G. Drapkin, Bobby W. Sandage, Jr., Ph.D., and Mark C. Rogers, M.D. as nominees to the Board of Directors. Such persons were elected as Directors of the Company. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager of The Aries Master Fund and the general partner of each of Aries Domestic Fund, L.P. and Aries Domestic Fund II, L.P. (collectively, the "Aries Funds"). The Aries Funds have the present right to convert and exercise their securities into a significant portion of the outstanding Common Stock. See " Concentration of Ownership and Control" below. Dr. Lindsay A. Rosenwald, the Chairman and sole stockholder of PCAM, is also the Chairman of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. Dr. Rogers is the President of each of Paramount Capital, Inc., PCAM and PCI. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and investors in the Company should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

Concentration of Ownership and Control.

         The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions See "Certain Interlocking Relationships; Potential Conflicts of Interest." Accordingly, the Aries Funds have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also " Effect of Certain Anti-Takeover Provisions" below.

Effect of Certain Anti-Takeover Provisions.

          The Company's Restated Certificate of Incorporation and By-laws include provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of the By-laws and the amendment, if any, of the anti-takeover provisions contained in the Company's Restated Certificate of Incorporation. The Company has amended the Company's Rights Agreement to accelerate the agreement's final expiration date to May 15, 1999.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted show that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company recorded a reserve of $65,000 in 1999 to pay for any potential liability. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. The EPA currently estimates that the Company will be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the first quarter of 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The settlement deadline has been extended to December 6, 1999. The Company accrued $75,000 in 1998 for any potential liability. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

         During 1995, Genta Europe received approximately 5.4 million French Francs (as of October 28, 1999, approximately $870,300) of funding in the form of a loan from ANVAR towards research and development activities pursuant to the ANVAR Agreement between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of October 28, 1999, approximately $674,900) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's agent in Europe, Ernst & Young LLP, has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,412.64 (as of October 28, 1999, approximately $106,900) and early termination payment of FF1,852,429 (as of October 28, 1999, approximately $298,600). A court hearing has been scheduled for December 7, 1999.

There can be no assurance that the Company will not incur material costs in relation to this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         See "Submission of Matters to a Vote of Security Holders" in the Company's Form 10-Q for the quarterly period ended June 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

Exhibit
Number       Description of Document
-------      -----------------------

4.1 Amendment No. 3 to Rights Agreement, dated as of May 14, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

27           Financial Data Schedule

    (b)      Reports on Form 8-K.

             A Current Report on Form 8-K was filed by the Company to put on file a press release dated November 11, 1999 announcing a new CEO and a new Chairman of the Board.

             A Current Report on Form 8-K was filed by the Company on August 11, 1999 to put on file a press release dated August 4, 1999 reporting its operating results for the second quarter ended June 30, 1998.


             A Current Report on Form 8-K was filed by the Company on July 20, 1999 to put on file a press release dated July 20, 1999 announcing that the Company received notice of allowable claims for the U.S. patent for use of Bcl-2 antisense to treat cancer.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            GENTA INCORPORATED
                            (Registrant)





                            By: /s/ Kenneth G. Kasses, Ph.d.
                                ------------------------------------------
                                Name:  Kenneth G. Kasses, Ph.D.
                                Title: Chairman of the Board of Directors,
                                       President and Principal Executive Officer










                            By: /s/ Gerald M. Schimmoeller
                                ------------------------------------------
                                Name:  Gerald M. Schimmoeller
                                Title: Vice President, Chief Financial Officer
                                       and Principal Accounting Officer

Date: November 15, 1999