Form 10-K
period 1999-12-31
GENTA INCORPORATED /DE/
filed 2000-03-30
CIK 880643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19635
                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                            DELAWARE                                                        33-0326866
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                (IRS EMPLOYER IDENTIFICATION NUMBER)

                  99 HAYDEN AVENUE, SUITE 200
                    LEXINGTON, MASSACHUSETTS                                                   02421
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was $270,069,748 as of March 10, 2000. For purposes of determining this number, 7,874,769 shares of common stock held by affiliates are excluded.

    As of March 10, 2000, the registrant had 28,649,365 shares of Common Stock outstanding. As of March 10, 2000, 555 persons held common stock of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain provisions of the registrant's definitive proxy statement to be filed not later than May 1, 2000 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

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

    See "MD&A -- Certain Trends and Uncertainties" for a discussion of certain risks and uncertainties applicable to the Company and its stockholders, including the Company's need for additional funds to sustain its operations.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Genta Incorporated ("Genta" or the "Company"), incorporated under the laws of the State of Delaware on February 4, 1988, is an emerging biopharmaceutical company. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company's oligonucleotide programs are focused in the area of cancer. In late 1995, a Phase 1/2A clinical trial was initiated in the United Kingdom using Genta's anti-bcl-2 Anticode(TM) oligonucleotide, G3139, in non-Hodgkin's lymphoma patients for whom prior therapies have failed. This clinical trial, which was conducted in collaboration with the Royal Marsden NHS Trust and the Institute for Cancer Research, is now complete. In late 1996, an Investigational New Drug ("IND") application for the G3139 clinical program was filed in the United States and allowed to proceed by the United States Food and Drug Administration ("FDA"). In late 1997, a Phase 1 trial was initiated in the United States at the Memorial Sloan-Kettering Cancer Center ("MSKCC") in New York City using G3139 in patients diagnosed with various types of cancer and was followed by a Phase 2A trial in prostate cancer. In 1998, several additional trials were initiated in North America and Europe. In each of these trials, G3139 is being investigated for safety and preliminary evidence of effectiveness when administered with standard chemotherapeutic agents in different cancers. In 1999, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"), acquired Androgenics Technologies, Inc., a company with license rights to a series of compounds that inhibit the growth of prostate cancer cells, granted fast-track designation by the FDA to its bcl-2 antisense compound, G3139, for use in combination with Dacarbazine (DTIC) for treatment of advanced malignant melanoma and initiated three clinical trials sponsored by the NCI.

    The Company had manufactured and marketed specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), a California corporation acquired by the Company in February 1991, which was sold in 1999.

    The Company owns 50% of a drug delivery system joint venture, Genta Jago Technologies B.V. ("Genta Jago"), with SkyePharma, PLC ("SkyePharma," formerly with Jagotec AG ("Jagotec"), which was acquired by SkyePharma) established to develop oral controlled-release drugs. To date, no products from this joint venture have been commercialized although an abbreviated New Drug Application ("NDA") was submitted in 1998 by the joint venture's marketing partner for one product. The joint venture's original plan was to use Jagotec's patented GEOMATRIX(R) drug delivery technology ("GEOMATRIX") in a two-pronged commercialization strategy: the development of generic versions of successful brand-name controlled-release drugs; and the development of controlled-release formulations of drugs currently marketed in only immediate-release form. The only products in development to date are those intended to be comparable to the commercially available, brand name, controlled-release drugs.

    Since 1997, the Company has been reducing its human and other resources to reduce expenses while focusing its research and development efforts on its Anticode(TM) brand of antisense products. To this end the Company's primary efforts are directed toward the clinical development of G3139.

    Consistent with this strategic direction, on March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega Corporation whereby its wholly owned subsidiary Promega Biosciences, Inc. ("Promega") acquired substantially all of the assets and assumed certain liabilities of JBL. JBL has been reported as a discontinued operation in the accompanying consolidated financial statements. The closing of the sale of JBL was completed on May 10, 1999.

    On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago. SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. In the first quarter 2000, the Company received $689,500 from SkyePharma as a royalty payment based on SkyePharma's agreement with Elan Pharmaceuticals for the sale of Naproxen.

    In August 1999, Genta acquired Androgenics Technologies, Inc., ("Androgenics") a company with license rights to a series of compounds invented at the University of Maryland, Baltimore to treat prostate cancer. These compounds have the potential to broaden Genta's product portfolio of drugs.

    Effective December 1, 1999, Kenneth K. Kasses, Ph.D., resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Also effective December 1, 1999, the Company appointed Raymond P. Warrell Jr., M.D. to serve as President and Chief Executive Officer and elected Mark C. Rogers, M.D. to serve as Chairman of the Board of Directors of the Company.

    In 1998, the Company completed the closure of its research and development facilities in San Diego, California and in the second quarter of 1999 moved its headquarters from San Diego, California, to Lexington, Massachusetts.

SUMMARY OF BUSINESS AND RESEARCH AND DEVELOPMENT PROGRAMS

    The Company is currently focusing most of its research and product development efforts on Genta's lead anti-bcl-2 molecule, G3139. The Androgenics program is in early preclinical development. The Company is actively seeking additional products, technologies and alliances to expand its development programs.

ANTICODE(TM) BRAND OF ANTISENSE OLIGONUCLEOTIDE PROGRAMS

    Oligonucleotides represent a new approach to drug development based upon genetic control of disease. Many human diseases have genetic origins that involve either the expression of a harmful foreign gene or the aberrant expression of a normal or mutated human gene. The Company's Anticode(TM) oligonucleotides are short strands of synthetic nucleic acids designed to bind to ("hybridize" with) specific sequences of disease-related RNA, thereby blocking or controlling production of disease-related proteins. Because of their highly selective binding properties, the Company believes that Anticode(TM) oligonucleotides should not interfere with the function of normal cells, and therefore should elicit fewer side effects than traditional drugs. Oligonucleotide drugs may attack a disease at one of two levels. Our approach is to prevent the synthesis of essential disease-related proteins. In this approach, certain oligonucleotides are used to interrupt the processing of, or selectively to bind to and destroy, individual messenger RNA (mRNA) sequences, which leads to the down-regulation (lowering of levels) of specific proteins and thereby effectively eliminates the disease or the disease promoter. This is referred to as the "antisense" mechanism of action.

    Genta has focused its Anticode(TM) research on oligonucleotides with mixed phosphorothioate and methylphosphonate backbones. The Company has licensed patents covering phosphorothioate oligonucleotide constructions and has applied for patents covering the mixed backbone constructions. Genta's scientists have improved the backbone technologies by introducing mixed chirally-enriched or chirally-pure oligonucleotides. In preclinical studies, these oligonucleotides effectively interfere with the action of targeted mRNA sequences inside cells. Intravenous administration of the improved technology oligonucleotides to certain animals demonstrates that these compounds have greater stability in the circulatory system and are eventually excreted intact in the urine. These improved backbone technologies represent opportunities for advanced generation Anticode(TM) antisense oligonucleotides, and one of these approaches is currently in preclinical development. Management believes that the Company has the ability to acquire quantities of oligonucleotides sufficient to support its present needs for research and its projected needs for initial clinical development programs, assuming adequate funding. However, in order to obtain oligonucleotides sufficient to meet the volume and cost requirements needed for certain commercial applications of Anticode(TM) oligonucleotide products, Genta requires raw materials currently provided by a single supplier. There can be no assurance that such supplier will continue satisfactorily to provide the requisite raw materials. See "MD&A -- Certain Trends and Uncertainties -- The Raw Materials for Our Products are Produced by a Limited Number of Suppliers."

    The Company's oligonucleotide research and development efforts are currently focused on its cancer program as described below. Extensive additional development will be required, and there can be no assurance that any product will be successfully developed or will receive the necessary regulatory approvals. See "MD&A -- Certain Trends and Uncertainties -- We Cannot Market and Sell Our Products in the United States or in Other Countries if We Fail to Obtain the Necessary Regulatory Approvals" and "Clinical Trials are Costly and Time Consuming and are Subject to Delays."

   Bcl-2 Gene Target

    The bcl-2 gene is a proto-oncogene and a major inhibitor of the natural process the body uses to eliminate genetically damaged cancerous cells, which is called apoptosis (programmed cell death). The protein produced by this gene has two known critical functions in the progression of cancer: it creates a survival advantage of malignant over normal cells, and it confers resistance to radiation and chemotherapy, rendering those treatments ineffective in the late stages of many types of cancer. Genta's lead anti-bcl-2 molecule, G3139, is designed to bind to and destroy the mRNA that produces the bcl-2 protein product, thereby interfering with the cellular production of the protein. This targeted reduction of the bcl-2 protein may facilitate the natural process of apoptosis to kill the cancer cell. High levels of bcl-2 are associated with a poor clinical prognosis in many solid tumors and hematological cancers such as lymphoma, leukemia, melanoma, multiple myeloma, lung, colon, prostate and breast cancers. The Company believes that its Anticode(TM) antisense strategy against the bcl-2 gene has the potential to represent a significant therapeutic opportunity in many of these cancers.

    Preclinical studies showed that an anti-bcl-2 oligonucleotide cured a lymphoma-like disease induced by the injection of human B-cell lymphoma cells in immunodeficient mice. Anti-bcl-2 Anticode(TM) oligonucleotides have also been found to inhibit the growth of human lymphoma, melanoma, colon, prostate and breast cancer tumors in immunodeficient mice when administered alone or in combination with chemotherapeutic agents. In the February 1998 issue of Nature Medicine, G3139 administered with Dacarbazine was reported to produce significantly greater tumor volume reduction than Dacarbazine alone or than G3139 alone. In ten of thirteen animals there was no tumor after the combination treatment.

    In late 1995, a Phase 1/2A clinical trial was initiated in the United Kingdom using Genta's anti-bcl-2 Anticode(TM) oligonucleotide, G3139, in human non-Hodgkin's lymphoma patients for whom prior therapies had failed. Other than mild irritation at the site of the subcutaneous infusion in most of the patients and a low-grade reversible thrombocytopenia (decrease in number of blood platelets), no serious drug-attributable or dose-limiting adverse effects were seen until the maximum tolerated dose was reached. Four of nine patients observed showed improvements in their disease and in one patient the tumor had completely disappeared. Of the 21 patients treated to date, three suffered what were considered to be serious drug-related adverse events at high levels of drug presentation above the predicted efficacy range. These events included a skin reaction due to the subcutaneous method of administration in the study, hypotension, and thrombocytopenia. These patients were removed from the study and recovered from the reaction. The patient who had experienced hypotension was later re-challenged at a lower dose without any untoward event.

    The Company filed an IND, with the FDA in December 1996. The Company initiated several clinical trials in 1998 and 1999, and on-going trials are summarized in the table below. Additional trials are also under review.

                         STATUS OF G3139 CLINICAL TRIALS

     TRIAL LOCATION/INVESTIGATOR                STATUS            INDICATION                    TREATMENT
     ---------------------------                ------            ----------                    ---------
     Royal Marsden Hospital                     Phase 2           Lymphoma                      G3139 with Rituxan
     David Cunningham, MD                       in Progress
     London, England

     MSKCC                                      Phase 1/2                                       G3139 with Taxotere(R)
     Howard Scher, MD                           in Progress       Prostate Cancer
     New York, NY

     University of Vienna                       Phase 2                                         G3139 with DTIC
     Burkhard Jansen, MD                        in Progress       Melanoma
     Vienna, Austria

     Lombardi Cancer Center                     Phase 1/2         Breast Cancer                 G3139 with Taxotere(R)
     Marc Lippmann, MD
     Washington, DC

     Institute of Drug Development              Phase 2           Prostate Cancer               G3139 with Taxotere(R)
     Anthony Tolcher, MD
     San Antonio, TX

     Institute of Drug Development              Phase 2           Colo-rectal Cancer            G3139 with Camptosar(R)
     Anthony Tolcher, MD
     San Antonio, TX

          Case Western University
          Timothy Spiro, MD
          Cleveland, OH

     University of Chicago                      Phase 2           Small Cell Lung Cancer        G3139 with Taxotere(R)
     Charles Rudin, MD
     Chicago, IL

          Ohio State University
          Gregg Otterson, MD
          Columbus, OH

     Ohio State University                      Phase 1           Acute Leukemia                G3139
     Guido Marcucci, MD                                                                         Fludara(R); Cytosine(R)
     Columbus, OH

    In May 1999, the Company signed a CRADA with the NCI regarding additional Phase 2 clinical trials. The Company will collaborate with the NCI on the design of such clinical studies and the selection of tumor targets. Under the arrangement, NCI will cover the costs of running both pre-clinical and clinical studies while Genta would be responsible for supplying NCI with necessary quantities of G3139 to carry out this work. See "MD&A -- Certain Trends and Uncertainties -- We Cannot Market and Sell our Products in the United States or in Other Countries if we Fail to Obtain the Necessary Regulatory Approvals and Clinical Trials are Costly and Time Consuming and are Subject to Delays."

    On March 31, 1998, the United States Patent and Trademark Office ("USPTO") issued a patent, to which the Company has an exclusive license, for claims covering antisense oligonucleotide compounds targeted against bcl-2. These claims cover the Company's proprietary Anticode(TM) oligonucleotide molecules that target bcl-2, including its lead clinical candidate, G3139. Other related patents and claims in the United States and corresponding foreign patent applications are still pending.

    In July 1999, USPTO issued a notice of allowance for claims covering the use of antisense targeted to the bcl-2 gene, which included Genta's lead drug candidate G3139, to sensitize or kill cancer cells with BCL-2 antisense, either alone or in combination with chemotherapy agents. See "MD&A -- Certain Trends and Uncertainties -- We may be Unable to Obtain or Enforce Patents and Proprietary Rights to Protect our Business."

   Oligonucleotide Collaborative and Licensing Agreements

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

    Ts'o/Miller/Hopkins. In February 1989, the Company entered into a license agreement with Drs. Paul Ts'o and Paul Miller (the "Ts'o/Miller Agreement") pursuant to which Drs. Ts'o and Miller (the "Ts'o/Miller Partnership") granted an exclusive license to the Company to certain issued patents, patent applications and related technology regarding the use of nucleic acids and oligonucleotides including methylphosphonate as pharmaceutical agents. Dr. Ts'o is a Professor of Biophysics, Department of Biochemistry, and Dr. Miller is a Professor of Biochemistry, both at the School of Public Health and Hygiene, Johns Hopkins University ("Johns Hopkins"). In May 1990, the Company entered into a license agreement with Johns Hopkins (the "Johns Hopkins Agreement," and collectively with the Ts'o/Miller Agreement, referred to herein as the "Ts'o/Miller/Hopkins Agreements") pursuant to which Johns Hopkins granted Genta an exclusive license to its rights in certain issued patents, patent applications and related technology developed as a result of research conducted at Johns Hopkins by Drs. Ts'o and Miller and related to the use of nucleic acids and oligonucleotides as pharmaceutical agents. In addition, Johns Hopkins granted Genta certain rights of first negotiation to inventions made by Drs. Ts'o and Miller in their laboratories in the area of oligonucleotides and to inventions made by investigators at Johns Hopkins in the course of research funded by Genta, which inventions are not otherwise included in the Ts'o/Miller/Hopkins Agreements. Genta had agreed to pay Dr. Ts'o, Dr. Miller and Johns Hopkins royalties on net sales of products covered by the issued patents and patent applications, but not the related technology, licensed to the Company under the Ts'o/ Miller/Hopkins Agreements. The Company also agreed to pay certain minimum royalties prior to commencement of commercial sales of such products, which royalties may be credited under certain conditions against royalties payable on subsequent sales.

    On February 14, 1997, the Company received notice from Johns Hopkins that the Company was in material breach of the Johns Hopkins Agreement. The Johns Hopkins Agreement provides that, if a material payment default is not cured within 90 days of receipt of notice of such breach, Johns Hopkins may terminate the Johns Hopkins Agreement. In February 1997, the Company paid Johns Hopkins $100,000 towards the post-doctoral support program. On May 15, 1997, Johns Hopkins sent Genta a letter stating that the Johns Hopkins Agreement was terminated. On November 26, 1997, the Ts'o/Miller Partnership sent Genta a letter claiming that Genta was in material breach of the Ts'o/Miller Agreement for failing to pay royalties from 1995 through 1997. By letter dated April 28, 1998, the Ts'o/Miller Partnership advised the Company that it was terminating the license granted pursuant to the Ts'o/Miller Agreement. On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleged in the Complaint that the Company had breached the Johns Hopkins Agreement and owed it licensing royalty fees and related expenses in the amount of $308,832; which amount included, $287,671 representing claims made by the Ts'O/Miller Partnership pursuant in a Summons and Complaint received by the Company's statutory process agent on August 10, 1998. Johns Hopkins also alleged the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. Based on a review of the research conducted with the technology provided by these licenses, the Company concluded that it could not develop potential products using this technology. Management's current strategy, therefore, is to employ alternative technologies that are available to it through other licenses or its own intellectual property.

    In August 1999, the Company settled lawsuits with Johns Hopkins and the Ts'o/Miller Partnership for $380,000. As part of the settlement of claims, the Company agreed to pay $180,000 in cash over a six-month period of which $52,500 remains outstanding as of December 31, 1999 and issued 69,734 shares of Common Stock to Johns Hopkins, acting on its behalf and on behalf of Ts'o/Miller Partnership, sufficient to provide a value of $200,000.

GENTA JAGO

    As previously mentioned, on March 4, 1999, Genta and SkyePharma entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago. SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. In the first quarter 2000, the Company received $689,500 from SkyePharma as a royalty payment based on SkyePharma's agreement with Elan Pharmaceuticals, for the sale of Naproxen, of which $187,500 was attributable to 1999. Historical information relative to Genta Jago follows.

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

    Pursuant to the terms of the Expansion Option, for Genta to exercise the Expansion Option, Genta would have had to pay Jagotec an aggregate of $3.15 million in cash and 124,000 shares of Common Stock, valued at $1.6 million (based on the trading price at such time). The parties agreed the $3.15 million in cash would consist of (i) the $2.0 million Deposit made by Genta in 1994, which would be applied to the Expansion Option's exercise price upon Genta's election, in 1995, to exercise such Expansion Option; and (ii) an additional cash payment of $1.15 million to exercise the Expansion Option to be paid by Genta in 1995. Genta exercised the Expansion Option in 1995.

    The Company has provided funding to Genta Jago pursuant to a working capital loan agreement that expired in October 1998. The Company believes it has fulfilled all obligations of the working capital agreement to the Joint Venture. See "MD&A -- Liquidity and Capital Resources." From 1992 through 1997, Genta advanced an aggregate of $15.8 million in such working capital loans. In 1995, Genta Jago returned the Anticode(TM) technology to Genta in exchange for Genta's forgiveness of $4.4 million of principal and $0.3 million of interest outstanding under existing working capital loans to Genta Jago. This amount was determined by an arm's-length negotiation between Genta, Jagotec, and Genta Jago and was based on the amount actually expended by Genta Jago for research and development related to the Anticode(TM) technology from the time Genta Jago originally acquired the relevant license in 1992 through the date of return in 1995.

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

    Brightstone Pharma, Inc., a subsidiary of SkyePharma and the marketing partner of Genta Jago for naproxen sodium, submitted an abbreviated NDA in 1998. (Recently, SkyePharma has announced that it no longer plans to market its generic pharmaceutical candidates exclusively through its Brightstone subsidiary and is seeking marketing partners for these products.) Nifedipine (Procardia XL(R)) and ketoprofen (Oruvail(R)) are currently undergoing formulation development by SkyePharma. In December 1997, a competitor of the Company, Elan Pharmaceuticals, received approval of its ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., has filed an ANDA for a generic formulation of Procardia XL(R) (nifedipine). See "MD&A -- Certain Trends and Uncertainties -- Our Business will Suffer if We Fail to Compete Effectively with our Competitors and to Keep Up with New Technologies."

   Oral Controlled-Release Collaborative and Licensing Agreements

    Genta Jago's strategy is to commercialize its GEOMATRIX controlled-release products worldwide by forming alliances with pharmaceutical companies. Genta Jago has established three such collaborations.

    Genta Jago/Gensia/Brightstone. In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provide Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. The agreement has a term of the longer of twelve years and the patent term in the respective countries within the territory. Genta Jago received $1.0 million, $1.2 million and $2.2 million of funding in 1998, 1997, and 1996, respectively, pursuant to the agreement. Collaborative revenues of $2.2 million, $1.5 million and $2.8 million were recognized under the agreement during the years ended December 31, 1998, 1997, and 1996, respectively. Effective October 1996, Gensia and SkyePharma reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

    Genta Jago/Apothecon. In March 1996, Genta Jago entered into a collaborative licensing and development agreement (the "Genta Jago/Apothecon Agreement") with Apothecon, Inc. ("Apothecon"). In 1998, Apothecon advised Genta Jago that it was terminating its license. Genta Jago is seeking an alternative partner for future development and marketing of this product.

    Genta Jago/Krypton. In October 1996, Genta Jago entered into five collaborative licensing and development agreements (the "Genta Jago/Krypton Agreements") with Krypton, Ltd. ("Krypton"), a subsidiary of SkyePharma, whereby Genta Jago would sublicense to Krypton rights to develop and commercialize potentially bioequivalent GEOMATRIX(R) versions of five currently marketed products, as well as another agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. The Genta Jago/Krypton Agreements have terms of the shorter of fifteen years from first commercial sale or the expiration of the patent term on a territory-by-territory basis. During 1997, Genta Jago received funding of $1.9 million under the Genta Jago/Krypton Agreements and recognized $2.3 million of collaborative revenue therefrom. There were no revenues under this agreement in 1998 and 1999.

RESEARCH AND DEVELOPMENT

    In an effort to focus its research and development efforts on areas that provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third-party funding, technological advances, and other factors. As a result of such evaluation, the Company's product development plans have changed from time to time, and the Company anticipates that it will continue to do so in the future. The Company recorded research and development expenses of $3.3 million, $2.1 million and $5.3 million during 1997, 1998 and 1999, respectively, of which approximately $50,000, $50,000 and zero, respectively, were funded pursuant to collaborative research and development agreements and of which approximately $0.3 million, $0.1 million and zero, respectively, were funded pursuant to a related party contract revenue agreement with Genta Jago. See "MD&A -- Results of Operations."

MANUFACTURING/JBL

    On March 19, 1999, the Company signed an Asset Purchase Agreement with Promega Corporation whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL. The closing of the sale of JBL was completed on May 10, 1999. The accompanying financial information therefore reflects JBL as a discontinued operation for all periods presented.

    Genta acquired JBL in early 1991. JBL is a manufacturer of high-quality specialty chemicals and intermediate products for the pharmaceutical and in vitro diagnostic industries. The products JBL manufactures include: enzyme substrates that are used as color-generating reagents in clinical diagnostic tests, such as pregnancy tests, developed by JBL's customers; and fine chemical raw materials used in pharmaceutical research and development and manufacturing, such as those used to make biological polymers like peptides and oligonucleotides. JBL manufactures approximately 110-125 products on a recurring basis. A number of Fortune 500 companies use JBL products as raw material in the production of a final product. JBL markets its products to over 100 purchasers in the pharmaceutical and diagnostic industries. JBL holds a California site license to manufacture drugs for use in clinical research, but the manufacturing facilities at JBL have not been inspected by the FDA for compliance with requirements for Good Manufacturing Practices ("GMP"). The Company is currently having G3139 made on a contract-manufacturing basis by a third party supplier and is evaluating the establishment of affiliate relationships with third parties for the long-term manufacture of oligonucleotides. See "MD&A -- Certain Trends and Uncertainties -- The Raw Materials of our Products are Produced by a Limited Number of Suppliers."

GENTA EUROPE

    During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of December 31, 1999, approximately $826,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 1999, approximately $641,000) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified Genta Incorporated that it was responsible as a guarantor of the note for the repayment. Genta's legal counsel in Europe has again notified ANVAR that it does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

    On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 1999, approximately $101,500) and early termination payment of FF1,852,429 (as of December 31, 1999, approximately $283,600). A court hearing has been scheduled for May 15, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On December 31, 1999, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

SALES AND MARKETING

    Genta Jago has secured collaborative agreements with three entities for the development and commercialization of selected controlled-release pharmaceuticals. See "Genta Jago -- Oral Controlled-Release Collaborative and Licensing Agreements." Genta Jago's collaborative agreements generally provide the collaborative partner exclusive rights to market and distribute the products in exchange for royalty payments to Genta Jago on product sales. Genta Jago's goal is to form additional collaborations to develop and market a number of its GEOMATRIX controlled-release products. There can be no assurance that any such potential product will be successfully developed or that any prospective collaborations or licensing arrangements will be entered into.

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

    Since its incorporation, Genta has separately filed an aggregate of over 400 United States and foreign patent applications covering new compositions and improved methods to use, synthesize and purify oligonucleotides, linker-arm technology, and compositions for their delivery. Thirty-five patents have been issued; 22 in the United States (13 in 1998 and five in 1999) and 13 have issued overseas.

    Under the agreement with Gen-Probe, Genta gained non-exclusive access to all technology developed by Gen-Probe, as of February 1989, related to the use of DNA probes for therapeutic applications. This technology is related to nucleic acid probes for quantitation of organisms and viruses, methods for their production, including non-nucleotide linking reagents, labeling, and purification, and methods for their use including hybridization and enhanced hybridization. This includes rights to 14 issued patents and several pending United States patent applications and corresponding issued and pending applications in foreign countries. See "Genta Jago -- Oligonucleotide Collaborative and Licensing Agreements -- Gen-Probe (Chugai)."

    Genta also gained access to certain rights from the National Institutes of Health ("NIH") covering phosphorothioate oligonucleotides. This includes rights to three United States issued patents, one issued European patent, one issued in Japan and other corresponding foreign applications that are still pending. In addition, under an agreement with the University of Pennsylvania, Genta has acquired exclusive rights to antisense oligonucleotides directed against the bcl-2 gene as well as methods of their use for the treatment of cancer. On March 31, 1998 and November 3, 1998, two United States patents were issued encompassing the Company's licensed antisense oligonucleotide compounds targeted against the bcl-2 gene and in vitro uses of the same. These claims cover the Company's proprietary Anticode(TM) oligonucleotide molecules, which target the bcl-2 gene including its lead clinical candidate, G3139. Other related United States and corresponding foreign patent applications are still pending.

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

    Genta requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreement generally provides that all confidential information developed or made known to the individual during the course of the individual's relationship with Genta shall be kept confidential and shall not be disclosed to third parties except in specific circumstances. In the case of employees, the agreement generally provides that all inventions conceived by the individual shall be assigned to, and made the exclusive property of, the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, or in the event of an employee's refusal to assign any patents to the Company in spite of such contractual obligation. See "MD&A -- Certain Trends and Uncertainties -- We May be Unable to Obtain or Enforce Patents and Other Proprietary Rights to Protect our Business and We Could Become Involved in Time Consuming and Expensive Patent Litigation and Adverse Decisions in Patent Litigation Could Cause us to Incur Additional Costs and Experience Delays in Bringing New Drugs to Market."

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and pre-market approval procedures by the FDA and similar authorities in foreign countries. Various federal, and in some cases state, statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal, and in some cases state, statutes and regulations, require the expenditure of substantial resources. Any failure by the Company, its collaborators or its licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

    The activities required before a new pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an IND. An IND becomes effective within 30 days of filing with the FDA unless the FDA imposes a clinical hold on the IND. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence, as the case may be, without prior FDA authorization and then only under terms authorized by the FDA. Typically, clinical testing involves a three-phase process. In Phase 1, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase 2 trials. These trials are frequently referred to as "Phase 1/2A" trials.

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

    For clinical investigation and marketing outside the United States, the Company is or may be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company's approach is to design its European clinical trial studies to meet FDA, European Economic Community ("EEC") and other European countries' standards. At present, the marketing authorizations are applied for at a national level, although certain EEC procedures are available to companies wishing to market a product in more than one EEC member state. If the competent authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a market authorization will be granted. The registration system proposed for medicines in the EEC after 1992 is a dual one in which products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EEC. Other products will be registered by national authorities under the local laws of each EEC member state. With regulatory harmonization finalized in the EEC, the Company's clinical trials will be designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets without the need to duplicate studies for individual country approvals. This approach also takes advantage of regulatory requirements in some countries, such as in the United Kingdom, which allow Phase 1 studies to commence after appropriate toxicology and preclinical pharmacology studies, prior to formal regulatory approval.

    Prior to the enactment of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the FDA, by regulation, permitted certain pre-1962 drugs to be approved under an abbreviated procedure which waived submission of the extensive animal and human studies of safety and effectiveness normally required to be in a NDA. Instead, the manufacturer only needed to provide an Abbreviated New Drug Application ("ANDA") containing labeling; information on chemistry and manufacturing procedures and data establishing that the original "pioneer" product and the proposed "generic" product are bioequivalent when administered to humans.

    Originally, the FDA's regulations permitted this abbreviated procedure only for copies of a drug that was approved by the FDA as safe before 1962 and which was subsequently determined by the FDA to be effective for its intended use. In 1984, the Waxman/Hatch Act extended permission to use the abbreviated procedure established by the FDA to copies of post-1962 drugs subject to the submission of the required data and information, including data establishing bioequivalence. However, effective approval of such ANDAs was dependent upon there being no outstanding patent or non-patent exclusivity.

    Additionally, the FDA allows, under section 505(b)(2) of the Food Drug and Cosmetic Act, for the submission and approval of a hybrid application for certain changes in drugs which, but for the changes, would be eligible for an effective ANDA approval. Under these procedures the applicant is required to submit the clinical efficacy and/or safety data necessary to support the changes from the ANDA eligible drug (without submitting the basic underlying safety and efficacy data for the chemical entity involved) plus manufacturing and chemistry data and information. Effective approval of a 505(b)(2) application is dependent upon the ANDA-eligible drug upon which the applicant relies for the basic safety and efficacy data being subject to no outstanding patent or non-patent exclusivity. As compared to a NDA, an ANDA or a 505(b)(2) application typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the supply of raw materials must also be approved by the FDA.

    The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. Although the Company believes it is in compliance with these laws and regulations in all material respects (except as disclosed under "MD&A -- Liquidity and Capital Resources"), there can be no assurance that the Company will not be required to incur significant costs to comply with such regulations in the future. See "MD&A -- Certain Trends and Uncertainties -- We Cannot market and Sell our Products in the United States or in Other Countries if we Fail to Obtain the Necessary Regulatory Approvals."

COMPETITION

    For many of their applications, the Company's products under development will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of antisense technology and controlled-release formulation technology and the development of pharmaceuticals utilizing such technologies. The Company competes with fully integrated pharmaceutical companies that have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Smaller companies may also prove to be significant competitors, particularly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Furthermore, academic institutions, governmental agencies and other public and private research organizations have conducted and will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products that may be offered by the Company. In December 1997, a competitor of the Company, Elan Corporation, received approval of their ANDA for a generic formulation of Oruvail(R) (ketoprofen), and another company, Mylan Laboratories, Inc., filed an ANDA for a generic formulation of procardia XL(R) (nifedipine). See "MD&A -- Certain Trends and Uncertainties -- Our Business Will Suffer if We Fail to Compete Effectively with Our Competitors and to Keep up with New Technologies."

    The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of the Company's or competitors' products. See "MD&A -- Certain Trends and Uncertainties. -- Our Business will Suffer if we Fail to Compete Effectively with Our Competitors and to Keep up with New Technologies." Accordingly, the relative speed with which Genta and Genta Jago can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. The development by others of new treatment methods could render the Company's and Genta Jago's products under development non-competitive or obsolete.

    The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales. See "MD&A -- Certain Trends and Uncertainties -- Need for and Dependence on Qualified Personnel. We may be Unable to Obtain or Enforce Patents and Other Proprietary Rights to Protect our Business and our Business will Suffer if we Fail to Obtain Timely Funding."

    JBL's products address several markets including clinical chemistry, diagnostics, molecular biology and pharmaceutical development. While many customers have specified JBL products in their manufacturing protocols, competition from several international competitors, many of whom have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution, could undermine JBL's competitive position. Competition has come primarily on price for some key JBL products for pharmaceutical development and from competing technologies in diagnostics and molecular biology.

HUMAN RESOURCES

    As of March 1, 2000, Genta had nine employees, three of whom held doctoral degrees. Four employees were engaged in development activities and five were in administration. Most of the management and professional employees of the Company have had prior experience and positions with pharmaceutical and biotechnology companies. Genta believes it maintains satisfactory relations with its employees. See "MD&A -- Certain Trends and Uncertainties -- Need for and Dependence on Qualified Personnel."

ITEM 2.  PROPERTIES

    Effective March 1, 1998, the Company reduced its leased space in San Diego to 4,732 square feet and closed its laboratory facilities at this site. The Company further reduced its leased space in December 1, 1998 to 3,944 square feet. In April 1999, the Company moved its headquarters to Lexington, Massachusetts, and entered into a two-year sub-lease effective April 1, 1999 for 2,400 square feet. In February 2000, the Company received notice of lease cancellation by the overtenant, effective August 31, 2000. The Company is currently searching for new lease space.

    Genta Europe leased approximately 10,000 square feet of office, laboratory and manufacturing space in Marseilles, France. The lease was cancelable in 2003 and expired in 2005. In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseille. Following the filing of this claim and in consideration of the request for payment of the loan from the ANVAR, Genta Europe's Board of Directors directed management to declare a "Cessation of Payment". In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 1999, approximately $101,500) and early termination payment of FF1,852,429 (as of December 31, 1999, approximately $283,600). A court hearing has been scheduled for May 15, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution.

ITEM 3.  LEGAL PROCEEDINGS

    On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleged in the Complaint that the Company had breached the Johns Hopkins Agreement (see "Business -- Anticode(TM) Brand of Antisense Oligonucleotide Programs -- Oligonucleotide Collaborative and Licensing Agreements -- Ts'o/Miller/Hopkins") and owed it licensing royalty fees and related expenses in the amount of $308,832; of which amount included, $287,671 representing claims made by the Ts'o/Miller Partnership pursuant in a Summons and Complaint received by the Company's statutory process agent on August 10, 1998. Johns Hopkins also alleged the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. As of December 31, 1998, the Company had accrued $635,000 relating to the estimated cost to settle these claims.

    In August 1999, the Company settled lawsuits with Johns Hopkins and the Ts'o/Miller Partnership for $380,000. As part of the settlement of claims, the Company agreed to pay $180,000 in cash over a six-month period of which $52,500 remains outstanding as of December 31, 1999 and issued 69,734 shares of Common Stock to Johns Hopkins, acting on its behalf and on behalf of Ts'o/Miller Partnership, sufficient to provide a value of $200,000. The stock was sold by a broker under an agreement between the Company and Johns Hopkins, with the proceeds from such sales delivered to Johns Hopkins. The excess of the previously accrued settlement costs over the actual settlement cost has been recorded as a reduction to general and administrative expenses in 1999.

    During 1995, Genta Europe received approximately 5.4 million French Francs (as of December 31, 1999, approximately $826,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 1999, approximately $641,000) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

    On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 1999, approximately $101,500) and early termination payment of FF1,852,429 (as of December 31, 1999, approximately $283,600). A court hearing has been scheduled for May 15, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On December 31, 1999, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

    In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL show that PCEs and chloroform have decreased in all but one of the monitoring sites. Based on an estimate provided to the Company by the consulting firm, the Company accrued $65,000 in 1999 relating to remedial costs. Prior to 1999, such costs were not estimable, and therefore, no loss provision had been recorded. The company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

    JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the second quarter 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) Market Information

    Throughout 1996 and in the beginning of 1997, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "GNTA." Beginning February 7, 1997, the Company's Common Stock traded in the over-the-counter market on the Nasdaq SmallCap Market, initially under the symbol "GNTAC." During the 20 trading days immediately following the Company's reverse stock split effected on April 7, 1997, the Company's Common Stock traded under the symbol "GNTCD." Genta resumed trading under the symbol "GNTA" on July 24, 1997. In February 2000, the Company filed an application to Nasdaq to resume trading on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq (as adjusted for the Reverse Stock Split).

                                                                        HIGH       LOW
                                                                        ----       ---
1998
First Quarter...................................................      1 5/32        3/4
Second Quarter..................................................      1 1/2       23/32
Third Quarter...................................................      1 5/32        5/8
Fourth Quarter..................................................      1 11/32       7/8

1999
First Quarter...................................................      3          1 5/32
Second Quarter..................................................      4 1/16     1 15/16
Third Quarter...................................................      2 3/32     2
Fourth Quarter..................................................      8 1/4      2 7/16

   (b) Holders

    There were 555 holders of record of the Company's common stock as of March 10, 2000.

   (c) Dividends

    The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its common stock until such time as all cumulative dividends have been paid on outstanding shares of its Series D convertible preferred stocks. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series D convertible preferred stock, for the development of its business. See "MD&A -- Liquidity and Capital Resources."

    (d) Recent Sales of Unregistered Securities

    In February 1997, the Company raised gross proceeds of $3 million in a private placement, to The Aries Fund, a Cayman Islands Trust, and the Aries Domestic Fund, LP (collectively the "Aries Funds"), of Convertible Notes and warrants to purchase common stock ("Bridge Warrants"). The Convertible Notes, together with accrued interest thereon, were converted pursuant to their terms into an aggregate of 65,415 shares of Series D Preferred Stock, which in turn are convertible, at $ 0.8848 per share, into 7,393,203 shares of common stock. The Bridge Warrants permit the purchase of up to an aggregate of 7,741,935 shares of Common Stock at an exercise price of $0.3875 per share (subject to adjustment upon the occurrence of certain events). Pursuant to the Note and Warrant Purchase Agreement dated as of January 28, 1997 between the Company and the Aries Funds (the "Note and Warrant Purchase Agreement"), the Aries Funds have the right to appoint a majority of the members of the Board of Directors of the Company. See "MD&A -- Certain Trends and Uncertainties -- There Currently Exists Certain Interlocking Relationships and Potential Conflicts of Interest."

    On June 6, 1997, the Aries Funds entered into a Line of Credit Agreement with the Company pursuant to which the Aries Funds provided the Company with a line of credit of up to $500,000, which subsequently was repaid, in consideration for warrants (the "Line of Credit Warrants") to purchase 62,035 shares of Common Stock exercisable at $ 2.015 per share, subject to adjustment upon the occurrence of certain events.

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

    On June 30, 1997, a total of 161.58 Premium Preferred Units(TM) ("Units") were sold to accredited investors in a private placement (the "Private Placement"). Such sale was made in reliance on the exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended ("The Securities Act"). Each unit sold in the Private Placement consists of 1,000 shares of Premium Preferred Stock(TM) (Series D Preferred Stock), par value $0.001 per share, stated value $100.00 per share, and warrants to purchase 5,000 shares of the Company's common stock, par value $0.001 per share, at any time prior to the fifth anniversary of the final closing date ("Class D Warrants"). A total of $16,158,000 was raised. The net proceeds to the Company were $13,957,262. The respective conversion and exercise price of the Series D Preferred Stock and the Class D Warrants is $0.8848 and $0.8754 per share of common stock, respectively, subject to adjustment upon the occurrence of certain events. In connection with the Private Placement, the placement agent -- Paramount Capital, Inc. -- received cash commissions equal to 9% of the gross sales price and a non-accountable expense allowance equal to 4% of the gross sales price, and the placement agent received warrants to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company has entered into a financial advisory agreement with the placement agent pursuant to which the financial advisor is entitled to receive certain cash fees and has received warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit.

    The Company was contractually required to file, and had filed, a Registration Statement on Form S-3 with the Securities and Exchange Commission (the "SEC") under the Securities Act with respect to the common stock issuable upon conversion and upon exercise of the securities issued in the private placement consummated in February 1997 and the Private Placement. This registration statement has not been declared effective. In November 1999, the Company issued warrants to acquire 550,000 shares of Common Stock in full satisfaction of its obligation to file and have declared effective a shelf registration statement pursuant to the Note and Warrant Purchase Agreement.

    On May 29, 1998, the Company requested, and subsequently received, consents (the "Letter Agreements") from the holders of a majority of the Series D Preferred Stock to waive the Company's obligation to use best efforts to obtain the effectiveness of a registration statement with the SEC as to Common Stock issuable upon conversion of Series D Preferred Stock and exercise of Class D Warrants. In exchange, the Company agreed to waive the contractual "lock-up" provisions to which such consenting holders were subject and which provisions would have prevented the sale of up to 75% of their securities for a nine-month period following the effectiveness of the registration statement; and to extend to January 29, 1999 from June 29, 1998 the Reset Date referred to in the Certificate of Designations of the Series D Preferred Stock. In addition, through the Letter Agreements, the Company agreed to issue to such holders warrants to purchase at $0.8754 per share, an aggregate of up to 807,900 shares of Common Stock, subject to certain anti-dilution adjustments, exercisable until June 29, 2002. The shares were valued at approximately $633,000 and recorded as a dividend. The Company had conditioned the effectiveness of such consent on its acceptance by a majority of the Series D Preferred Stockholders. The Series D Preferred Stock began earning dividends, payable in shares of the Company's Common Stock, at the rate of 10% per annum subsequent to the new Reset Date of January 29, 1999.

    In December 1999, the Company raised gross proceeds of approximately $11.4 million (approximately $10.4 million net of placement costs) through the private placement of 114 units at $100,000 per unit or $3.00 per share. Each unit sold in the private placement consisted of (i) 33,333 shares of Common Stock, par value $.001 per share, and (ii) warrants to purchase 8,333 shares of the Company's common stock at any time prior to the fifth anniversary of the final closing (the "Warrants"). The Warrants are convertible at the option of the holder into shares of Common Stock at an initial conversion rate equal to the average closing bid price for 20 days preceding the closing date of the private placement, or $4.83 per share (subject to antidilution adjustment). In connection with the private placement, the placement agent -- Paramount Capital, Inc. -- received cash commissions equal to 7.5% of the gross sales price, reimbursable expenses up to $125,000 and warrants to purchase up to 10% of the units sold in the private placement for 110% of the offering price per unit. See "MD&A -- Certain Trends and Uncertainties -- If We Cease Doing Business and Liquidate our Assets, We are Required to Distribute Proceeds to Holders of our Preferred Stock Before we Distribute Proceeds to Holders of our Common Stock and Volatility of Stock Price; Market Overhang From Convertible Securities and Warrants."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                          YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------------------
                                                                           1995        1996         1997        1998         1999
                                                                           ----        ----         ----        ----         ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Consolidated Statements of Operations Data:
   Gain on sale of technology .....................................    $      -     $    373     $      -     $      -     $      -
   Related party contract revenue .................................          --        1,559          350           55           --
   Collaborative research and development .........................       1,125           --           50           50           --
                                                                       --------     --------     --------     --------     --------
                                                                          1,125        1,932          400          105           --
                                                                       --------     --------     --------     --------     --------
Costs and expenses
   Research and development .......................................       9,764        4,592        3,309        2,116        5,334
   Charge for acquired in-process research and development ........       4,762           --           --           --           --
   General and administrative .....................................       4,493        5,096        6,132        4,020        5,999
   LBC Settlement .................................................          --           --          600          547           --
                                                                       --------     --------     --------     --------     --------
                                                                         19,019        9,688       10,041        6,683       11,333
                                                                       --------     --------     --------     --------     --------
Loss from operations ..............................................     (17,894)      (7,756)      (9,641)      (6,578)     (11,333)
Equity in net income (loss) of joint venture ......................      (6,913)      (2,712)      (1,193)        (132)       2,449
Net loss of liquidated foreign subsidiary .........................          --           --           --          (98)          --
Other income (expense), net .......................................           7         (745)      (2,850)         (38)          22
                                                                       --------     --------     --------     --------     --------
Net loss from continuing operations ...............................    $(24,800)    $(11,213)    $(13,684)    $ (6,846)    $ (8,862)
Loss from discontinued operations .................................        (566)        (879)      (1,741)        (739)        (189)
Gain on sale of discontinued operations ...........................          --           --           --           --        1,607
                                                                       --------     --------     --------     --------     --------
Net loss ..........................................................     (25,366)     (12,092)     (15,425)      (7,586)      (7,444)
Preferred Stock dividends .........................................      (3,551)      (4,873)     (17,853)        (633)     (10,085)
                                                                       --------     --------     --------     --------     --------
Net loss applicable to common shares ..............................    $(28,917)    $(16,965)    $(33,278)    $ (8,219)    $(17,529)
                                                                       ========     ========     ========     ========     ========
Continuing operations .............................................    $ (14.53)    $  (5.39)    $  (7.13)    $  (1.06)    $  (1.07)
Discontinued operations ...........................................       (0.29)       (0.30)       (0.39)       (0.11)        0.08
                                                                       --------     --------     --------     --------     --------
Net loss per share (1) ............................................    $ (14.82)    $  (5.69)    $  (7.52)    $  (1.17)    $  (0.99)
                                                                       ========     ========     ========     ========     ========
Weighted average shares used in computing net loss per share ......       1,952        2,983        4,422        7,000       17,784
Deficiency of earnings to meet combined fixed charges and preferred
       stock dividends (2) ........................................    $(28,917)    $(16,965)    $(33,278)    $ (8,219)    $(17,529)



                                                                                         YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------------
                                                                         1995         1996         1997       1998       1999
                                                                         ----         ----         ----       ----       ----
                                                                                              (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ...............    $    262     $    532     $  8,456    $  2,458    $ 10,101
Working capital (deficit)  ......................................      (2,981)      (3,816)       5,807       3,629       9,434
Total assets ....................................................      11,351        8,806       15,079       7,551      12,228
Notes payable and capital lease obligations, less current portion       2,334          118           --          --          --
Total stockholders' equity ......................................       4,258        4,074        9,425       2,959      10,206


(1) Computed on the basis of net loss per common share described in Note 1 of Notes to Consolidated Financial Statements.

(2) The Company has incurred losses and, thus, has had a deficiency in fixed charges and preferred stock dividend coverage since inception.

The above selected financial data reflects discontinued operations and balance sheet data of JBL as a result of the sale of JBL in May 1999. See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses due to continued requirements for ongoing research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities, and establishment of a sales and marketing organization. From the period since its inception to December 31, 1999, the Company has incurred a cumulative net loss of $139.5 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue, although mitigated by recent developments.

    The Company has been reducing its human and other resources to reduce expenses while focusing its research and development ("R&D") efforts. Genta's strategy is to build a product and technology portfolio, primarily, but not exclusively, focused on its Anticode(TM) (antisense) products. To this end, the Company has significantly reduced its involvement with respect to its 50% investment in an R&D joint venture, Genta Jago, through an interim agreement reached in March 1999. The Company also entered into an Asset Purchase Agreement on March 19, 1999 for the sale of substantially all of the assets and certain liabilities of the Company's wholly owned specialty chemicals subsidiary JBL Scientific, Inc. ("JBL") for cash, a promissory note and certain pharmaceutical development services in support of Genta's G3139 development project. The transaction was completed on May 10, 1999. Following the sale of JBL, the Company is operating as one business segment. Accordingly, the following information and accompanying financial statements reflect JBL as a discontinued operation. The Company has closed its operation in France. The Company has also closed its facilities in San Diego, California and has moved its headquarters to Lexington, Massachusetts as of the second quarter of 1999.

    In August 1999, the Company acquired Androgenics Technologies, Inc., a wholly owned entity of the Company's majority stockholder. Androgenics is a company with license rights to a series of compounds invented at the University of Maryland, Baltimore to treat prostate cancer. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of Common Stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization.

    The Company has recently completed a private placement for $11.4 million; however, its ability to continue operations beyond the first quarter of 2001 depends upon the Company's success in obtaining additional funding. There can be no assurance that the Company will be able to obtain additional funds on satisfactory terms or at all. There are several factors that must be considered risks in that regard and those that are known to management are discussed in "MD&A -- Certain Trends and Uncertainties."

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

    Operating revenues totaled $0.4 million in 1997 compared to $0.1 million in 1998 and zero in 1999. The changes in operating revenue have largely reflected the Company's lessened involvement in Genta Jago development activities. Related party contract revenues decreased from $350,000 in 1997, to $55,000 in 1998 and zero in 1999. It is anticipated that, as the Company has reduced its resources and focused them on its development of its lead Anticode(TM) oligonucleotide, G3139, this trend will continue. It should be noted that at the same time, the Company has reduced its commitment to provide funds to Genta Jago. On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. The completion of the sale of the assets of JBL resulted in a significant decrease in ongoing revenues, as all of the Company's historical product sales have been attributable to JBL.

    Collaborative research and development revenues were $50,000 annually in 1997 and 1998 and zero in 1999, recognized pursuant to the Company's collaboration with Johnson & Johnson Consumer Products, Inc. See "Business -- Anticode(TM) Brand of Antisense Oligonucleotide Programs, -- Oligonucleotide Collaborative and Licensing Agreements and -- Other Anticode Agreements." The above agreement has expired.

    Costs and expenses totaled $10.0 million in 1997 compared to $6.7 million in 1998 and $11.3 million in 1999. Primarily, the overall decrease between 1997 and 1998 reflects reduced research and development and general and administrative charges offset by non-recurring charges related to restructuring. The decrease in R&D expenses is the result of work force reductions and related closure of research and development facilities in San Diego. The increase from 1998 to 1999 reflects increases in clinical trials and related drug supply, salaries and non-cash stock compensation charges.

    Services and capabilities that have not been retained within the Company are out-sourced through short-term contracts or from consultants. All preclinical biology and clinical trial work are now conducted through such collaborations with external scientists and clinicians. The Company anticipates that, if sufficient collaborative revenues and other funding are available, research and development expenses may increase in future years due to requirements for preclinical studies, clinical trials, the G3139 Anticode oligonucleotide program and increased regulatory costs. The Company will be required to assess the potential costs and benefits of developing its own Anticode(TM) oligonucleotide manufacturing, marketing and sales activities if and as such products are successfully developed and approved for marketing, as compared to establishing a corporate partner relationship.

    Research and development expenses totaled $3.3 million in 1997, $2.1 million in 1998, and $5.3 million in 1999. The decrease in research and development expenses between 1997 and 1998 is primarily attributable to the Company's re-deployment of certain employees, and related workforce reductions implemented in 1997 together with the discontinuation of several programs. Research and development and certain other services the Company provided to Genta Jago under the terms of the joint venture were significantly reduced over the period from 1997 through 1999. These amounts were $350,000 in 1997, $55,000 in 1998 and zero in 1999. The increase between 1998 and 1999 is due primarily to expanded clinical trials and non-cash stock compensation charges of $1,128,900.

    It is anticipated that research and development expenses will continue to increase in the future, assuming the Company obtains sufficient financing, as the development program for G3139 expands and more patients are treated in clinical trials at higher doses, through longer or more treatment cycles, or both. Furthermore, the Company is pursuing other opportunities for new product development candidates, which, if successful, will require additional research and development expenses. There can be no assurance, however, that the trials will proceed in this manner or that the Company will initiate new development programs.

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

    General and administrative expenses were $6.1 million in 1997, $4.0 million in 1998, and $6.0 million in 1999. The $2.1 million decrease from 1997 to 1998 reflects reductions in staff and in accounting and legal expenses. Legal expenses were higher in 1997 due to several factors: successfully defending the litigation brought by certain of the Company's preferred stockholders challenging a $3.0 million investment made in February 1997, which litigation was resolved in the Company's favor in April 1997; and the Company's successful efforts to avoid a potential Nasdaq delisting associated with the equity offerings consummated in 1997. The increase from 1998 to 1999 reflects primarily non-cash stock compensation charges of $1,945,400 and accrual for severance due to change in management. See "Legal Proceedings" and "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities." As a continuation of its 1995 restructuring plan, in May 1997, Genta again reassessed its personnel requirements and established another termination plan involving the termination of 12 research and administrative employees. The Company recorded general and administrative expenses of $868,000 in the second quarter of 1997 for accrued severance costs. In 1998, three additional staff personnel left the Company, and two senior managers joined the Company. Another senior manager joined the Company in 1999. Although the Company has reduced its work force to a core group of corporate personnel, the remaining team is able to maintain Genta's operations in the development of G3139.

    The Company recorded charges to general and administrative expenses of $600,000, $577,000 and $523,400 in 1997, 1998 and 1999, respectively, to account for the carrying value of abandoned patents no longer related to the research and development efforts of the Company. The Company's policy is to evaluate the appropriateness of carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to identify a material impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents, seek to out-license them, or abandon them.

    The Company's equity in net loss of its joint venture (Genta Jago) totaled $1.2 million in 1997, compared to $0.1 million in 1998 and a net gain of $2.4 million in 1999. The decrease in the Company's equity in net loss of its joint venture during 1998 relative to 1997 is largely attributable to the fact that development efforts became focused exclusively on GEOMATRIX-based products and a greater portion of development activities were funded pursuant to Genta Jago's collaborative agreements with third parties. The operating results of Genta Jago are based primarily on three factors. First, Genta Jago receives collaborative research and development revenue from third parties. Secondly, Genta Jago is billed by Jagotec and Genta for research and development costs associated with Genta Jago projects. Thirdly, there are general and administrative costs associated with the joint venture.

    The increase in equity in net income of joint venture from 1998 to 1999 is due to an agreement signed on March 4, 1999, between the Company and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago, the joint venture between the Company and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its liability relative to the Company's recorded deficit in the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999. Also, according to revised revenue sharing agreements, the Company reported approximately $164,500 for its proportionate share of net income of Genta Jago in relation to SkyePharma's royalty agreement, with Elan Pharmaceuticals, for Genta Jago's product, Naproxen.

    Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates during each period.

    Interest expense was $3.3 million in 1997, $8,700 in 1998 and $ 200 in 1999. In consideration of a beneficial conversion feature on a debt instrument, the Company recorded $666,667 in imputed interest on $2.0 million in 4% Convertible Debentures due August 1, 1997, that were originally issued in September 1996 and were converted at a 25% discount to market. The discount represents an effective interest rate of 38%. The Company recorded a $3.0 million charge to imputed interest in 1997 related to value associated with 6.4 million Bridge Warrants issued in connection with a $3.0 million debt issue in February 1997.

    In consideration of a beneficial conversion feature on a convertible equity security, the Company recorded $16,158,000 in imputed dividends for discounted conversion terms and liquidation preference of the Series D Preferred Stock issued in the Private Placement.

RECENT ACCOUNTING PRONOUNCEMENTS

    On June 16, 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. The Company is currently evaluating the impact of this pronouncement and does not believe adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $134.9 million through December 31, 1999, including net proceeds of $10.4 million raised in 1999 and $17.0 million raised during 1997. At December 31, 1999, the Company had cash, cash equivalents and short-term investments totaling $10.1 million compared to $2.5 million at December 31, 1998. Management believes that at the current rate of spending, the Company will have sufficient cash funds to maintain its present operations through December 31, 2000.

    The Company will need substantial additional funds before it can expect to realize significant product revenue. To the extent that the Company is successful in accelerating its development of G3139 or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A -- Certain Trends and Uncertainties -- Claims of Genta's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financing, will be required in order for the Company to continue its planned operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs;
(ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A -- Certain Trends and Uncertainties -- Our Business Will Suffer if We Fail to Obtain Timely Funding."

    If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue to expand its ongoing research and development activities, preclinical testing and clinical trials, costs associated with the market introduction of potential products, and expansion of its administrative activities. As previously discussed in the MD&A Overview, the Company entered into an Asset Purchase Agreement with Promega Corporation on March 19, 1999. Under the agreement, a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for $4.8 million in cash, a $1.2 million promissory note, and pharmaceutical development services to be provided to Genta.

    In connection with the Genta Jago joint venture formed in late 1992 and expanded in May 1995, the Company provided funding to Genta Jago pursuant to a working capital loan agreement that expired in October 1998. As of December 31, 1998, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and credits, which amount fully satisfied what the Company believes is the loan commitment established by the parties through December 31, 1998 and in relation to the interim agreement signed on March 4, 1999. Such loans bore interest at rates per annum ranging from 5.81% to 7.5%, and were payable in full on October 20, 1998. Genta Jago repaid Genta $1 million in principal of its working capital loans, in November 1996, from license fee revenues. See "MD&A -- Certain Trends and Uncertainties -- Claims of Genta's Default Under Various Agreements."

    On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into the interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago and SkyePharma agreed to be responsible for the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. Accordingly, the Company reversed its $2.3 million deficit in joint venture and effectively forgiving payment of working capital loans to Genta Jago.

     In August 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), a wholly owned entity of the Company's majority stockholder. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of Common Stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization. The acquisition was accounted for as a transfer between companies under common control. The cash and warrants were issued in exchange for 100% of the shares of Androgenics and licensed technology and the assumption of a research and development agreement with the University of Maryland, Baltimore. The 1,000,000 warrants were accounted for as a deemed distribution based on their fair value of $440,500. The $132,000 in cash was also accounted for as a deemed distribution. The assets and liabilities of Androgenics as of December 31, 1999 and the results of its operations for the year ended are immaterial.

    Through December 31, 1999, the Company had acquired $10.4 million in property and equipment of which $5.5 million was financed through capital leases and other equipment financing arrangements, $3.6 million was funded in cash and the remainder was acquired through the Company's acquisition of JBL. The Company has commitments associated with its operating leases as discussed further in
Note 7 to the Company's consolidated financial statements. In 1997, the Company bought out its equipment finance loan balance with the $251,000 in security deposits then held by the equipment finance company. During 1998 and 1999, fixed assets decreased due to the sale of furniture and equipment incident to the reduction of operations at Genta Pharmaceuticals Europe and the closure of the research and development laboratory at Genta's San Diego facility. Leasehold improvements were written off by approximately $353,000 to general and administrative expense due to the elimination of operations at Genta Pharmaceuticals Europe. In 1997, the Company discontinued its effort to develop a capability at JBL to manufacture oligonucleotides and wrote off $530,000 to research and development expense.

    In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination. Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL show that PCEs and chloroform have decreased in all but one of the monitoring sites. Based on an estimate provided to the Company by the consulting firm, the Company accrued $65,000 in 1999, relating to remedial costs. Prior to 1999, such costs were not estimable, and therefore, no loss provisions had been recorded. Pursuant to the JBL agreement, the Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs associated with further investigation or remediation will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

    JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the second quarter 2000. While the terms of a settlement with the EPA have not been finalized, they should contain standard contribution, protection and release language. JBL is investigating all factual and legal defenses that are available to it and plans on responding to this matter accordingly. See "MD&A -- Certain Trends and Uncertainties -- We Cannot Market and Sell our Products in the United States or in Other Countries if We Fail to Obtain the Necessary Regulatory Approvals." The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

    In December 1999, the Company raised gross proceeds of approximately $11.4 million (approximately $10.4 million net of placement costs) through the private placement of 114 units. Each unit sold in the private placement consists of (i) 33,333 shares of Common Stock, par value $.001 per share, and (ii) warrants to purchase 8,333 shares of the Company's common stock at any time prior to the fifth anniversary of the final closing (the "Warrants"). The Warrants are convertible at the option of the holder into shares of Common Stock at an initial conversion rate equal to the market price of $4.83 per share (subject to antidilution adjustment).

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

    In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock") in a private placement of units consisting of (i) one share of Series A Preferred Stock and
(ii) one warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit. Each share of Series A Preferred Stock is immediately convertible, at any time prior to redemption, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. From January 1 through October 31, 1998, each share of Series A Preferred Stock was convertible into 7.255 shares of Common Stock. From November 1 through December 31, 1998, each share of Series A Preferred Stock was convertible into 7.333 shares of Common Stock. At December 31, 1999 each share of Series A Preferred Stock was convertible into 7.3825 shares of common stock.

    Terms of the Company's Series A Preferred Stock require the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $5 per share per annum in the third and fourth years. Dividends were to be paid in cash or common stock or a combination thereof, at the Company's option. Dividends on the Series A Preferred Stock accrued on a daily basis (whether or not declared) and accumulated to the extent not paid on the annual dividend payment date following the dividend period for which they accrued. The Company may redeem the Series A Preferred Stock under certain circumstances, and was required to redeem the Series A Preferred Stock, subject to certain conditions, in September 1996 at a redemption price of $50 per share, plus accrued and unpaid dividends (the "Redemption Price"). The Company elected to pay the Redemption Price in Common Stock in order to conserve cash and was required under the terms of the Series A Preferred Stock to use its best efforts to arrange for a firm commitment underwriting for the resale of such Common Stock which would allow the holders ultimately to receive cash instead of securities for their Series A Preferred Stock. Despite using its best efforts, the Company was unable to arrange for a firm commitment underwriting. Therefore, under the terms of the Series A Preferred Stock, Genta was not required to redeem such Series A Preferred Stock in cash, but rather was required to redeem all shares of Series A Preferred Stock held by holders who elected to waive the firm commitment underwriting requirement and receive the redemption price in shares of Common Stock. A waiver of the firm commitment underwriting was included as a condition of such redemption. The terms of the Series A Preferred Stock do not impose adverse consequences on the Company if it is unable to arrange for such an underwriting despite its reasonable efforts in such regard. In September 1996, holders of 55,900 shares of Series A Preferred Stock redeemed such shares and related accrued and unpaid dividends for an aggregate of 242,350 shares of the Company's Common Stock. The effect on the financial statements of the redemption was a reduction in Accrued dividends on preferred stock, a reduction in the Par value of convertible preferred stock, an increase in the Par value of Common Stock, and an increase in Additional paid-in capital. Should the remaining shares of Series A Preferred stock be redeemed for, or converted into, the Company's Common Stock, the effect on the financial statements will be the same as that previously described. The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series A and Series D Preferred Stock have been paid. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series A and Series D Preferred Stock, for the development of its business. See "MD&A -- If We Cease Doing Business and Liquidate our Assets, We are Required to Distribute Proceeds to Holders of our Preferred Stock Before we Distribute Proceeds to Holders of our Common Stock and Volatility of Stock Price; Market Overhang From Convertible Securities and Warrants."

    The Company continually evaluates its intangible assets for impairment. If evidence of impairment is noted, the Company determines the amount of impairment and charges such impairment to expense in the period that impairment is determined. Through December 31, 1998, management has considered projected future cash flows from product sales, collaborations and proceeds on sale of such assets and, other than the $600,000, $577,000 and $523,400 charge recorded in 1997, 1998 and 1999 respectively, related to the disposal of certain patents, has determined that no additional impairment exists. See "MD&A -- Results of Operations."

IMPACT OF YEAR 2000

    The Company has acquired and installed new computer hardware and upgraded software in its facility. The total year 2000 project cost was $31,600 and has been completed. As a result of the modifications to existing software and conversions to new software, the Company experienced no significant operational problems for its computer systems related to the year 2000 date change. The Company will continue to monitor its mission critical computer application and those of its suppliers throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

CERTAIN TRENDS AND UNCERTAINTIES

    In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully.

   Our business will suffer if we fail to obtain timely funding.

    Our operations to date have consumed substantial amounts of cash. Based on our current operating plan, we believe that our available resources, including the proceeds from our recent private offering, will be adequate to satisfy our capital needs into the first quarter 2001. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and bioequivalence and clinical trials, competitive and technological advances, and regulatory processes of the FDA and other regulatory authority. If our operations do not become profitable before we exhaust existing resources, we will need to raise substantial additional financing in order to continue our operations. We may seek additional financing through public and private resources, including debt or equity financing, or through collaborative or other arrangements with research institutions and corporate partners. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital by issuing equity, or securities convertible into equity, the ownership interest of existing Genta stockholders will be subject to further dilution and share prices may decline. If we are unable to raise additional financing, we will need to do the following:

- delay, scale back or eliminate some or all of our research and product development programs;

- license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves;

-        sell Genta to a third party;

-        to cease operations; or

-        declare bankruptcy.

   Our products are in an early stage of development.

     Most of our resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While we have demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro in animals, only one of these potential Anticode(TM) oligonucleotide products, G3139, has begun to be tested in humans. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive.

   Clinical trials are costly and time consuming and are subject to delays.

     Clinical trials are very costly and time-consuming. How quickly we are able to complete a clinical study depends upon several factors, including the size of the patient population, how easily patients can get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Delays in patient enrollment could delay completion of a clinical study and increase its costs, and could also delay the commercial sale of the drug that is the subject of the clinical trial.

     Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

     - inability to obtain sufficient quantities of materials used for clinical trials;

     -        inability to adequately monitor patient progress after treatment;

     -        unforeseen safety issues;

     - the failure of the products to perform well during clinical trials; and

     -        government or regulatory delays.

   We cannot market and sell our products in the United States or in other countries if we fail to obtain the necessary regulatory approvals.

     The United States Food and Drug Administration and comparable agencies in foreign countries impose substantial premarket approval requirements on the introduction of pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more depending upon the type, complexity and novelty of the product. While limited trials of our products have produced favorable results, we cannot apply for FDA approval to market any of our products under development until the product successfully completes its preclinical and clinical trials. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety concerns develop, the FDA could stop our trials before completion. If we are not able to obtain regulatory approvals for use of our products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of our products could be limited.

   We cannot assure the commercial success of our products.

     Even if our products are successfully developed and approved by the FDA and corresponding foreign regulatory agencies, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

     - possible limited market acceptance among patients, physicians, medical centers and third-party payors;

     - our inability to access a sales force capable of marketing the product;

     - our inability to supply a significant amount of product to meet market demand; and

     - the number an relative efficacy of competitive products that may subsequently enter the market.

     In addition, it is possible that we, or our collaborative partners, will be unsuccessful in developing, marketing and implementing a commercialization strategy for our products.

   We may be unable to obtain or enforce patents and other proprietary rights to protect our business.

     Our success will depend to a large extent on our ability to (1) obtain U.S. and foreign patent or other proprietary protection for our technologies, products and processes, (2) preserve trade secrets and (3) operate without infringing the patent and other proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. As a result, our ability to obtain and enforce patents that protect our drugs is highly uncertain and involves complex legal and factual questions.

     We have more than 100 U.S. and international patents and applications to aspects of oligonucleotide technology, which includes novel compositions of matter, methods of large-scale synthesis and methods of controlling gene expression. We may not receive any issued patents based on pending or future applications. Our issued patents may not contain claims sufficiently broad to protect us against competitors with similar technology. Additionally, our patents, our partners' patents and patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under our patents may not cover commercially valuable drugs or processes and may not provide us with any competitive advantage.

     We may have to initiate arbitration or litigation to enforce our patent and license rights. If our competitors file patent applications that claim technology also claimed by us, we may have to participate in interference or opposition proceedings to determine the priority of invention. An adverse outcome could subject us to significant liabilities to third parties and require us to cease using the technology or to license the disputed rights from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

     The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of any pending patent or related litigation could have a material adverse effect on our ability to compete in the marketplace.

   We rely on our collaborative arrangements with research institutions and corporate partners for development of our products.

     Our business strategy depend in part on our continued ability to develop and maintain relationships with leading academic and research institutions and independent researchers. The competition for such relationships is intense, and we can give no assurances that we will be able to develop and maintain such relationships on acceptable terms. We have entered into a number of collaborative relationships relating to specific disease targets and other research activities in order to augment our internal research capabilities and to obtain access to specialized knowledge and expertise. The loss of any of these collaborative relationships could have a material adverse effect on our business.

     Similarly, strategic alliances with corporate partners, primarily pharmaceutical and biotechnology companies, may help us develop and commercialize drugs. Various problems can arise in strategic alliances. A partner responsible for conducting clinical trials and obtaining regulatory approval may fail to develop a marketable drug. A partner may decide to pursue an alternative strategy or alternative partners. A partner that has been granted marketing rights for a certain drug within a geographic area may fail to market the drug successfully. Consequently, strategic alliances that we may enter into in the future may not be scientifically or commercially successful. We may be unable to negotiate advantageous strategic alliances in the future. The absence of, or failure of, strategic alliances could harm our efforts to develop and commercialize our drugs.

   The raw materials for our products are produced by a limited number of suppliers.

     The raw materials that we require to manufacture our drugs, particularly oligonucleotides, are available from only a few suppliers, namely those with access to our patented technology. Furthermore, we currently rely on a potential competitor, which is itself a development stage biotechnology company, to supply us with chemical compounds necessary to the development of our drugs. If these few suppliers cease to provide us with the necessary raw materials or fail to provide us with adequate supply of materials at an acceptable price and quality, we could be materially adversely affected.

   Our business will suffer if we fail to compete effectively with our competitors and to keep up with new technologies.

     The industries in which we operate are highly competitive and may become even more competitive. We will need to continue to devote substantial efforts and expense to research and development in order to maintain a competitive position. It is possible that developments by others may succeed in developing other new therapeutic drug candidates that are more effective and less costly than those that we propose to develop and may render our current and proposed products or technologies obsolete. Many of our competitors have greater financial and human resources and more experience in research and development than we have. Competitors that complete clinical trials, obtain regulatory approvals and begin commercial sales of their products before us will enjoy a significant competitive advantage. We anticipate that we will face increased competition in the future as new companies enter the market and alternative technologies become available.

     Furthermore, biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to compete with these technologies. Any compounds, drugs or processes that we develop may become obsolete before we recover the expenses incurred in developing them.

   The successful commercialization of our products will depend on obtaining coverage and reimbursement for use of our products from third-party payors.

     Our ability to commercialize drugs successfully will depend in part on the extent to which various third parties are willing to reimburse patients for the costs of our drugs and related treatments. These third parties include government authorities, private health insurers, and other organizations, such as health maintenance organizations. Third-party payors often challenge the prices charged for medical products and services. Accordingly, if less costly drugs are available, third party payors may not authorize or may limit reimbursement for our drugs, even if they are safer or more effective than the alternatives. In addition, the federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided and paid for in the United States. In particular, these third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments we collect from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third party reimbursement. Even if we or our partners succeed in bringing therapeutic products to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

   We could become involved in time-consuming and expensive patent litigation and adverse decisions in patent litigation could cause us to incur additional costs and experience delays in bringing new drugs to market.

     The pharmaceutical and biotechnology industries have been characterized by time-consuming and extremely expensive litigation regarding patents and other intellectual property rights. We may be required to commence, or may be made a party to, litigation relating to the scope and validity of our intellectual property rights, or the intellectual property rights of others. Such litigation could result in adverse decisions regarding the patentability of our inventions and products, or the enforceability, validity, or scope of protection offered by our patents. Such decisions could make us liable for substantial money damages, or could bar us from the manufacture, use, or sale of certain products, resulting in additional costs and delays in bringing drugs to market. We may not have sufficient resources to bring any such proceedings to a successful conclusion. It may be that entry into a licensing arrangement would allow us to avoid any such proceedings. We may not be able, however, to enter into any such licensing arrangement on terms acceptable to us, or at all.

     We also may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office and in International Trade Commission proceedings aimed at preventing the importing of drugs that would compete unfairly with our drugs. Such proceedings could cause us to incur considerable costs.

   Our business exposes us to potential product liability.

     The nature of our business exposes us to potential product and professional liability risks, which are inherent in the testing, production, marketing and sale of human therapeutic products. While we are covered against those claims by a product liability insurance policy (subject to various deductibles), we cannot be certain that our insurance coverage will be sufficient to cover any claim. Uninsured product liability could have a material adverse effect on our financial results. Additionally, it is possible that any insurance will not provide us with adequate protection against potential liabilities.

     We have used hazardous materials and could be held liable for damages for past or accidental contamination or injury.

     In October of 1996, JBL hired an environmental consulting firm to investigate an incident of soil and groundwater contamination at JBL's facility. Sampling of soil and groundwater revealed the presence of contaminants. The California Regional Water Quality Control Board is monitoring the situation. Results of recent testing have indicated a reduction in contaminant levels. The Company accrued $65,000 in 1999 to pay for any potential liability. We have agreed to indemnify Promega Corporation, the purchaser of JBL's assets, for any liability that may result from this alleged contamination. We believe that any costs that result from further investigation or remediation will not have a material adverse effect on our operation, but we can give no assurance to that end.

     On October 16, 1998, the Environmental Protection Agency identified JBL as a de minimis potentially responsible party at a California waste disposal facility showing evidence of environmental contamination. The EPA currently estimates that Genta will be required to pay approximately $63,200 to settle its potential liability. We have agreed to indemnify Promega Corporation for any costs resulting from this contamination. Based on the volume amount from the EPA, Genta accrued $75,000 to pay for any potential liability arising from this incident. We are expecting to finalize the terms of settlement by the second quarter of 2000. We believe that any costs that result from further investigation or remediation will not have a material adverse affect on our operation, but we can give no assurance to that end.

   If we cease doing business and liquidate our assets, we are required to distribute proceeds to holders of our preferred stock before we distribute proceeds to holders of our common stock.

     In the event of a dissolution or liquidation of Genta, holders of Genta common stock will not receive any proceeds until holders of 277,100 outstanding shares of Genta Series A preferred stock are paid a $13.9 million dollar liquidation preference and holders of 123,451 outstanding shares of Genta Series D preferred stock are paid a $18.0 million dollar liquidation preference. We are also obligated to issue an additional 36,838 shares of Series D Preferred Stock, with a liquidation preference of $5.2 million, upon the exercise of some outstanding warrants. Furthermore, holders of shares of Genta Series A and D Preferred Stock are contractually entitled to receive cumulative dividends before any dividend payment may be made on the common stock.

   There currently exist certain interlocking relationships and potential conflicts of interest.

     Certain of our affiliates, Aries Domestic Fund, LP, Aries Domestic Fund II, LP, and Aries Trust (together the "Aries Funds") have the contractual right to appoint a majority of the members of our Board of Directors. Paramount Capital Asset Management, Inc. is the investment manager of the Aries Funds. The Aries Funds have the right to convert and exercise their securities into a significant portion of the outstanding common stock. Dr. Lindsay A. Rosenwald, the Chairman and sole stockholder of Paramount Capital Asset Management, is also the

Chairman of Paramount Capital, Inc. and of Paramount Capital Investments, LLC, a New York-based merchant banking and venture capital firm specializing in biotechnology companies. In the regular course of its business, Paramount Capital Inc. identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, the law requires that any transactions between Genta and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, our affiliates, including Paramount Capital Asset Management and Paramount Capital Inc., are not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and we do not expect and you should not expect, that any biomedical or pharmaceutical product or technology developed by any affiliate in the future will be made available to us. In addition, some of our officers and directors may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We cannot assure you that these other companies will not have interests in conflict with ours.

   Concentration of ownership of our stock could lead to a delay or prevent a change of control.

     Our directors, executive officers and principal stockholders and their affiliates own a significant percentage of our outstanding common stock and preferred stock. They also own, through the exercise of options and warrants, the right to acquire even more common stock and preferred stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of Genta.

   Anti-takeover provisions in our certificate of incorporation and Delaware law may prevent our stockholders from receiving a premium for their shares.

     Our certificate of incorporation and by-laws include provisions that could discourage takeover attempts and impede stockholders ability to change management. The approval of 66-2/3% of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of the by-laws and the amendment, if any, of the anti-takeover provisions contained in our certificate of incorporation.

   Loss History; Uncertainty of Future Profitability

    The Company has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to December 31, 1999, the Company has incurred a cumulative net loss of $139.6 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues from product sales have discontinued. "MD&A -- Certain Trends and Uncertainties -- Need for Additional Funds; Risk of Insolvency."

   Authorized Capital Stock

    Following completion of the Offering, the company has an insufficient number of authorized shares of Common Stock to raise additional capital through the issuance of equity securities. The Company intends, at its next annual meeting of stockholders, to submit to a vote of its stockholders an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the company is authorized to issue. Approval of this amendment will require the favorable vote of the holders of a majority of the voting power of the outstanding stock entitled to vote thereon. There can be no assurance that the Company's stockholders will approve such amendment.

   Claims of Genta's Default Under Various Agreements

    During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (or, as of December 31,1999 approximately $826,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 1999), approximately $641,000 and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified Genta Incorporated that it was responsible as a guarantor of the note for the repayment. Genta's agent in Europe has again notified ANVAR that it does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

    On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment". Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 1999, approximately $101,500) and early termination payment of FF1,852,429 (as of December 31, 1999, approximately $283,600). A court hearing has been scheduled for May 15, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On December 31, 1999, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

   Dividends

    The Company has never paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends on its Common Stock until such time as all cumulative dividends have been paid on outstanding shares of its Series D Preferred Stocks. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series D Preferred Stocks, for the development of its business. See "MD&A -- Liquidity and Capital Resources."

   Need for and Dependence on Qualified Personnel

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

   Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants

    The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. As of March 10, 2000, the Company had 28,549,365 shares of Common Stock outstanding. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Since the Company has liquidated its Genta Europe subsidiary, the Company has no material currency exchange or interest rate risk exposure as of December 31, 1999. With the liquidation, there will be no ongoing exposure to material adverse effect on the Company's business, financial condition, or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               GENTA INCORPORATED
                     INDEX TO FINANCIAL STATEMENTS COVERED
                       BY REPORTS OF INDEPENDENT AUDITORS

Genta Incorporated
Reports of Independent Auditors................................................................................       38
Consolidated Balance Sheets at December 31, 1998 and 1999......................................................       40
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.....................       41
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999...........       42
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.....................       45
Notes to Consolidated Financial Statements.....................................................................       46
Genta Jago Technologies B.V. (a development stage company)
Reports of Independent Auditors................................................................................       67
Balance Sheets at December 31, 1997 and 1998...................................................................       69
Statements of Operations for the years ended December 31, 1996, 1997 and 1998 and for the period
   December 15, 1992  (inception) through December 31, 1998....................................................       70
Statement of Stockholders' Equity (Net Capital Deficiency) for the Period December 15, 1992
   (inception) Through December 31, 1998.......................................................................       71
Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 and for the period
    December 15, 1992  (inception) through December 31, 1998...................................................       72
Notes to Financial Statements..................................................................................       73

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Genta Incorporated

    We have audited the accompanying consolidated balance sheets of Genta Incorporated and its subsidiaries as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 2, 2000

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Genta Incorporated

    We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Genta Incorporated for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Genta Incorporated's operations and its cash flows of for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                ERNST & YOUNG LLP
San Diego, California
June 18, 1998

                               GENTA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   December 31,
                                                                                           ----------------------------
                                   ASSETS                                                          1998          1999
                                                                                           ----------------------------
Current assets:
   Cash and cash equivalents ..........................................................    $   1,566,288    $10,100,603
   Short term investments .............................................................          892,372             --
   Notes receivable ...................................................................               --      1,333,739
   Prepaid expenses ...................................................................          405,700             --
   Property held for sale .............................................................          290,000             --
   Other current assets ...............................................................          176,700         22,087
   Net current assets of discontinued operations ......................................        2,606,304             --
                                                                                           ----------------------------
Total current assets ..................................................................        5,937,364     11,456,429
                                                                                           ----------------------------
Property and equipment, net ...........................................................          148,245         30,357
Intangibles, net ......................................................................        1,460,383        576,904
Deposits and other assets .............................................................            5,301        164,500
                                                                                           ----------------------------
Total assets ..........................................................................    $   7,551,293    $12,228,190
                                                                                           ============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................................    $     432,116    $   362,465
   Payable to research institution ....................................................          635,661         52,500
   Accrued compensation ...............................................................           84,888        487,609
   Other accrued expenses .............................................................          580,779        544,728
   Net liabilities of liquidated foreign subsidiary ...................................          574,812        574,812
                                                                                           ----------------------------
Total current liabilities .............................................................        2,308,256      2,022,114
                                                                                           ----------------------------

Deficit in joint venture ..............................................................        2,284,018             --
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible
     preferred stock outstanding:
     Series A convertible preferred stock, $.001 par value;
       447,600 and 277,100 shares issued and outstanding at
       December 31, 1998 and December 31, 1999, respectively, liquidation
       value is $13,855,000 at December 31, 1999 ......................................              448            277
     Series D convertible preferred stock, $.001 par value; 186,021 and 123,451 shares issued and outstanding at December 31, 1998 and December 31, 1999,
       respectively; liquidation value is $22,418,052 at December 31, 1999 ............              186            124
   Common stock; $.001 par value; 65,000,000 shares authorized,
     10,426,215 and 25,456,437 shares issued and outstanding at
     December 31, 1998 and 1999, respectively .........................................           10,426         25,456
   Additional paid-in capital .........................................................      131,260,041    146,862,374
   Accumulated deficit ................................................................     (132,053,657)  (139,497,618)
   Accrued dividends payable ..........................................................        4,476,000      5,134,912
   Deferred compensation ..............................................................         (734,425)    (2,319,449)
                                                                                           ----------------------------
Total stockholders' equity ............................................................        2,959,019     10,206,076
                                                                                           ----------------------------
Total liabilities and stockholders' equity ............................................    $   7,551,293   $ 12,228,190
                                                                                           ============================


                             See accompanying notes.

                               GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Years Ended December 31,
                                                                          ------------------------------------------------------
                                                                                  1997                1998                  1999
                                                                          ------------        ------------          ------------
Revenues:
   Related party contract revenue ...............................         $    350,097        $     55,087          $         --
   Collaborative research and development .......................               50,000              50,000                    --
                                                                          ------------        ------------          ------------
                                                                               400,097             105,087                    --
Costs and expenses:
 Research and development (including non-cash stock compensation
   of zero, $2,410 and $1,128,931) ..............................            3,309,216           2,115,954             5,333,843
General and administrative (including non-cash stock compensation
   of zero, $151,957 and $1,945,415) ............................            6,131,355           4,020,169             5,999,295
LBC settlement ..................................................              600,000             547,000                    --
                                                                          ------------        ------------          ------------
                                                                            10,040,571           6,683,123            11,333,138
                                                                          ------------        ------------          ------------
Loss from operations ............................................           (9,640,474)         (6,578,036)          (11,333,138)
Equity in net (loss) income of
  joint venture .................................................           (1,193,321)           (131,719)            2,448,518
Net loss of liquidated foreign subsidiary .......................                   --             (98,134)                   --
Other income (expense):
   Interest income ..............................................              458,437             272,336               172,310
   Interest expense .............................................           (3,309,120)             (8,661)                 (173)
   Other expense ................................................                   --            (301,587)             (149,027)
                                                                          ------------        ------------          ------------
Net loss from continuing operations .............................          (13,684,478)         (6,845,801)           (8,861,510)
Loss from discontinued operations ...............................           (1,741,339)           (739,965)             (189,407)
Gain on sale of discontinued operations .........................                   --                  --             1,606,956
                                                                          ------------        ------------          ------------
Net loss ........................................................          (15,425,817)         (7,585,766)           (7,443,961)
Preferred stock dividends .......................................          (17,852,677)           (632,790)          (10,084,580)
                                                                          ------------        ------------          ------------
Net loss applicable to common shares ............................         $(33,278,494)       $ (8,218,556)         $(17,528,541)
                                                                          ============        ============          ============
Net income (loss) per share :
  Continuing operations .........................................         $      (7.13)       $      (1.06)         $      (1.07)
  Discontinued operations .......................................                (0.39)              (0.11)                 0.08
                                                                          ------------        ------------          ------------
Net loss per common share .......................................         $      (7.52)       $      (1.17)         $      (0.99)
                                                                          ============        ============          ============
Weighted average shares used in computing net
  income (loss) per common share ................................            4,422,409           7,000,191            17,783,516
                                                                          ============        ============          ============


                             See accompanying notes.

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              For the Years Ended December 31, 1997, 1998 and 1999


                                            Convertible
                                           Preferred Stock                  Common Stock               Additional
                                        ---------------------          ---------------------            Paid-in
                                        Shares         Amount          Shares         Amount            Capital
                                        ------         ------          ------         ------            -------
BALANCE AT DECEMBER 31,
1996 ..........................         529,524        $ 529         3,999,367        $ 3,999        $ 109,490,222
Issuance of common stock for
    services rendered and
    severance .................              --           --            38,400             38               42,000
Return of common stock in
    exchange for forgiveness of
    note receivable ...........              --           --            (1,250)            (1)                  --
Issuance of common stock
    upon conversion of Series A
    convertible preferred stock
    and related accrued
    dividends .................         (71,500)         (71)          518,742            519              714,552
Issuance of common stock
    upon conversion of Series C
    convertible preferred stock
    and related accrued
    dividends .................          (1,424)          (1)          952,841            953               84,257
Issuance of common stock
    upon conversion of
    convertible debentures ....              --           --           204,263            204              358,355
Issuance of Series D
    convertible preferred stock         161,580          162                --             --           13,957,100
Issuance of Series D
    convertible preferred stock
    upon conversion of senior
    secured convertible bridge
    notes and accrued
    interest ..................          65,415           65                --             --            3,270,684
Dividends accrued on
     preferred stock ..........              --           --                --             --           (1,694,677)
Issuance of warrants to
     purchase common stock in
     connection with line of
     credit ...................              --           --                --             --               98,000
Interest imputed on
     convertible debentures ...              --           --                --             --            3,000,000
Net loss ......................              --           --                --             --                   --
                                        -------        -----         ---------        -------        -------------
BALANCE AT DECEMBER 31,
1997 ..........................         683,595        $ 684         5,712,363        $ 5,712        $ 129,320,493


                                                                               Notes
                                                             Accrued         Receivable                         Total
                                       Accumulated          Dividends           from          Deferred      Stockholders'
                                         Deficit             Payable        Stockholders    Compensation        Equity
                                         -------             -------        ------------    ------------        ------
BALANCE AT DECEMBER 31,
1996 ..........................       $(109,042,074)       $ 3,671,532        $(49,976)       $    --       $  4,074,232
Issuance of common stock for
    services rendered and
    severance .................                  --                 --              --             --             42,038
Return of common stock in
    exchange for forgiveness of
    note receivable ...........                  --                 --          49,976             --             49,975
Issuance of common stock
    upon conversion of Series A
    convertible preferred stock
    and related accrued
    dividends .................                  --           (715,000)             --             --                 --
Issuance of common stock
    upon conversion of Series C
    convertible preferred stock
    and related accrued
    dividends .................                  --            (85,209)             --             --                 --
Issuance of common stock
    upon conversion of
    convertible debentures ....                  --                 --              --             --            358,559
Issuance of Series D
    convertible preferred stock                  --                 --              --             --         13,957,262
Issuance of Series D
    convertible preferred stock
    upon conversion of senior
    secured convertible bridge
    notes and accrued
    interest ..................                  --                 --              --             --          3,270,749
Dividends accrued on
     preferred stock ..........                  --          1,694,677              --             --                 --
Issuance of warrants to
     purchase common stock in
     connection with line of
     credit ...................                  --                 --              --             --             98,000
Interest imputed on
     convertible debentures ...                  --                 --              --             --          3,000,000
Net loss ......................         (15,425,817)                --              --             --        (15,425,817)
                                      -------------        -----------        ------          -----         ------------
BALANCE AT DECEMBER 31,
1997 ..........................       $(124,467,891)       $ 4,566,000        $     --        $    --       $  9,424,998


                             See accompanying notes.

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              For the Years Ended December 31, 1997, 1998 and 1999

                                               Convertible
                                             Preferred Stock                   Common Stock               Additional
                                           --------------------            ---------------------           Paid-in
                                          Shares         Amount            Shares         Amount           Capital
                                          ------         ------            ------         ------            -------
BALANCE AT DECEMBER 31,
   1997 (CONTINUED) .............         683,595        $     684         5,712,363       $ 5,712       $ 129,320,493
Issuance of common stock
    upon conversion of Series A
    convertible preferred stock
    and related accrued dividends          (9,000)              (9)           65,295            65              89,944
Issuance of common stock
    upon conversion of Series D
    convertible preferred stock .         (43,874)             (44)        4,648,557         4,649              (4,605)
Shares and warrants issued in
    connection with legal
    settlement ..................           2,900                3                --            --             965,417
Deferred Compensation
    related to stock options ....              --               --                --            --             888,792
Amortization of deferred
    compensation ................              --               --                --            --                  --
Dividends accrued on  preferred
    stock .......................              --               --                --            --            (632,790)
Payment of dividend on Series
    D convertible preferred stock                                                                               632,790
Net loss ........................              --               --                --            --                  --
                                        ---------        ---------        ----------       -------       -------------
BALANCE AT DECEMBER 31,
1998 ............................       $ 633,621        $     634        10,426,215       $10,426       $ 131,260,041

Issuance of common stock
    upon conversion of Series A
    convertible preferred stock
    and related accrued dividends        (170,500)            (171)        1,366,388         1,366           1,641,805
Issuance of common stock
    upon conversion of Series D
    convertible preferred stock .         (69,499)             (69)        7,552,118         7,552              (7,483)
Issuance of common stock in
    connection with a private
    placement, net of issuance
    costs of $1,071,756 .........              --               --         3,809,502         3,809          10,352,940
Issuance of common stock
    in connection with  legal
    settlement ..................              --               --            69,734            70             199,930
Dividends accrued on Series D
    preferred stock .............              --               --                --            --          (7,677,413)

                                                                                Notes
                                                              Accrued         Receivable                         Total
                                        Accumulated          Dividends           from          Deferred      Stockholders'
                                           Deficit             Payable        Stockholders    Compensation        Equity
                                           -------             -------        ------------    ------------        ------
BALANCE AT DECEMBER 31,
   1997 (CONTINUED) .............       $(124,467,891)       $ 4,566,000        $   --       $      --        $  9,424,998
Issuance of common stock
    upon conversion of Series A
    convertible preferred stock
    and related accrued dividends                  --            (90,000)           --              --                  --
Issuance of common stock
    upon conversion of Series D
    convertible preferred stock .                  --                 --            --              --                  --
Shares and warrants issued in
    connection with legal
    settlement ..................                  --                 --            --              --             965,420
Deferred Compensation
    related to stock options ....                  --                 --            --        (888,792)                 --
Amortization of deferred
    compensation ................                  --                 --            --         154,367             154,367
Dividends accrued on  preferred
    stock .......................                  --            632,790            --              --                  --
Payment of dividend on Series
    D convertible preferred stock                               (632,790)
Net loss ........................          (7,585,766)                --            --              --          (7,585,766)
                                        -------------        -----------        ----         ---------        ------------
BALANCE AT DECEMBER 31,
1998 ............................       $(132,053,657)       $ 4,476,000        $   --       $(734,425)       $  2,959,019

Issuance of common stock
    upon conversion of Series A
    convertible preferred stock
    and related accrued dividends                  --         (1,643,000)           --              --                  --
Issuance of common stock
    upon conversion of Series D
    convertible preferred stock .                  --                 --            --              --                  --
Issuance of common stock in
    connection with a private
    placement, net of issuance
    costs of $1,071,756 .........                  --                 --            --              --          10,356,749
Issuance of common stock
    in connection with  legal
    settlement ..................                  --                 --            --              --             200,000
Dividends accrued on Series D
    preferred stock .............                  --          7,677,413            --              --                  --


                             See accompanying notes.

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              For the Years Ended December 31, 1997, 1998 and 1999

                                             Convertible
                                            Preferred Stock                  Common Stock              Additional
                                         ---------------------          ---------------------            Paid-in
                                         Shares         Amount          Shares         Amount            Capital
                                         ------         ------          ------         ------            -------
Payment of dividends in
    common stock for Series
    A and D convertible preferred
    stock including cash for
    fractional shares ...........             --               --        2,009,939            2,010           5,373,417
Issuance of Series D
    convertible preferred stock
    upon exercise of placement
    agency warrants .............          6,929                7               --               --                  (7)
Exercise of Class  D  warrants ..             --               --          178,541              179             166,574
Exercise of stock options .......             --               --           44,000               44              41,981
Deferred Compensation
    related to stock options ....             --               --               --               --           4,659,370
Amortization of deferred
    compensation ................             --               --               --               --                  --
Preferred stock dividends
    accrued in connection with
    related party acquisition ...             --               --               --               --            (572,495)
Payment of preferred stock
    dividends in connection with
    related party acquisition,
    including warrants and cash
    of $131,967 .................             --               --               --               --             440,528
Preferred stock dividends
    accrued in connection with
    issuance of penalty
    warrants ....................             --               --               --               --          (1,834,672)
Payment of preferred stock
    dividends in connection with
    issuance of penalty
    warrants ....................             --               --               --               --           1,834,672
Issuance of stock options in
    connection with the sale of
    discontinued operation ......             --               --               --               --             983,186
Net loss ........................             --               --               --               --                  --
                                        --------       ----------       ----------       ----------       -------------
BALANCE AT DECEMBER 31,
1999 ............................        400,551       $      401       25,456,437       $   25,456       $ 146,862,374
                                        ========       ==========       ==========       ==========       =============

                                                                                     Notes
                                                                   Accrued        Receivable                         Total
                                             Accumulated          Dividends          from          Deferred      Stockholders'
                                              Deficit             Payable        Stockholders    Compensation        Equity
                                              -------             -------        ------------    ------------        ------
Payment of dividends in
    common stock for Series
    A and D convertible preferred
    stock including cash for
    fractional shares ...........                     --        (5,375,501)          --                --                 (74)
Issuance of Series D
    convertible preferred stock
    upon exercise of placement
    agency warrants .............                     --                --           --                --                  --
Exercise of Class  D  warrants ..                     --                --           --                --             166,753
Exercise of stock options .......                     --                --           --                --              42,025
Deferred Compensation
    related to stock options ....                     --                --           --        (4,659,370)                 --
Amortization of deferred
    compensation ................                     --                --           --         3,074,346           3,074,346
Preferred stock dividends
    accrued in connection with
    related party acquisition ...                     --           572,495           --                --                  --
Payment of preferred stock
    dividends in connection with
    related party acquisition,
    including warrants and cash
    of $131,967 .................                     --          (572,495)          --                --            (131,967)
Preferred stock dividends
    accrued in connection with
    issuance of penalty
    warrants ....................                     --         1,834,672           --                --                  --
Payment of preferred stock
    dividends in connection with
    issuance of penalty
    warrants ....................                     --        (1,834,672)          --                --                  --
Issuance of stock options in
    connection with the sale of
    discontinued operation ......                     --                --           --                --             983,186
Net loss ........................             (7,443,961)               --           --                --          (7,443,961)
                                           -------------        ----------       ------       -----------        ------------
BALANCE AT DECEMBER 31,
1999 ............................          $(139,497,618)       $5,134,912       $   --       $(2,319,449)       $ 10,206,076
                                           =============        ==========       ======       ===========        ============


                             See accompanying notes.

                               GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                         ----------------------------------------------------
                                                                             1997                1998               1999
                                                                         ------------        ------------       ------------
OPERATING ACTIVITIES:
Net loss ..............................................................  $(15,425,817)       $(7,585,766)       $ (7,443,961)
Items reflected in net loss not requiring cash:
    Depreciation and amortization .....................................     1,022,432            957,583             524,552
    Equity in net loss (income) of joint venture ......................     1,193,321            131,719          (2,448,518)
    Gain on sale of discontinued operations ...........................            --                 --          (1,606,956)
    Loss on disposal of fixed assets ..................................     1,130,809            340,808             149,026
    Loss on abandonment of patents ....................................       600,000            576,544             523,786
    Interest accrued on convertible notes and debentures ..............       279,308                 --                  --
    Fair value of warrants issued in connection with line of credit ...        98,000                 --                  --
    LBC settlement ....................................................       568,420            547,000                  --
    Forgiveness of shareholder note ...................................        49,976                 --                  --
    Fair value of common stock issued for severance and services ......        42,038                 --                  --
    Compensation expense related to stock options .....................            --            154,367           3,074,346
    Interest imputed on convertible debentures ........................     3,000,000                 --                  --
Changes in operating assets and liabilities:
         Accounts receivable ..........................................       233,650           (400,962)            352,410
         Inventories ..................................................       166,235           (137,603)             (2,904)
         Prepaids and other assets ....................................       (33,349)          (382,166)            408,944
         Accounts payable, accrued expenses and other .................    (1,036,342)           268,278            (789,775)
         Deferred revenue .............................................         5,449           (198,570)                 --
                                                                          -----------        ------------       ------------
Net cash used in operating activities .................................    (8,105,870)        (5,728,768)         (7,259,050)
INVESTING ACTIVITIES:
    Purchase of short-term investments ................................    (8,771,737)        (1,882,290)           (501,400)
    Maturities of short-term investments ..............................     2,509,737          7,251,918           1,393,772
    Purchase of property and equipment ................................       (34,246)          (303,556)            (37,983)
    Proceeds from sale of property and equipment ......................        70,691             57,686              66,087
    Principal payments received on notes receivable ...................            --                 --             120,000
    Proceeds from sale of discontinued operations, net of expenses ....            --                 --           4,371,380
    Purchase of intangibles ...........................................            --                 --            (100,000)
    Acquisition of related party ......................................            --                 --            (131,967)
    Loans receivable from joint venture ...............................      (595,771)           (51,754)                 --
    Deposits and other ................................................       (67,331)            37,575               5,069
                                                                          -----------        ------------       ------------
Net cash provided (used in) by investing activities ...................    (6,888,657)         5,109,579           5,184,958
FINANCING ACTIVITIES:
    Proceeds from notes payable .......................................     3,000,000                 --                  --
    Repayment of notes payable and capital leases .....................      (300,324)                --                  --
    Proceeds from issuance of preferred stock, net ....................    13,957,262                 --                  --
    Proceeds from issuance of common stock for the private
      placement, net ..................................................            --                 --          10,356,749
    Issuance of common stock upon exercise of warrants and options ....            --                 --             208,778
    Proceeds from equipment conversion to lease .......................            --                 --              51,827
                                                                         ------------        ------------       ------------
Net cash provided by financing activities .............................    16,656,938                 --          10,617,354
Increase (decrease) in cash and cash equivalents ......................     1,662,411           (619,189)          8,543,262
Less cash at liquidated foreign subsidiary ............................            --             (8,947)             (8,947)
Cash and cash equivalents at beginning of year ........................       532,013          2,194,424           1,566,288
                                                                         ------------        ------------       ------------
Cash and cash equivalents at end of year ..............................  $  2,194,424        $ 1,566,288        $ 10,100,603
                                                                         ============        ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid .........................................................  $     33,914        $     8,661        $        173
                                                                         ============        ============       ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Warrant dividend ......................................................             --            632,790                 --
Preferred stock dividend accrued ......................................      1,694,677                 --          7,677,413
Preferred stock dividend imputed on penalty warrants ..................             --                 --          1,834,672
Dividends imputed on preferred stock ..................................     16,158,000                 --                 --
Common stock issued in payment of dividends on preferred stock ........        800,209             90,000
Common stock issued upon conversion of notes and convertible debentures
    and accrued interest ..............................................        358,559                 --                 --
Exchange of deposits for purchase of equipment ........................        251,000                 --                 --
Preferred stock issued upon conversion of short-term notes payable
    and accrued interest ..............................................      3,270,749                 --                 --
Conversion of accrued expenses into paid in capital related to LBC
    settlement ........................................................             --            418,417                 --
Notes Receivable and accrued interest from sale of discontinued
   operations .........................................................             --                 --          1,253,739
Notes Receivable from sale of equipment ...............................             --                 --            200,000
Dividends imputed in connection with related party acquisition ........             --                 --            440,528
Issuance of common stock in connection with legal settlement ..........             --                 --            200,000

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

        Genta Incorporated ("Genta" or the "Company") is an emerging biopharmaceutical company engaged in the development of a pipeline of pharmaceutical products. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company had also manufactured and marketed specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), until the Company entered into an Asset Purchase Agreement with Promega Corporation ("Promega") on March 19, 1999, which closed on May 10, 1999. Accordingly, JBL is presented as discontinued operations (See Note 2). The Company also has a 50% equity interest in a drug delivery system joint venture with SkyePharma, PLC ("SkyePharma," formerly with Jagotec AG ("Jagotec")), Genta Jago Technologies B.V. ("Genta Jago"), established to develop oral controlled-release drugs. On March 4, 1999, Genta and SkyePharma, entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations. In August 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), who is developing a proprietary series of compounds that act to inhibit the growth of prostate cancer cells.

        The Company has had recurring operating losses since inception, and management expects that they will continue for the next several years. Management's plans for funding future losses include the recent funding from an $11.4 million Private Placement of common stock and warrants, which closed on December 23, 1999. Management believes that at the current rate of spending, the Company will have sufficient cash funds to maintain its present operations through December 31, 2000.

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

     Principles of Consolidation

        The 1997 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Genta Pharmaceuticals Europe, S.A. ("Genta Europe"), the Company's European subsidiary based in Marseilles, France. During 1998, pursuant to a filing for "Cessation of Payment" in Marseilles, France, the Company has deconsolidated the accounts for Genta Europe and has recorded all remaining net liabilities at their estimated liquidation value as of December 31, 1998 and 1999. During 1999, the Company closed on an Asset Purchase Agreement whereby the Company's wholly owned subsidiary JBL was sold to Promega Biosciences, Inc. Accordingly, JBL is presented as discontinued operations in 1997, 1998 and 1999. In August 1999, the Company acquired Androgenics in a transaction accounted for as a transfer of assets between companies under common control. The financial position and results of operations of Androgenics are reflected in the Consolidated Financial Statements included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Revenue Recognition

        Revenue from JBL product sales is recognized upon shipment. As a result of the Company's sale of JBL, all product sales are reported in discontinued operations.

        Collaborative research and development revenues, including related party contract revenues, are recorded as earned, generally ratably, as research and development activities are performed under the terms of the contracts. Royalty revenues from license arrangements are recognized when earned.

     Cash, Cash Equivalents and Short-Term Investments

        Cash and cash equivalents consisted of money market funds and highly liquid debt instruments with remaining maturities of three months or less when purchased. Short-term investments consisted of corporate notes, all of which matured within 90 days from December 31, 1998. The estimated fair value of each investment security approximates the amortized cost and therefore, no unrealized gains or losses existed as of December 31, 1998.

     Fair Value of Financial Instruments

        The carrying amounts of cash, JBL accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of investments available for sale is based on current market value.

        The Company invests its excess cash primarily in debt instruments of domestic corporations with "AA" or greater credit ratings as defined by Standard & Poors, although the Company's investment guidelines permit investment in "A" rated domestic corporate obligations and other eligible investments. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses on its cash equivalents or short-term investments.

     Inventories

        JBL inventories are stated at the lower of cost (first-in, first-out) or market. As a result of the Company's sale of JBL, all inventories are included in net current assets of discontinued operations. See Note 2.

     Property Held for Sale

        As of December 31, 1998, the Company had entered into an agreement to sell equipment for $290,000 and, therefore, recorded this asset as property held for sale and correspondingly recorded a $223,994 loss on the impairment of such asset as of December 31, 1998. Pursuant to the agreement, the Company received a $200,000 non-interest bearing promissory note of which $80,000 remains outstanding in notes receivable at December 31, 1999.

     Property and Equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives, ranging from three to five years, of the assets using the straight-line method. The Company's policy is to evaluate the appropriateness of the carrying value of the undepreciated value of the long-lived assets on the basis of estimated future cash flows (undiscounted) and other factors.

     Intangible Assets

        Intangible assets, consisting primarily of capitalized patent costs, are amortized using the straight-line method over a term of five years for issued patents and 14 years for purchased proprietary technology. The Company's policy is to evaluate the appropriateness of the carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company evaluates, each financial reporting period, the continuing value of patents and patent applications. Through this evaluation, the Company may elect to continue to maintain these patents, seek to out-license them, or abandon them. As a result of such evaluation, the Company recorded charges to general and administrative expenses of $600,000, $577,000 and $523,000 in 1997, 1998 and 1999, respectively, for specific capitalized patents no longer related to the research and development efforts of the Company.

     Dividends

        The number of shares of common stock issued in payment of dividends on Series A Preferred Stock were based on the fair market value of such shares of common stock on the date the dividends became due. Dividends on Series D Preferred Stock are payable in shares of common stock, and are based on the fair market value of such shares on the date the dividends become due.

     Income Taxes

        The Company uses the liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 the Company records valuation allowances against net deferred tax assets. If based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

     Research and Development

        Research and development costs are expensed as incurred.

     Stock Options

        The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options as provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company provides pro forma disclosure pursuant to SFAS No. 123 in Note 10 to the financial statements.

        Under APB No. 25, deferred compensation is recorded for the excess of the fair value of the stock on the measurement date (which is the latter of the date of the option grant or the date of stockholder approval of options available for grant), over the exercise price of the option (intrinsic value method). The deferred compensation is amortized over the vesting period of the option.

        The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method provided for in SFAS No. 123 and Emerging Issues Task Force ("EITF"), Issue No. 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     Net Loss Per Common Share

        Basic earnings per share are based upon the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

        Net loss per common share for the years ended December 31, 1997, 1998 and 1999 is based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock, have not been included in the calculation of the net loss per common share as their effect is antidilutive. Net loss per common share is based on net loss adjusted for imputed and accrued dividends on preferred stock.

     Comprehensive Loss

       Other than net loss, the Company had no other material components of comprehensive loss.

     Recently Issued Accounting Standards

        On June 16, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. The Company is currently evaluating the impact of this pronouncement and currently does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.

2. DISCONTINUED OPERATION

        On March 19, 1999 (the "Measurement Date"), the Company entered into an Asset Purchase Agreement (the "JBL Agreement") with Promega whereby its wholly owned subsidiary Promega Biosciences Inc. would acquire substantially all of the assets and assume certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999 (the "Disposal Date"), with a gain on the sale of approximately $1.6 million being recognized, based upon the purchase price of JBL, less its net assets and costs and expenses associated with the sale, including lease termination costs of $1.1 million, JBL losses of $147,000, and legal, accounting, tax and other miscellaneous costs of the sale approximating $653,000.

       Additionally, in connection with the sale of JBL's business and pursuant to a lease termination agreement, the Company granted stock options to acquire 450,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), to the owners of the building previously leased to JBL, some of whom were employees of JBL. Those options have been accounted for pursuant to guidelines in SFAS No. 123 and EITF 96-18 using the Black-Scholes option pricing model and have an approximate value of $1.0 million and have been charged against the gain on the sale of JBL. In addition, there were 246,000 options granted to former employees of JBL upon the closing of the sale of JBL's business in connection with an ongoing service arrangement between Promega and the Company, which has been accounted for prospectively pursuant to SFAS No. 123 using the Black-Scholes guidelines. These options were granted at an exercise price of $2.03 per share with a one year vesting period and will expire two years after the date of grant. The estimated value of these options totaled $1.2 million as of December 31, 1999 of which $756,700 is included in continuing operations for the year ended December 31, 1999, and is based on services provided and have been charged to research and development expense. The Company will continue to estimate and expense the value of these options over the vesting period, which will be no later than one year from the closing date of the sale.

        As a result of the sale of JBL's business, the Company's specialty biochemical manufacturing segment, JBL, has been presented as discontinued operations for all periods presented. The assets and liabilities relating to the discontinued operations are included in net assets of discontinued operations in the consolidated balance sheet at December 31, 1998 and have been charged to gain on sale of JBL as of May 10, 1999. The results of operations for the discontinued segment are included in discontinued operations in the consolidated statements of operations for the years ended December 31, 1997, 1998 for the period January 1, 1999 through the measurement date, March 19, 1999. Losses incurred by JBL from the measurement date through the disposal date have been deferred and charged to gain on sale of JBL

        Net assets of discontinued operations consisted of the following:

                                              DECEMBER 31, 1998     MAY 10, 1999
                                              -----------------     ------------
Accounts receivable, net .................       $   832,018        $   479,608
Inventories, net .........................           963,611            966,515
Property and equipment, net ..............           763,082            605,364
Other assets .............................           897,399            947,125
Liabilities ..............................          (849,806)          (546,171)
                                                 -----------        -----------
          Total ..........................       $ 2,606,304        $ 2,452,441
                                                 ===========        ===========

        Results of discontinued operations consisted of the following:

                                              YEAR ENDED     YEAR ENDED      PERIOD FROM
                                             DECEMBER 31,   DECEMBER 31,   JANUARY 1, 1999
                                                 1997           1998       TO MAY 10, 1999
                                             -----------    -----------    ---------------
Product sales ............................   $ 4,701,649    $ 5,346,795      $ 1,718,721
Operating expenses .......................    (6,520,831)    (6,087,565)      (2,051,720)
Other income (expense) ...................        77,843            805           (3,835)
Losses from March 19, 1999 through May 10,
  1999 charged to Gain on Sale of JBL ....            --             --          147,427
                                             -----------    -----------      -----------
Loss .....................................   $(1,741,339)   $  (739,965)     $  (189,407)
                                             ===========    ===========      ===========

3. PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following:

                                                                     DECEMBER 31,
                                                   ESTIMATED    -------------------
                                                 USEFUL LIVES     1998        1999
                                                 ------------   --------    -------
Equipment ....................................        3         $148,997    $30,538
Software .....................................        3               --      6,932
Furniture and fixtures .......................        5            9,768     11,731
                                                                --------    -------
                                                                 158,765     49,201
Less accumulated depreciation and amortization                   (10,520)   (18,844)
                                                                --------    -------
         Total ...............................                  $148,245    $ 30,357
                                                                ========    =======

4. NOTES RECEIVABLE

        The Company accepted a $1.2 million promissory note (accruing 7% annual interest rate) from Promega as part of the sale price of JBL (see Note 2). The principal of the note and accrued interest is due and payable as follows:
$700,000 plus interest is due on June 30, 2000 and $500,000 plus interest is due on the later of June 30, 2000 or the Environmental Compliance Date as defined in the JBL Agreement (See Note 2). Accrued interest at December 31, 1999 was $53,700.

        The Company also accepted a non-interest bearing promissory note in May 1999 from HealthStar, Inc. in the amount of $200,000 for the sale of equipment to be paid in 10 equal monthly installments with an aggregate principal balance due of $80,000 on December 31, 1999.

5. GENTA JAGO JOINT VENTURE

        As previously mentioned, the Company has had a 50% ownership interest in Genta Jago since 1992. However, beginning in 1996 and through the first quarter of 1999, the Company has significantly reduced its involvement in Genta Jago. The following represents a history of the formation, activities and accounting of Genta Jago.

        In 1992, Genta and Jagotec AG ("Jagotec") determined to enter into a joint venture (Genta Jago). The Company's purpose in establishing Genta Jago was to develop products using a limited-scope license to Jagotec's GEOMATRIX technology with the objective of producing shorter-term earnings than were expected from the Company's Anticode(TM) antisense programs. Genta originally contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec and its affiliates in 1992 as consideration for its interest in Genta Jago, to induce Jagotec to license to Genta Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (the "Initial License") and to license to Genta Jagotec's GEOMATRIX technology for use in Genta's Anticode(TM) oligonucleotide development programs. The $7.2 million fair value assigned to the 120,000 unregistered common shares issued to Jagotec by Genta for the GEOMATRIX license represented a 33% discount from the trading market price of registered shares on the date of formation of the joint venture (December 15, 1992) and was expensed by Genta as acquired in-process research and development in 1992 as there were no alternative future uses for the acquired technology, and realization of ultimate profits from the acquired technology was not assured. Since Genta had no carrying value assigned to the technology Genta contributed to Genta Jago, there was no accounting for such capital contribution. The Common Stock issued by Genta was unregistered and therefore was recorded at a discount to the then-current trading value of registered shares. The $4.0 million in cash paid to Genta Jago was recorded by Genta as investment in joint venture.

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

        Pursuant to the terms of the Expansion Option, for Genta to exercise the Expansion Option Genta would have had to pay Jagotec an aggregate of $3.15 million in cash and 124,000 shares of Common Stock, valued at $1.6 million (based on the trading price at such time). The parties agreed the $3.15 million in cash would consist of (i) the Deposit made by Genta in 1994, which would be applied to the Expansion Option's exercise price upon Genta's election, in 1995, to exercise such Expansion Option; and (ii) an additional cash payment of $1.15 million to exercise the Expansion Option to be paid by Genta in 1995. Genta exercised the Expansion Option in 1995. Consideration for the Expansion Option exercise paid in 1995 represented an aggregate amount of $4.8 million. This amount was expensed as acquired in-process research and development in 1995, as there were no identified alternative future uses for the Additional License and recoverability of the $4.8 million was not assured.

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

        From 1992 through December 31, 1998, the Company has provided funding to Genta Jago pursuant to a working capital loan agreement, which expired in October 1998. These advances were structured as working capital loans, to give Genta the protections of a debt holder with respect to such amounts and to maintain Genta's and Jagotec's respective equity ownership in Genta Jago at a 50/50 ratio. The Company has recorded all of the net losses incurred by Genta Jago as a reduction of the Company's investment in joint venture or loans receivable from joint venture. Genta initially carried the advances as "loans receivable from joint venture" until Genta Jago actually spent the funds, since Genta believed it had the legal right to recover any unexpended funds as a debt-holder. However, as the funds were spent by Genta Jago, Genta was no longer assured of the collectibility of such loans, so the carrying value was reduced accordingly as the offset to Genta's recognition of its equity in the net loss of Genta Jago. Therefore, at all times Genta's recorded asset "loans receivable from joint venture" never exceeded the amount of Genta Jago's unexpended cash. Genta did not believe it was appropriate to carry its investment in or loans receivable from Genta Jago at any amount in excess of Genta Jago's cash, as there was no assurance of recoverability of such additional amounts. Accordingly, Genta recognized 100% of the losses of Genta Jago.

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

        On March 4, 1999, Genta and SkyePharma, PLC ("SkyePharma" formerly with Jagotec AG ("Jagotec") which was acquired by SkyePharma), on behalf of itself and its affiliates, entered into an interim agreement (the "Interim Agreement") pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. As a result of the interim JV agreement, the Company wrote off its liability relative to the Company's recorded deficit in the joint venture and, as such, recorded a gain of approximately $2.3 million for three months ended March 31, 1999. Accordingly, during 1999, Genta Jago recorded an extraordinary gain for its extinguishment of debt payable to Genta approximating $21.2 million.

        Pursuant to the Interim Agreement, in the first quarter 2000, the Company received $689,500 from SkyePharma as a royalty payment based on SkyePharma's agreement with Elan Pharmaceuticals, for the sale of Naproxen, of which $187,500 was attributable to 1999 and recorded, net of expenses of approximately $23,000 in equity in net income of joint venture and other assets at December 31, 1999.

        Additionally, under terms of the joint venture, Genta Jago contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services totaled $350,000, $55,000 and zero, for the years ended December 31, 1997, 1998 and 1999 respectively. Terms of the arrangement also grant the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 31, 1998 through December 31, 2000.

        Condensed financial information for Genta Jago Technologies B.V. is set forth below.

                                                             DECEMBER 31,
                                                    ---------------------------
                                                         1998           1999
                                                    ------------    -----------
BALANCE SHEET DATA:
  Receivables under collaboration agreements ....   $  3,348,000    $ 1,000,000
  Other current assets ..........................         24,000          9,500
                                                    ------------    -----------
  Total current assets ..........................      3,372,000      1,009,500
  Other assets ..................................         12,000             --
                                                    ------------    -----------
Total Assets ....................................   $  3,384,000    $ 1,009,500
                                                    ============    ===========
  Current liabilities ...........................   $  8,426,000        902,800
  Payable to Genta ..............................     15,837,000        187,500
  Net capital deficiency ........................    (20,879,000)       (80,800)
                                                    ------------    -----------
Total liabilities and capital deficiency ........   $  3,384,000    $ 1,009,500
                                                    ============    ===========

                                                              YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        1997           1998           1999
                                                    -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA:
Collaborative research and development revenues .   $ 3,634,000    $ 2,162,000    $ 1,000,000
Costs and expenses ..............................     4,791,000      2,112,000        473,000
                                                    -----------    -----------    -----------
Income (loss) from operations ...................    (1,157,000)        50,000        527,000
Interest expense to Genta, net of interest income    (1,175,000)    (1,314,000)            --
Extraordinary items - extinguishment of debt ....            --             --     21,228,600
                                                    -----------    -----------    -----------
Net (loss)/income ...............................   $(2,332,000)   $(1,264,000)   $21,755,600
                                                    ===========    ===========    ===========

6. INTANGIBLES

        Intangibles consist of the following:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                     1998               1999
                                                 -----------        -----------
Patent and patent applications ...........       $ 1,952,956        $ 1,429,523
Other amortizable costs ..................           134,521             86,935
                                                 -----------        -----------
                                                   2,087,477          1,516,458
Less accumulated amortization ............          (627,094)          (939,554)
                                                 -----------        -----------
                                                 $ 1,460,383        $   576,904
                                                 ===========        ===========

7. DEBT

        In February 1997, the Company raised gross proceeds of $3 million in a private placement of units consisting of (i) Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bore interest at a stated rate of 12% per annum and matured on December 31, 1997, as extended, and (ii) warrants to purchase an aggregate of approximately 6.4 million shares of common stock. Since it is unclear that the convertible notes had any value as indebtedness, all of the $3.0 million proceeds were allocated to the warrants. Accordingly, the $3.0 million attributed to the value of the warrants as well as interest at the stated rate of 12% on the Convertible Notes were recorded during the period the notes were outstanding as interest expense. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest of approximately $271,000, were converted into 52,415 shares of Series D Preferred Stock.

        In 1997, pursuant to the 1996 sale of $2 million of Convertible Debentures to investors in a private placement outside the United States, the remaining $350,000 of principal and related accrued interest of approximately $8,600, was converted into 204,263 shares of common stock. The Convertible Debentures bore interest at an effective interest rate of 38% per annum.

8. NET LIABILITIES OF LIQUIDATED FOREIGN SUBSIDIARY

        As previously described, Genta Europe S.A. ("Genta Europe"), a wholly owned subsidiary of the Company, is in the process of liquidation, and the fair value of its debt obligations is not readily determinable. The carrying value at December 31, 1999, approximating $964,000, represents the value of the original issuance of such debt instruments which may be liquidated against Genta Europe's $590,000 deposit with such French governmental agency. As previously mentioned, pursuant to a filing for "Cessation of Payment," the Company has deconsolidated the accounts for Genta Europe and, accordingly, the aforementioned note payable and deposit are recorded in net liabilities of liquidated foreign subsidiary at December 31, 1998 and 1999. The following represents a history of the funding obligations of Genta Europe.

        During 1995, Genta Pharmaceuticals Europe received approximately 5.4 million French Francs (or, as of December 31, 1999, approximately $826,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") toward research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 1999, approximately $641,000) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement that ANVAR is entitled to request early repayment. ANVAR notified Genta that it was responsible as a guarantor of the note for the repayment. Genta's legal counsel in Europe, has again notified ANVAR that it does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

        On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment". Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 1999, approximately $101,500) and early termination payment of FF1,852,429 (as of December 31, 1999, approximately $283,600). A court hearing has been scheduled for May 15, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

        On December 31, 1999, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, pursuant to guidelines established in SFAS No. 5 "Accounting for Contingencies" and Financial Accounting Standards Board Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss," such amount is sufficient to cover any potential liability. Therefore, management believes no additional accrual is necessary. However, there can be no assurance that the Company will not incur additional material costs in relation to this claim.

9. OPERATING LEASES

        The Company leases its facility under an operating lease that generally provides for annual cost of living related increases. Minimum future obligations under operating leases at December 31, 1999 are as follows:

                                                                OPERATING LEASES
                                                                ----------------
2000 ........................................................       $29,000

        Total rent expense under operating leases for the years ended December 31, 1997, 1998 and 1999 was $346,000, $57,000 and $42,000, respectively. Rent expense for discontinued operations was approximately $428,000 annually. The JBL facilities were leased from its prior owners, who include an executive officer and other stockholders of the

Company. In February 2000, the Company received notice of lease cancellation by the overtenant, effective August 31, 2000. The Company is currently searching for new lease space.

10. STOCKHOLDERS' EQUITY

     Common Stock

        The Company has authorized 65,000,000 shares of common stock. As of December 31, 1999, the Company has issued and outstanding 25,456,437 shares. On January 12, 2000, the Board of Directors approved an amendment to increase the authorized common stock to 95,000,000 shares. This amendment is subject to shareholder approval at the next annual meeting of stockholders.

        In December 1999, the Company raised gross proceeds of approximately $11.4 million (approximately $10.4 million net of placement costs) through the private placement of 114 units ("the 1999 Private Placement"). Each unit sold in the 1999 Private Placement consisted of (i) 33,333 shares of Common Stock, par value $.001 per share ("Common Stock"), and (ii) warrants to purchase 8,333 shares of the Company's Common Stock at any time prior to the fifth anniversary of the final closing (the "Warrants"). The Warrants are convertible at the option of the holder into shares of Common Stock at an initial conversion rate equal to the market price of $4.83 per share (subject to antidilution adjustment). There were a total of 3,809,502 shares of Common Stock and 952,388 warrants issued in connection with the 1999 Private Placement. The placement agent, a related party, received cash commissions equal to 7.5% of the gross sales price, reimbursable expenses up to $125,000 and warrants (the "Placement Warrants") to purchase up to 10% of the units sold in the private placement for 110% of the offering price per Unit. (See Warrants below for Placement Agency Warrants).

         In August 1999, the Company settled lawsuits with Johns Hopkins University ("Johns Hopkins") and Drs. Paul Ts'o and Paul Miller ("Ts'o/Miller Partnership") for $380,000. As part of the settlement of claims, the Company paid $180,000 in cash and issued 69,734 shares of Common Stock to Johns Hopkins, acting on its behalf and on behalf of Ts'o/Miller Partnership, sufficient to provide a value of $200,000. The stock was sold by a broker under an agreement between the Company and Johns Hopkins, with the proceeds from such sales delivered to Johns Hopkins.

        On March 24, 1999, the Company agreed to grant 50,000 shares of common stock to Georgetown University ("the University") as consideration for services to be performed pursuant to a clinical trials agreement. ("the Agreement"). According to the terms of the Agreement, the University will perform studies of the Company's leading anticode drug G3139 on 24 patients, commencing April 20, 1999. According to the terms of the grant, Genta is to issue 25,000 of the shares to the University upon the completion of the first 12 patient studies, with the remaining shares to be issued upon the completion of the remaining patients. In accordance with FAS No. 123, "Accounting for Stock Based Compensation," and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or Conjunction with Selling, Goods or Services," the cost associated with the issuance of these shares will be the fair market value of the shares as of the date on which each tranche of 12 patients studies is completed. As of December 31, 1999, the estimated fair market value of these shares is $321,900, of which $147,537 has been included as a charge to research and development expense in 1999, based on the completion of 11 patient studies.

        In August and December 1997, 7,500 shares of common stock were issued to a former Officer of the Company pursuant to the terms of a severance agreement and 30,900 shares of common stock were issued to two former board members of the Company pursuant to the terms of their consulting agreements, respectively, resulting in compensation expense of $42,000. Also in December 1997, 1,250 shares of common stock that had been previously issued to a former board member were returned to the Company in exchange for the forgiveness of a note receivable from such former board member.

        On April 4, 1997, the Board of Directors authorized, and the Shareholders approved, a ten for one reverse stock split. All share and per share amounts and stock option data have been restated to reflect the stock split retroactively.

        In 1997, pursuant to the 1996 sale of $2 million of Convertible Debentures to investors in a private placement outside the United States, the remaining principle amount of $350,000 and related accrued interest of $8,600, was converted into 204,263 shares of common stock.

      Preferred Stock

       The Company has authorized 5,000,000 shares of preferred stock. The Company has issued and outstanding 447,600 and 277,100 shares of Series A Convertible Preferred Stock and 186,021 and 123,451 shares of Series D Convertible Preferred Stock as of December 31, 1998 and 1999, respectively. Previously, the Company's authorized, issued, and outstanding Series B and Series C Preferred Stock were converted in their entirety into shares of Common Stock during 1996 and 1997, respectively. The Series B and Series C Preferred Stock have been retired. There are no accrued dividends nor any outstanding warrants relating to the Series B and Series C Preferred Stock at December 31, 1999. The Series A and Series D Preferred Stock are convertible into shares of Common Stock, based on specified conversion rates, and have certain rights as to dividends and a preference upon liquidation, pursuant to the terms and conditions discussed in the following paragraphs. In 1999, the Board of Directors of the Company and certain holders of Common Stock, Series A and D Preferred Stock approved, in accordance with Delaware law, an amendment to the Company's Restated Certificate of Incorporation to remove the "Fundamental Change" redemption right. The Company has formally amended its Restated Certificate of Incorporation after the expiration of the 20-day period provided for in Rule 14c-5 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

      Series D Preferred Stock

      History

         On November 30, 1998, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with LBC Capital Resources, Inc. ("LBC") and others. Pursuant to the Settlement Agreement, the Company agreed to issue to LBC 2,900 shares of Series D Convertible Preferred Stock; to issue to LBC or its designee five year warrants (the "LBC Warrants") to acquire 700,000 shares of Common Stock at an exercise price of $0.52 per share; to make certain payments to LBC totaling approximately $182,000; and to pay to LBC, upon the exercise of certain warrants, a commission equal to up to $150,000 in the aggregate. The respective conversion and exercise prices of the Series D Preferred Stock and the LBC Warrants are subject to adjustment upon the occurrence of certain events. Such Series D Preferred Stock and LBC Warrants were valued at $965,000 aggregating a total settlement of $1,147,000 of which $600,000 in 1997 and $547,000 in 1998 were charged to operations. The $150,000 in commissions was not accrued, as such commissions are payable upon the exercise of warrants which have not occurred.

        In June 1997, the Company raised gross proceeds of approximately $16.2 million (approximately $14 million net of placement costs) through the private placement of 161.58 Premium Preferred Units(TM). Each unit sold in the private placement consisted of (i) 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock"), and (ii) warrants to purchase 5,000 shares of the Company's common stock, (the "Class D Warrants") at any time prior to the fifth anniversary of the final closing (the "Class D Warrants"). Due to the increase in value associated with the discounted conversion terms and liquidation preference of the Series D Preferred Stock, the Company has accounted for such increase by charging $16,158,000 to dividends imputed on preferred stock in fiscal year 1997.

        On May 29, 1998, the Company requested, and subsequently received, consents (the "Letter Agreements") from the holders of a majority of the Series D Preferred Stock to waive the Company's obligation to use best efforts to obtain the effectiveness of a registration statement with the SEC as to Common Stock issuable upon conversion of Series D Preferred Stock and exercise of Class D Warrants. In exchange, the Company agreed to waive the contractual "lock-up" provisions to which such consenting holders were subject and which provisions would have prevented the sale of up to 75% of their securities for a nine-month period following the effectiveness of the registration statement; and to extend to January 29, 1999 from June 29, 1998 the Reset Date referred to in the Certificate of Designation of the Series D Preferred Stock. In addition, through the Letter Agreements, the Company agreed to issue to such holder's warrants to purchase at $0.94375 per share, an aggregate of up to 807,900 shares of Common Stock, subject to certain anti-dilution adjustments, exercisable until June 29, 2002. The shares were valued at approximately $633,000 and recorded as a dividend in fiscal year 1998. The Company had conditioned the effectiveness of such consent on its acceptance by a majority of the Series D Preferred Stockholders.

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

     Series D Preferred Stock Rights and Preferences

        The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at an initial conversion price ("the Conversion Price") of $0.94375 per share (subject to antidilution adjustment, $0.88477 per share as of December 31, 1999). The Series D conversion factor ("the Conversion Factor") is calculated by dividing 100 shares of Common Stock by the Conversion Price in effect as of the date of the conversion. As of December 31, 1998 and 1999, each share of Series D Preferred Stock was convertible into 105.96 and 113.02 shares of Common Stock, respectively. Additionally, the Company may cause, at its option, a mandatory conversion of all or part of all of the outstanding Series D Preferred Stock, at the applicable Conversion Rate, if the fair market value of the Company's Common Stock exceeds 300% of the then applicable Conversion Price for at least 20 trading days in any 30 consecutive trading day.

        The Series D Preferred Stock began earning dividends, payable in shares of the Company's Common Stock, at the rate of 10% per annum, based on a stated value of $140 per share, subsequent to the new Reset Date of January 29, 1999. In calculating the number of shares of Common Stock to be paid with respect to each dividend, each share of Common Stock shall be deemed to have the value of the Conversion Price at the time such dividend is paid. The Company is restricted from paying cash dividends on Common Stock until such time as all cumulative dividends on outstanding shares of Series D Preferred Stock have been paid. Additionally, the Company may not declare a dividend to its Common Stock shareholders until such time that a special dividend of $140 per share has been paid on the Series D Preferred Stock. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Series D Preferred Stock, for the development of its business. During the third quarter 1999, the Company issued 924,519 shares of Common Stock to Series D Preferred Stockholders, in payment of accrued dividends for the semi-annual period from January 29, 1999 to July 29, 1999. This dividend was recorded based on the fair market value of $2,542,427 as of the record date, July 29, 1999. As of December 31, 1999 the Company had accrued an estimated $5.1 million in Series D Preferred Stock dividends for the period from July 30, 1999 to December 31, 1999 based on the number of shares of Series D Preferred Stock outstanding at December 31, 1999 at the then current fair market value of the common stock. On January 29, 2000, the Company declared such dividend for Series D Preferred Stock Shareholders of record on that date for the semi-annual period from July 30, 1999 to January 29, 2000. Such dividend declaration requires the issuance of 953,000 shares of common stock representing a final dividend amount of $8.6 million.

       In the event of a liquidation of the Company, the holders of the Series D Preferred Stock are entitled to a liquidation preference equal to $140 per share plus accrued dividends.

      Series A Preferred Stock

      History

        In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock") in a private placement of units consisting of (i) one share of Series A Preferred Stock and (ii) one warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit.

      Series A Preferred Stock Rights and Preferences

        Each share of Series A Preferred Stock is immediately convertible, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of December 31, 1998 and 1999, each share of Series A Preferred Stock was convertible into 7.333 and 7.3825 shares of common stock, respectively.

        Terms of the Company's Series A Preferred Stock required the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $4 per share in the second year to $5 per share per annum in the third and fourth years, payable in cash or in shares of Common Stock at the option of the Company's Board of Directors. To the extent that the dividend is paid by issuing shares of Common Stock, the number of shares to be issued is equal to the amount that such dividend is payable in cash divided by the fair market value of a share of Common Stock as of the date on which the dividend is paid. Dividends were paid in Common Stock in September 1996, for the first and second year, pursuant to these terms. As 1998 represented the fifth year of the Series A Preferred Stock, no further dividends were accrued. During the third quarter 1999, the Company issued 1,085,420 shares of Common Stock to Series A Preferred Stockholders in payment of accrued dividends for the third and fourth year.

        In the event of a liquidation of the Company, the holders of the Series A Preferred Stock are entitled to a liquidation preference equal to $50 per share.

     Warrants

         In 1993, the Company issued five-year warrants to purchase 600,000 shares of Common Stock in connection with a private placement of Series A Preferred Stock ("the Series A Warrants"). The Series A Warrants expired in September 1998.

        In May 1995, the Company issued a five year warrant to purchase 23,525 shares of common stock at an exercise price of $17.00 per share in connection with a private placement of common stock. Also in May 1995, five year warrants to purchase an aggregate of 24,731 shares of common stock at exercise prices ranging from $19.40 to $21.30 per share were issued to two equipment financing companies. As of December 31, 1999, none of the above warrants have been exercised.

        In October 1996, the Company issued a five year warrant to purchase 37,512 shares of common stock at an exercise price of $13.20 per share to a patent law firm, in exchange for legal services. Also in October 1996, the Company issued a five year warrant to purchase 10,000 shares of common stock at an exercise price of $15.00 per share in connection with the Convertible Debentures issued in September 1996. To date, none of the above warrants have been exercised.

        In connection with the $3.0 million Convertible Notes issued in February 1997, the Company issued warrants to purchase 6.4 million shares of common stock at $0.471875 per share (subject to antidilution adjustments of 1.3 million shares). As of December 31, 1999, 7,741,935 of these warrants were outstanding. In the absence of objective evidence of the separate values of the Convertible Notes and the related warrants, the Company allocated the entire $3.0 million cash consideration to the warrants. The Convertible Notes were accreted from the original recorded value of zero to the face amount of $3.0 million over the original maturity of the Convertible Notes, resulting in $3.0 million of interest expense in 1997.

        Also in 1997, the Company issued warrants to purchase 50,000 shares of Common Stock at $2.50 per share, exercisable for five years in connection with a short-term line of credit, which expired prior to December 31, 1997. The Company recorded the fair market value of these warrants as interest expense of $98,000 for the year ended December 31, 1997. In June 1997, in connection with the issuance of the Premium Preferred Units, the placement agent received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company had entered into a financial advisory agreement with the placement agent pursuant to which the financial advisor received certain cash fees and has received warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit. The Financial Advisory Agreement terminated in June 1999. As of December 31, 1999, 670,957 have been exercised. The Placement Warrants and the Advisory Warrants expire on June 29, 2007.

        On August 6, 1999, the Company issued warrants to purchase 105,000 shares of Common Stock, at prices ranging from $1.62 to $2.25 per share, to two consultants to the Company for management consulting services previously provided. These warrants have a fair market value of $200,000, which has been included as a charge to general and administrative expense in 1999. As of December 31, 1999, none of these warrants had been exercised.

        On August 30 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), a wholly owned entity of the Company's majority stockholder. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of Common Stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization. The acquisition was accounted for as a transfer of interest between companies under common control. The cash and warrants were issued in exchange for 100% of the shares of Androgenics and licensed technology and the assumption of a research and development agreement with the University of Maryland, Baltimore. The 1,000,000 warrants were accounted for as a deemed distribution based on their fair value of $440,500. The assets and liabilities of Androgenics, as of December 31, 1999 and the results of its operations for the year then ended are immaterial.

        On November 5, 1999, the Company issued to the Aries Funds 550,000 Bridge Warrants in full settlement of the Company's obligation under the 1997 Note and Warrant Purchase Agreement (the "Purchase Agreement"). The Purchase Agreement provides for additional Bridge Warrants ("Penalty Warrants") equal to 1.5% of the number of Bridge Warrants then held by the Aries Funds to be issued to the Aries Funds for each day beyond 30 days after the final closing of the Private Placement that a shelf registration statement covering the Common Stock underlying the securities purchased pursuant to the Purchase Agreement is not filed with the Securities and Exchange Commission ("the SEC") and for each day beyond 210 days after the closing date of the investment contemplated by the Purchase Agreement that such shelf registration statement is not declared effective by the SEC. The Company filed such shelf registration statement with the SEC on September 9, 1997; however the Company has to date been unable to have such shelf registration statement declared effective by the SEC. The settlement of this obligation has been accounted for as a capital distribution, since the Aries Funds are a shareholder of the Company. Accordingly, these warrants have been accounted for at their fair value of $1.8 million and are included in accrued dividends at December 31, 1999. As of December 31, 1999, none of these warrants had been exercised.

        In connection with the 1999 Private Placement, the placement agent, a related party shareholder, received warrants (the "Related Party Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. The Related Party Warrants expire on December 23, 2004. The Related Party Warrants have a fair value at the time of their issuance approximating $1,376,500, resulting in no net effect to the Company's stockholders' equity.

     Stock Benefit Plans

     1991 Plan

        The Company's 1991 Stock Plan (the "Plan") provides for the sale of stock and the grant of stock options to employees, directors, consultants and advisors of the Company. Options may be designated as incentive stock options or nonstatutory stock options; however, incentive stock options may be granted only to employees of the Company. Options under the Plan have a term of up to 10 years and must be granted at not less than the fair market value (85% of fair market value for non-statutory options) on the date of grant. Common stock sold and options granted pursuant to the Plan generally vest over a period of four to five years. Information with respect to the Company's 1991 Stock Plan is as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                  SHARES UNDER   EXERCISE PRICE
1991 PLAN                                            OPTION         PER SHARE
---------                                         ------------   --------------
BALANCE AT DECEMBER 31, 1996 ..................      164,930          $23.77
  Granted .....................................        6,670            3.71
  Exercised ...................................           --              --
  Canceled ....................................      (48,688)          23.21
                                                    --------          ------
BALANCE AT DECEMBER 31, 1997 ..................      122,912           22.90
  Granted .....................................      100,000            3.00
  Exercised ...................................           --              --
  Canceled ....................................      (88,674)          24.75
                                                    --------          ------
BALANCE AT DECEMBER 31, 1998 ..................      134,238            6.85
  Granted .....................................           --              --
  Exercised ...................................           --              --
  Canceled ....................................      (26,670)          17.55
                                                    --------          ------
BALANCE AT DECEMBER 31, 1999 ..................      107,568          $ 4.20
                                                    ========          ======

        At December 31, 1999, options to purchase approximately 107,397 shares of common stock were exercisable at a weighted average exercise price of approximately $4.17 per share and 170,946 shares of common stock were available for grant or sale under the Plan.

     1998 Plan

       Pursuant to the Company's 1998 Stock Plan (the "1998 Plan"), 6,750,000 shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. On January 12, 2000 and February 22, 2000 the Board of Directors approved amendments to the 1998 Plan which, if approved, would increase the number of shares authorized for issuance to 11,000,000. Such amendments are subject to shareholder approval at the next annual meeting of stockholders. Options may be designated as incentive stock options or non-statutory stock options; however, incentive stock options may be granted only to employees of the Company. Options under the Plan have a term of up to 10 years and must be granted at not less than the fair market value, or 85% of fair market value for non-statutory options, on the date of the grant. Common stock sold and options granted pursuant to the Plan generally vest over a period of four to five years.

     Grants to Employees and Directors -  1998 Plan

       In May 1998, the Company granted options to purchase 2,236,263 shares of the Company's Common Stock to the Company's Chief Executive Officer ("CEO"), subject to shareholder approval, which was received in July 1998. As a result of an increase in the Company's stock price between May and July 1998, the Company recorded deferred compensation of $474,647 attributable to these options, $53,000 of which was included as a charge to general and administrative expense in 1998.

       During the fourth quarter of 1999, the Company's CEO resigned. As of the date of his resignation, the CEO was fully vested in 1,118,132 options and was required to forfeit the remaining unvested 1,118,132 options, pursuant to the terms of his original option grant. However, as a result of the CEO's termination arrangement, the Company modified the CEO's original option grant such that 618,131 of the unvested options would be forfeited and the remaining 500,000 unvested options would continue to vest over a period of one year. Since no further service is required for these options to vest, the company recorded compensation expense of $950,000 attributable to the intrinsic value of the 500,000 options as of the date of the modification. The total amount of compensation expense recognized by the Company in 1999 attributable to the former CEO's option grant is $1,118,200. The Company reversed a total of $237,324 in deferred compensation expense applicable of the 618,131 options, which were forfeited.

       During 1999, the Company granted to certain key employees, including the new CEO and the new Chairman of the Board, a total of 6,188,250 options with exercise prices below the market value of the Company's Common Stock on the date of grant. The Company recognized total deferred compensation expense of $2,017,832 attributable to the intrinsic value of these options, of which $497,987 has been amortized in 1999. In addition, the Company granted to its employees 495,000 options with exercise prices equal to fair market value on the date of grant.

     Grants to Non-Employees - 1998 Plan

        In connection with the sale of JBL's business in May, 1999 and pursuant to a related lease termination agreement, the Company granted stock options to acquire 450,000 shares of Common Stock, to the owners of the building previously leased to JBL, some of whom were also employees of JBL. Those options are accounted for pursuant to guidelines in SFAS No. 123, using the Black-Scholes method and have an approximate value of $1 million, which has been charged against the gain on the sale of JBL.

       Also in May 1999, a total of 245,500 options were granted to employees of JBL upon the closing of the sale of JBL, in connection with an ongoing service arrangement between Promega and the Company, which will be accounted for pursuant to SFAS No. 123 using the Black-Scholes method. The estimated value of these options will be amortized to research and development expense until the vesting date, which will be no later than one year from the closing date of the sale. The Company has recognized $1,175,310 of deferred compensation expense relative to these JBL options, $756,700 of which is included as a charge to research and development expense in 1999.

       The Company also granted 50,000 options to purchase Common Stock to certain consultants and advisors to the Company during 1999, for which the Company recognized a total of $136,400 in deferred compensation, of which $99,900 has been included in operating expenses in 1999, as accounted for pursuant to SFAS 123 and EITF 96-18.

        Information with respect to the Company's 1998 Stock Plan is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                 SHARES UNDER   EXERCISE PRICE
1998 PLAN                                           OPTION         PER SHARE
---------                                        ------------   --------------
BALANCE AT DECEMBER 31, 1997 .................           --             --
  Granted ....................................    2,836,263          $0.94
  Exercised ..................................           --             --
  Canceled ...................................           --             --
BALANCE AT DECEMBER 31, 1998 .................    2,836,263          $0.94
                                                 ----------          -----
  Granted ....................................    7,428,750          $2.42
  Exercised ..................................      (44,000)         $0.95
  Canceled ...................................     (618,131)         $0.94
                                                 ----------          -----
BALANCE AT DECEMBER 31, 1999 .................    9,602,882          $2.08
                                                 ==========          =====

        At December 31, 1999, options to purchase approximately 2,842,695 shares of common stock were exercisable at a weighted average exercise price of approximately $1.66 per share and approximately 2,852,882 shares of common stock were in excess of the amount authorized in the 1998 Plan. However, stock option grants during 1999 have been approved by the Board of Directors, which now and at the time of grant represented greater than 50% of the shareholders.

     1998 Non-Employee Directors' Plan

        Pursuant to the Company's Non-Employee Directors' 1998 Stock Plan (the "Directors' Plan"), 3,000,000 shares have been provided for the grant of stock options to directors of the Company who are not Company employees. On January 12, 2000, the Board of Directors approved an amendment to the Directors Plan which, if approved, would increase the number of shares authorized for issuance to 4,000,000. The amendment is subject to shareholder approval at the next annual meeting of stockholders. Options under the Plan have a term of up to ten years and must be granted at not less than the fair market value on the date of grant. Each option granted shall become exercisable in full on the date of the next Annual Meeting following the date of grant provided that the optionee continues to serve as a member of the Board of Directors immediately following such Annual Meeting.

        The Company granted stock options to purchase 1,725,000 shares of Common Stock in May 1998, subject to shareholder approval which was received in July 1998. As a result of an increase in the stock price between May and July 1998, the Company recorded deferred compensation expense of approximately $366,000, of which $53,394 and $152,552 was amortized in 1998 and 1999, respectively.

        In 1999, the Company granted to the Company's directors, options to purchase a total of 350,000 shares of Common Stock. The exercise price of these options was equal to the fair market value of the Common Stock on the date of grant, and therefore no compensation expense has been recognized.

                                                                            WEIGHTED
                                                                             AVERAGE
                                                       SHARES UNDER      EXERCISE PRICE
1998 DIRECTORS' PLAN                                       OPTION           PER SHARE
--------------------                                   ------------      --------------
BALANCE AT DECEMBER 31, 1997 ...................                --                --
  Granted ......................................         1,725,000         $    0.94
  Exercised ....................................                --                --
  Canceled .....................................                --                --
                                                         ---------         ---------
BALANCE AT DECEMBER 31, 1998 ...................         1,725,000              0.94
  Granted ......................................           350,000              2.88
  Exercised ....................................                --                --
  Canceled .....................................                --                --
                                                         ---------         ---------
BALANCE AT DECEMBER 31, 1999 ...................         2,075,000         $    1.26
                                                         =========         =========

        At December 31, 1999, options granted under the Directors' Plan to purchase approximately 970,315 shares of common stock were exercisable at a weighted average exercise price of approximately $.94 per share and approximately 925,000 shares of common stock were available for grant or sale under the Plan.

        In 1997, 100,000 options were granted pursuant to the 1991 Plan with an exercise price above the grant date fair market value of the underlying Common Stock, with a weighted average grant date fair value of $1.61 per share. In 1998, a total of 4,561,263 options were granted pursuant to the 1998 Plan and the 1998 Directors Plan, of which 600,000 options were granted at fair market value with a weighted average grant date fair value of $0.68 per share, and 3,961,263 were granted below fair market value with a weighted average grant date fair value of $0.78 per share. In 1999, a total of 7,778,750 options were granted pursuant to the 1998 Plan and the 1998 Directors Plan, of which 1,570,500 were granted at fair market value with a weighted average grant date fair value of $1.37 per share, and 6,208,250 were granted below fair market value with a weighted average grant date fair value of $1.87 per share. Following is a further breakdown of the options outstanding as of December 31, 1999:

                                                                           WEIGHTED
                                    WEIGHTED                                AVERAGE
                                    AVERAGE    WEIGHTED                    EXERCISE
                                   REMAINING    AVERAGE                     PRICE
                       OPTIONS      LIFE IN    EXERCISE      OPTIONS      OF OPTIONS
RANGE OF PRICES      OUTSTANDING     YEARS       PRICE     EXERCISABLE   EXERCISABLE
                     -----------   ---------   ---------   -----------   -----------
$ 0.88 - $ 0.97...     4,574,132      8.61      $ 0.94      2,574,135      $ 0.94
$ 2.03 - $ 5.00...     7,204,760      9.67      $ 2.59      1,339,881      $ 2.64
$17.50 - $25.00...         6,558      5.49      $22.40          6,391      $22.36
                      ----------      ----      ------      ---------      ------
                      11,785,450      9.25      $ 1.96      3,920,407      $ 1.56
                      ==========      ====      ======      =========      ======

      Pro Forma Disclosure

        Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 1997, 1998, and 1999: volatility factors of the expected market value of the Company's common stock of 102%, 72% and 90% respectively; risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the options of four to five years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      YEARS ENDED DECEMBER 31,
                                            -------------------------------------------
                                                 1997           1998            1999
                                            ------------    -----------    ------------
Pro forma net loss per common shareholder   $(33,493,186)   $(8,699,775)   $(21,832,897)
Pro forma loss per share ................   $      (7.57)   $     (1.24)   $      (1.23)

        The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years.

     Common Stock Reserved

        An aggregate of 45,086,254 shares of common stock were reserved for the conversion of preferred stock and the exercise of outstanding options and warrants at December 31, 1999.

11. INCOME TAXES

        Significant components of the Company's deferred tax assets as of December 31, 1998 and 1999 are shown below. A 100% valuation allowance has been recognized at December 31, 1998 and 1999 to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance at December 31, 1997 approximated $36,456,000.

                                                            DECEMBER 31,
                                                   ----------------------------
                                                        1998            1999
                                                   ------------    ------------
DEFERRED TAX ASSETS:
  Capitalized research expense .................   $  2,922,000    $         --
  Net operating loss carryforwards .............     29,559,000      33,913,000
  Research and development credits .............      4,028,000       3,456,000
  Purchased technology and license fees ........      4,491,000       4,538,000
  Other, net ...................................      1,130,000         857,000
                                                   ------------    ------------
  Total deferred tax assets ....................     42,130,000      42,764,000
  Valuation allowance for deferred tax assets ..    (41,214,000)    (42,257,000)
                                                   ------------    ------------
                                                        916,000         507,000
DEFERRED TAX LIABILITIES:
  Patent expenses ..............................       (585,000)       (230,000)
  Net depreciation .............................       (331,000)       (277,000)
                                                   ------------    ------------
                                                       (916,000)       (507,000)
                                                   ------------    ------------
Net deferred tax assets ........................   $         --    $         --
                                                   ============    ============

        At December 31, 1999, the Company has federal and Massachusetts net operating loss carryforwards of approximately $88.6 million and $46.8 million, respectively. The difference between the federal and Massachusetts tax loss carryforwards is primarily attributable to the fact that Massachusetts net operating losses may only be carried forward for five years, as compared to fifteen or twenty years for federal net operating losses, depending on the year the losses were incurred. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. Approximately $8.6 million and $11.9 million of the Massachusetts tax loss carryforward expired during 1998 and 1999, respectively, and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining Massachusetts tax loss will continue to expire in 2000, unless utilized. The Company also has federal research and development tax credit carryforwards of $3.5, which will begin expiring in 2003, unless previously utilized.

        Federal and Massachusetts tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes.

12. EMPLOYEE SAVINGS PLAN

        The Company adopted the Genta Incorporated Savings and Retirement Plan (the "Genta 401(k) Plan") in 1994, allowing participating employees to contribute up to 15% of their salary, subject to annual limits. In January 1998, the Board of Directors approved an increase to 20%, effective April 1, 1998, and subject to annual limits as established by the IRS. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made since the inception of the 401K Plan.

13. EMPLOYEE TERMINATIONS

        In May 1997, Genta assessed its personnel requirements and established a plan involving the termination of an aggregate of 12 research and administrative employees at Genta and Genta Europe. The Company recorded general and administrative expenses of $868,000 in the second quarter of 1997 for related accrued severance costs. There have subsequently been no adjustments to the liabilities originally recorded and the actual termination benefits paid were equal to the liabilities recorded.

        On November 12, 1999, the Company announced that it has elected a new CEO and a new Chairman of the Board. The previous Chairman and CEO while continuing as a member of the Board, will receive severance in the form of salary continuation of approximately $300,000, to be paid in installments over the next 12 months and had his stock option agreement modified as discussed in
Note 10, resulting in non-cash compensation expense of $950,000. Since the previous Chairman and CEO has no continuing obligation of service to the Company including in his capacity as a Board Member, these costs were entirely recognized in 1999 as general and administrative expenses.

14. CONTINGENCIES

        Pursuant to the Settlement Agreement (Note 10), the Company agreed: to issue to LBC 2,900 shares of Series D Convertible Preferred Stock: to issue to LBC or its designee five-year warrants (the "LBC Warrants") to acquire 700,000 shares of Common Stock at an exercise price of $0.52 per share; to make certain payments to LBC totaling approximately $182,000; and to pay to LBC, upon the exercise of certain warrants, a commission equal to up to $150,000 in the aggregate (as of December 31, 1999, none of said warrants had been exercised). The respective conversion and exercise prices of the Series D Preferred Stock and the LBC Warrants are subject to adjustment upon the occurrence of certain events. The fair value attributed to the 2,900 shares of Series D Preferred Stock and the Class D Warrants approximated $965,000. The Company provided for $600,000 of this $1,147,000 settlement in 1997 and the remaining amount in 1998.

        On June 4, 1998, the Company's statutory process agent received a Summons and Complaint in a lawsuit brought by Johns Hopkins University ("Johns Hopkins") against the Company in Maryland Circuit Court for Baltimore City (Case No. 98120110). Johns Hopkins alleged in the Complaint that the Company has breached the Johns Hopkins Agreement and owed them licensing royalty fees and related expenses in the amount of $308,832; of this amount, $287,671 represented claims by the Ts'o/Miller Partnership pursuant to the terms of a Summons and Complaint received by the Company's statutory process agent on August 10, 1998. Johns Hopkins also alleged the existence of a separate March 1993 letter agreement wherein the Company agreed to support a fellowship program at the Johns Hopkins School of Hygiene and Public Health and the Company's breach thereof, with damages of $326,829. As of December 31, 1998, the Company had accrued $635,000 relating to the estimated cost to settle these claims. In August 1999, the Company settled the lawsuits for $380,000. The Company will pay $180,000 in cash over a six-month period of which $52,500 remains outstanding as of December 31, 1999, and issued 69,734 shares of Common Stock to Johns Hopkins, acting on its behalf and on behalf of Ts'o/Miller Partnership, sufficient to provide a value of $200,000. The excess of the previously accrued settlement costs over the actual settlement cost has been recorded as a reduction to general and administrative expenses.

        In October 1996, JBL retained a chemical consulting firm (the "Consulting Firm") to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL show that PCEs and chloroform have decreased in all but one of the monitoring sites. Based on an estimate provided to the Company by the Consulting Firm, the Company accrued $65,000 in 1999, relating to remedial costs. Prior to 1999, such costs were not estimable, and therefore no loss provisions had been recorded. Pursuant to the JBL agreement the Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

       JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company will continue to accrue $75,000 pursuant to SFAS No. 5 "Accounting for Contingencies" until such amount is settled. The Company expects to receive a revised settlement proposal from the EPA by the second quarter 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

       During 1995, Genta Pharmaceuticals Europe S.A ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of December 31, 1999, approximately $826,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 1999, approximately $641,000) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe, has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

       On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 1999, approximately $101,500) and early termination payment of FF1,852,429 (as of December 31, 1999, approximately $283,600). A court hearing has been scheduled for May 15, 2000. The company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

        On December 31, 1999, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, pursuant to guidelines established in SFAS No. 5 "Accounting for Contingencies" and Financial Accounting Standards Board Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss," such amount is sufficient to cover any potential liability. Therefore, management believes no additional accrual is necessary. However, there can be no assurance that the Company will not incur additional material costs in relation to this claim.

15. GENTA EUROPE

        The Company's loss on its European operations for the years ended December 31, 1997, 1998 and 1999 was $806,687, $98,134, and zero respectively.

16. BUSINESS SEGMENTS

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

        Business segment accounting policies are the same as those described in the summary of significant accounting policies. As further described in Note 2, as a result of the sale, JBL has been presented as discontinued operations. The Company evaluates performance based on profit or loss from operations before income taxes, interest expense, and interest revenue. The Company also accounts for inter-segment sales as if the sales were to third parties.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

        The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the years ended December 31, 1997, 1998 and through May 10, 1999.

                                                                             FISCAL YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                           1997           1998            1999
                                                                      ------------    -----------    ------------
Revenues:
  Drug Development -- external customers ..........................   $     50,000    $    50,000    $         --
  Drug Development -- related party ...............................        350,097         55,087              --
  Drug development gain on sale of technology......................
                                                                      ------------    -----------    ------------
  Total revenues from continuing operations .......................   $    400,097    $   105,087    $         --
  Chemical Mfg. -- discontinued operations ........................      4,701,649      5,346,795       1,718,720
Cost and Expenses:
  Drug Development -- continuing operations .......................   $ 10,040,571    $ 6,683,123    $ 11,333,138
  Chemical Mfg. -- discontinued operations ........................      6,520,831      6,087,565       2,055,554
Net Loss from operations
  Drug Development ................................................   $ (9,640,474)   $(6,578,036)   $(11,333,138)
  Loss from discontinued operations through May 10, 1999 ..........     (1,741,339)      (739,965)       (336,834)
  Loss from discontinued operations included in gain on sale of JBL                                       147,427
  Net loss of liquidated foreign subsidiary .......................                       (98,134)             --
  Other income and (expenses) .....................................     (2,850,683)       (37,912)         23,110
  Equity in net loss of joint venture .............................     (1,193,321)      (131,719)      2,448,518
Chemical manufacturing - gain on sale of JBL ......................                                  $  1,606,956
                                                                      ------------    -----------    ------------
  Total Net Loss ..................................................   $(15,425,817)   $(7,585,766)   $ (7,443,961)
                                                                      ============    ===========    ============
Segment Assets:
  Drug Development -- continuing operations .......................   $ 15,078,949    $ 7,551,293    $ 12,251,190
  Chemical Mfg. -- discontinued operations ........................      2,449,002      2,606,304       3,051,134

        As a result of the closing of the sale of JBL, Genta operates in one segment.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and commercializing pharmaceuticals. As discussed in Note 1 to the Financial Statements, the deficiency in working capital and net capital deficiency at December 31, 1998 and the Company's operating losses since inception, raise substantial doubt about is ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                       DELOITTE & TOUCHE EXPERTA LTD.

Basel, Switzerland
April 15, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Genta Jago Technologies, B.V.

We have audited the accompanying statements of operations, stockholders' equity (net capital deficiency) and cash flows of Genta Jago Technologies, B.V. (a development stage company) for the year ended December 31, 1997 and for the period December 15, 1992 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Genta Jago Technologies, B.V. (a development stage company) and its cash flows for the year ended December 31, 1997 and for the period December 15, 1992 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

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

                                       ERNST & YOUNG LLP

San Diego, California
June 18, 1998

                          GENTA JAGO TECHNOLOGIES B.V.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                            December 31,
                                                                                ---------------------------------
                                                                                        1997                 1998
                                                                                ------------         ------------
 Assets
 Current assets:
   Cash and cash equivalents                                                          $9,247                  $--
   Receivables under collaboration agreements                                      1,399,854            3,348,178
   Other current assets                                                               22,246               24,349
                                                                                ------------         ------------
 Total current assets                                                              1,431,347            3,372,527
 Property and equipment, net                                                           2,300                1,000
 Other assets                                                                          1,672               10,927
                                                                                ------------         ------------
                                                                                  $1,435,319           $3,384,454
                                                                                ============         ============
 Liabilities and net capital deficiency Current liabilities:
   Accounts payable and accrued expenses                                          $1,792,293             $440,458
   Payable to related parties                                                      3,420,456            7,985,810
                                                                                ------------         ------------
 Total current liabilities                                                         5,212,749            8,426,268
 Notes payable to Genta Incorporated                                              15,837,099           15,837,099
 Stockholders' equity (net capital deficiency):
   Common Stock, 14,700 shares authorized, 10,000 shares issued
     and outstanding at stated value                                                 512,000              512,000
   Additional paid-in capital                                                      3,741,950            3,741,950
   Deficit accumulated during the development stage                              (23,868,479)         (25,132,863)
                                                                                ------------         ------------
 Net capital deficiency                                                          (19,614,529)         (20,878,913)
                                                                                ------------         ------------
                                                                                  $1,435,319           $3,384,454
                                                                                ============         ============








                             See accompanying notes.

                          GENTA JAGO TECHNOLOGIES B.V.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                Cumulative From
                                                               Years Ended December 31,        December 15, 1992
                                                             ----------------------------     (inception) Through
                                                                  1997            1998         December 31, 1998
                                                              ------------     ----------     ------------------
           REVENUES:
             Collaborative research and development             $3,634,516      $2,161,954          $21,202,848
             COST AND EXPENSES:
                Research and development, including
                  contractual amounts to related
                  parties of $4,540,067,
                  $1,876,444 and $40,169,225 in
                  1997, 1998 and the period from
                  December 15, 1992 (inception) to
                  December 31, 1998, respectively                4,740,299       1,963,326           44,967,209
             General and administrative..........                   50,869         148,241            1,584,493
                                                              ------------    ------------       --------------
                                                                 4,791,168       2,111,567           46,551,702
                                                              ------------    ------------       --------------
           Loss from operations..................              (1,156,652)          50,387          (25,348,854)
           OTHER INCOME (EXPENSE):
             Gain on waiver of debt in exchange for
                return of license rights to related
                party............................                        -               -            4,703,352
           Interest income.......................                      209              92               19,847
           Interest expense......................               (1,175,411)     (1,314,863)          (4,507,208)
                                                              ------------    ------------       --------------
                                                                (1,175,202)     (1,314,771)             215,991
                                                              ------------    ------------       --------------
           Net loss..............................              $(2,331,854)    $(1,264,384)        $(25,132,863)
                                                               ===========     ===========       ==============














                            See accompanying notes.

                          GENTA JAGO TECHNOLOGIES B.V.
                          (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


                                                                December 15, 1992 (inception) to December 31, 1998
                                                 ------------------------------------------------------------------------------
                                                                                             Deficit
                                                                                             Accumulated          Stockholders'
                                                     Common Stock              Additional    During the           Equity
                                                 -----------------------       Paid-in       Development          (net capital
                                                 Shares           Amount       Capital       Stage                deficiency)
                                                 ------           ------       -----------   -------------        -------------
     Issuance of common stock at $51.20
       per share for cash                      $ 2,940          $150,528    $       --      $          --       $     150,528
     Capital contributions in excess of
       stated value                                 --                --        12,882                 --              12,882
                                               -------          --------    ---------       -------------       -------------
     Balance at December 31, 1992                2,940           150,528        12,882                 --             163,410
     Issuance of common stock at $51.20
       per share for cash                        7,060           361,472            --                 --             361,472
     Capital contributions in excess of
       stated value                                 --                --     3,729,068                 --           3,729,068
     Net Loss                                       --                --            --        (5,842,165)         (5,842,165)
                                               -------          --------    ---------       -------------       -------------
     Balance at December 31, 1993               10,000           512,000     3,741,950        (5,842,165)         (1,588,215)
     Net Loss                                       --                --            --        (8,351,381)         (8,351,381)
                                               -------          --------    ---------       -------------       -------------
     Balance at December 31, 1994               10,000           512,000     3,741,950       (14,193,546)         (9,939,596)
     Net Loss                                       --                --            --        (3,411,492)         (3,411,492)
                                               -------          --------    ---------       -------------       -------------
     Balance at December 31, 1995               10,000           512,000     3,741,950       (17,605,038)        (13,351,088)
     Net Loss                                       --                --            --        (3,931,587)         (3,931,587)
                                               -------          --------    ---------       -------------       -------------
     Balance at December 31, 1996               10,000           512,000     3,741,950       (21,536,625)        (17,282,675)
     Net Loss                                       --                --            --        (2,331,854)         (2,331,854)
                                               -------          --------    ---------       -------------       -------------
     Balance at December 31, 1997               10,000          $512,000    $3,741,950      $(23,868,479)       $(19,614,529)
     Net Loss                                       --                --            --        (1,264,384)         (1,264,384)
                                               -------          --------    ---------       -------------       -------------
     Balance at December 31, 1998               10,000          $512,000    $3,741,950      $(25,132,863)       $(20,878,913)
                                               -------          --------    ---------       -------------       -------------

























                             See accompanying note.

                          GENTA JAGO TECHNOLOGIES B.V.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                        Cumulative From
                                                        Years Ended December 31,        December 15, 1992
                                                       ---------------------------      (inception) to
                                                            1997            1998        December 31, 1998
                                                        ------------     -----------   -----------------
Operating Activities
Net loss                                                 $(2,331,854)    $(1,264,384)      $(25,132,863)
  Items reflected in net loss not
     requiring cash:
Depreciation and amortization                                   2,600           1,300             17,068
Technology license fee                                             --              --            192,580
Gain on waiver of debt in exchange for
  return of license rights to related party                        --              --        (4,703,352)
Changes in operating assets and liabilities:
  Advance contract payments to related parties                     --              --                 --
  Receivables under collaboration agreements                (496,016)     (1,948,324)        (3,348,178)
  Other current assets                                         83,688        (11,358)           (33,604)
  Accounts payable and accrued expenses                     1,220,754     (1,351,835)            440,458
  Payable to related parties                                  939,004       4,565,354          7,985,810
  Deferred contract revenue                                        --              --                 --
                                                         ------------    ------------      -------------
Net cash used in operating activities                       (581,824)         (9,247)       (24,582,081)
Investing Activities
Purchase of property and equipment and other                    4,979              --           (19,740)
                                                         ------------    ------------      -------------
Net cash provided by (used in) investing activities             4,979              --           (19,740)
Financing Activities
Proceeds from issuance of common stock
  and capital contributions                                        --              --          4,061,370
Proceeds from notes payable to related party                  550,000              --         21,140,643
Repayment of notes payable to related party                        --              --          (600,192)
                                                         ------------    ------------      -------------
Net cash provided by financing activities                     550,000              --         24,601,821
                                                         ------------    ------------      -------------
Increase (decrease) in cash and cash equivalents              (26,845)        (9,247)                 --
Cash and cash equivalents at beginning of period               36,092          9,247                  --
                                                         ------------    ------------      -------------
Cash and cash equivalents at end of period                     $9,247   $         --       $          --
                                                         ============    ============      =============
Supplemental disclosure of cash flow information:
Interest paid                                            $              $         --       $     299,808
                                                         ============    ============      =============






















                             See accompanying notes.

                          GENTA JAGO TECHNOLOGIES B.V.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    Genta Jago Technologies B.V. ("Genta Jago") was incorporated in December 1992 under the laws of the Netherlands. Genta Jago is a joint venture owned and controlled 50% by Genta Incorporated ("Genta") and 50% by Jagotec AG ("Jagotec"), a subsidiary of Jago Holding AG which was acquired by SkyePharma in May 1996. Genta Jago was formed to develop and commercialize pharmaceuticals in six major therapeutic areas and commenced research and development activities in January 1993. Genta Jago is managed under the direction of a Board of Managing Directors consisting of two members appointed from each of Genta and Jagotec and one outside member.

    In connection with the formation of the joint venture in 1992, Genta Jago obtained from Jagotec an exclusive license to GEOMATRIX oral controlled-release technology for the development and commercialization of approximately 25 specified products. In May 1995, Genta and Jagotec entered into an agreement to expand Genta Jago by adding the rights to develop and commercialize an additional 35 products (see note 2, "Expansion of Genta Jago"). Genta Jago maintains the rights to develop and to commercialize controlled- release formulations of approximately 60 products using Jagotec's GEOMATRIX technology.

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

2.  RELATED PARTY TRANSACTIONS

LICENSE AGREEMENTS

    Genta Jago entered into license agreements with Genta in connection with the planned development and commercialization of Anticode(TM) oligonucleotide products and with Jagotec in connection with the planned development and commercialization of GEOMATRIX oral controlled-release products. Genta Jago's license with Genta in relation to the Anticode(TM) oligonucleotide products was terminated in 1995; however, the license in relation to the GEOMATRIX oral controlled-release products with Jagotec was not terminated. Pursuant to such agreements, Genta Jago recorded license fee expense of $85,000, and zero during the years ended December 31, 1997, and 1998, respectively.

RESEARCH AND DEVELOPMENT AND SERVICE AGREEMENTS

    Genta Jago has contracted with Genta and Jagotec to conduct research and development and provide certain other services. Under terms of such agreements, Genta Jago generally is required to reimburse the parties for their respective costs incurred plus a specified mark-up. Payments for research and development services are generally made in advance and are refundable if the services are not performed. For the years ended December 31, 1997, and 1998, Genta Jago incurred expenditures of $4.5 million, and $1.9, respectively, pursuant to such research and development and service agreements.

CAPITAL CONTRIBUTIONS AND WORKING CAPITAL AGREEMENT

    On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. However, historically and in connection with the formation of the joint venture, Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its Anticode(TM) oligonucleotide technology to six products. Genta issued 120,000 shares of Common Stock valued at $7.2 million to Jagotec and its affiliates in 1992, for its interest in Genta Jago, to induce Jagotec to license to Genta Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (the "Initial License") and to license to Genta Jagotec's GEOMATRIX technology for use in Genta's Anticode(TM) oligonucleotide development programs. In addition, Genta Jago entered into a working capital agreement with Genta, which expired in October 1998. Pursuant to this agreement, Genta was required to make working capital loans to Genta Jago up to a mutually agreed upon maximum principal amount, which amount is established by Genta and Genta Jago not less than once each calendar quarter, if necessary, based upon the review and consideration by the parties of mutually-acceptable budgets, expense reports, forecasts and work plans for research and development of the products by Genta Jago. Genta was not required to fund amounts in excess of the agreed-upon commitment amount. Working capital loans consist of cash advances to Genta Jago from Genta and research expenses incurred by Genta on behalf of Genta Jago. As of December 31, 1998, Genta had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the loan credit discussed below. Such loans bore interest at rates per annum ranging from 5.81% to 7.5%, and were payable in full on October 20, 1998, but payment has not been received. As a result of the March 4, 1999 agreement, it is not expected that the working capital loans will be paid.

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

3.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

    Genta Jago/Gensia/Brightstone. In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provide Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. The agreement has a term of the longer of twelve years and the patent term in the respective countries within the territory. Genta Jago received $1.2 million and $1.0 million of funding in 1997 and 1998, respectively, pursuant to the agreement. Collaborative revenues of $1.5 million and $2.2 million were recognized under the agreement during the years ended December 31, 1997 and 1998, respectively. Effective October 1996, Gensia and SkyePharma reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

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



                                                                                                 December 31,
                                                                                        --------------------------
                                                                                             1997           1998
                                                                                        ------------   -----------
Deferred tax assets:
Net operating loss carryforwards                                                        $   2,387,000  $ 2,513,000
Valuation allowance for deferred tax assets                                                (2,387,000   (2,513,000)
                                                                                        -------------  -----------
Net deferred tax assets                                                                 $     --       $    --
                                                                                        =============  ===========




    At December 31, 1998, Genta Jago has foreign net operating loss carryforwards of approximately $25,133,000. The foreign tax loss carryforwards will begin expiring in 2000, unless previously utilized.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Changes in Accountants

    On November 3, 1998, the Company filed a Form 8-K disclosing that Ernst & Young LLP had resigned as the Company's principal independent accountant on October 28, 1998.

    On February 10, 1999, the Company engaged Deloitte & Touche LLP as the principal independent accountant to audit the Company's financial statements for the fiscal year ended December 31, 1998.

   Disagreements with Accountants

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than May 1, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1034, as amended ("Regulation 14A")

ITEM 11.  EXECUTIVE COMPENSATION

    The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than May 1, 2000 pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than May 1, 2000 pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than May 1, 2000 pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial statements

    (1) Reference is made to the Index to Financial Statements under Item 8 of this report on Form 10-K.

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

    (b) Reports on Form 8-K. The Company filed the following reports on Forms
8-K:

     On November 12, 1999, the Company filed a Current Report on Form 8-K disclosing the appointment of a new Chief Executive Officer and a new Chairman of the Board of Directors.

    (c) Exhibits required by Item 601 of Regulation S-K with each management contract, compensatory plan or arrangement required to be filed identified.


       EXHIBIT
        NUMBER                                             DESCRIPTION OF DOCUMENT

    3(i).1(7)         Restated Certificate of Incorporation of the Company.

    3(i).2(9)         Certificate of Designations of Series D Convertible Preferred Stock of the Company.

    3(i).3(15)        Certificate of Amendment of Restated Certificate of Incorporation of the Company.

    3(i).4(15)        Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company.

    3(i).5(15)        Certificate of Increase of Series D Convertible Preferred Stock of the Company.

    3(i).6(13)        Certificate of Amendment of Restated Certificate of Incorporation of the Company.

    3(i).7(13)        Certificate of Amendment of Restated Certificate of Incorporation of the Company.

    3(i).8(15)        Certificate of Amendment of Restated Certificate of Incorporation of the Company.

    3(ii).1(13)       Amended and Restated Bylaws of the Company.

    4.1(1)            Specimen Common Stock Certificate.

    4.2(4)            Specimen Series A Convertible Preferred Stock Certificate.

    4.3*              Specimen Series D Convertible Preferred Stock Certificate.

    4.4(4)            Form of Unit Purchase Agreement dated as of September 23, 1993 by and between the Company and the
                      Purchasers of the Series A Convertible Preferred Stock.

   10.1(2)            Amended and Restated 1991 Stock Plan of Genta Incorporated.

  10(iii)(A).1(13)    Non-Employee Directors' 1998 Stock Option Plan.

  10(iii)(A).2(13)    1998 Stock Incentive Plan.

  10.2(1)             Form of Indemnification Agreement entered into between the Company and its directors and officers.

  10.3(1)             Preferred Stock Purchase Agreement dated September 30, 1991 and Amendment Agreement dated October
                      2, 1991.

   10.4(1)+           Development, License and Supply Agreement dated February 2, 1989 between the Company and
                      Gen-Probe Incorporated.

   10.5(3)+           Common Stock Transfer Agreement dated as of December 15, 1992, between the Company and Dr.
                      Jacques Gonella.

   10.6(3)            Consulting Agreement dated as of December 15, 1992, between the Company and Dr. Jacques Gonella.

   10.7(3)+           Common Stock Transfer Agreement dated as of December 15, 1992, between the Company and Jagotec AG.

   10.8(3)+           Collaboration Agreement dated as of January 22, 1993, between Jobewol Investments B.V. (now known as Genta Jago Technologies B.V.) and Gensia, Inc.

   10.9(5)            Form of Purchase Agreement between the Company and certain purchasers of Common Stock.


   10.10(5)           Common Stock Purchase Warrant dated May 8, 1995 between the Company and Index Securities S.A.

   10.11(6)+          Restated Joint Venture and Shareholders Agreement dated as of May 12, 1995 between the Company,
                      Jagotec AG, Jago Holding AG, Jago Pharma AG and Genta Jago Technologies B.V.

   10.12(6)+          Limited Liability Company Agreement of Genta Jago Delaware LLC dated as of May 12, 1995 between
                      GPM Generic Pharmaceuticals Manufacturing Inc. and the Company.

   10.13(6)+          Restated Transfer Restriction Agreement dated as of May 12, 1995 between the Company and Jagotec
                      AG.

   10.14(6)+          Transfer Restriction Agreement dated as of May 12, 1995 between the Company, GPM Generic
                      Pharmaceuticals Manufacturing Inc. and Jago Holding AG.

   10.15(6)+          Common Stock Transfer Agreement dated as of May 30, 1995 between the Company and Jago Finance
                      Limited.

   10.16(6)+          Stockholders' Agreement dated as of May 30, 1995 between the Company, Jagotec AG, Dr. Jacques
                      Gonella and Jago Finance Limited.

   10.17(6)+          Restated GEOMATRIX Research and Development Agreement dated as of May 12, 1995 between Jago
                      Pharma AG, the Company, Genta Jago Delaware, L.L.C. and Genta Jago Technologies B.V.

   10.18(6)+          Restated Services Agreement dated as of May 12, 1995 between Jago Pharma AG, the Company, Genta
                      Jago Delaware, L.L.C. and Genta Jago Technologies B.V.

   10.19(6)+          Restated Working Capital Agreement dated as of May 12, 1995 and Amendment No. 1 to Restated
                      Working Capital Agreement dated as of July 11, 1995 between the Company and Genta Jago
                      Technologies B.V.

   10.20(6)+          Restated Promissory Note dated as of January 1, 1994 between Genta Jago Technologies B.V. and the
                      Company.

   10.21(6)+          Restated License Agreement dated as of May 12, 1995 between Jagotec AG and the Company.

   10.22(6)+          Restated GEOMATRIX License Agreement dated as of May 12, 1995 between Jagotec AG and Genta Jago
                      Technologies B.V.

   10.23(6)+          GEOMATRIX Manufacturing License Agreement dated as of May 12, 1995 between Jagotec AG and Genta
                      Jago Technologies B.V.

   10.24(6)+          Restated GEOMATRIX Supply Agreement dated as of May 12, 1995 between Jago Pharma AG and Genta
                      Jago Technologies B.V.

   10.25(7)           Common Stock Purchase Warrant dated December 14, 1995 between the Company and Lease Management
                      Services, Inc.

   10.26(8)           Common Stock Purchase Warrant for 375,123 shares of Common Stock issued to Lyon & Lyon.

   10.27(8)           Common Stock Purchase Warrant for 100,000 shares of Common Stock issued to Michael Arnouse.

   10.28(9)           Note and Warrant Purchase Agreement dated as of January 28, 1997 among the Company, The Aries
                      Fund and The Aries Domestic Fund, L.P.

   10.29(9)           Letter Agreement dated January 28, 1997 from the Company to The Aries Fund and The Aries Domestic
                      Fund, L.P.

   10.30(9)           Senior Secured Convertible Bridge Note of the Company dated January 28, 1997 for $1,050,000 issued to The Aries Domestic Fund, L.P.

   10.31(9)           Senior Secured Convertible Bridge Note of the Company dated January 28, 1997 for $1,950,000 issued to The Aries Trust.

   10.32(9)           Class A Bridge Warrant for the Purchase of 2,730,000 shares of Common Stock issued to The Aries
                      Domestic Fund, L.P.

   10.33(9)           Class A Bridge Warrant for the Purchase of 5,070,000 shares of Common Stock issued to The Aries
                      Trust.

   10.34(9)           Class B Bridge Warrant for the Purchase of 4,270,000 shares of Common Stock issued to The Aries
                      Domestic Fund, L.P.

   10.35(9)           Class B Bridge Warrant for the Purchase of 7,930,000 shares of Common Stock issued to the Aries
                      Trust.

   10.36(9)           Security Agreement dated as of January 28, 1997 between the Company and Paramount Capital, Inc., as agent for the holders of the  Company's  Senior  Secured  Convertible Bridge Notes

   10.37(9)           Letter Agreement dated January 28, 1997 among the Company, Paramount Capital, Inc., The Aries
                      Domestic Fund, L.P. and The Aries Trust.

   10.38(10)          Executive Compensation Agreement dated as of January 1, 1996 between the Company and Howard
                      Sampson.

   10.39(10)          Collaboration Agreement dated December 26, 1995 between the Company and Johnson & Johnson
                      Consumer Products, Inc.

   10.40(10)          Assignment Agreement (of Gensia Inc.'s rights in the Collaboration Agreement between Genta Jago and Gensia, Inc., dated January 23, 1993) to Brightstone Pharma, Inc., dated October 1, 1996 among
                      Gensia, Inc., Genta Jago Technologies B.V., Brightstone Pharma, Inc., and SkyePharma PLC.

   10.41(10)+         Development and Marketing Agreement effective February 28, 1996 between Apothecon, Inc. and Genta
                      Jago Technologies B.V.

   10.42(10)+         License Agreement effective February 28, 1996 between Apothecon, Inc. and Genta Jago Technologies
                      B.V.

   10.43(10)+         Option, Development & Sub-License Agreement (the Company  has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V. and Krypton Ltd.

   10.44(10)+         Development and Sub-License Agreement (the Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V. and
                      Krypton Ltd.
                      .
   10.45(10)+         Development and Sub-License Agreement (the Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V. and Krypton Ltd.

   10.46(10)+         Development and Sub-License Agreement/Diclofenac dated as of October 31, 1996 between Genta Jago
                      Technologies B.V. and Krypton Ltd.


   10.47(10)+         Development and Sub-License Agreement/Naproxen dated as of October 31, 1996 between Genta Jago
                      Technologies B.V. and Krypton Ltd.


   10.48(10)+         Development and Sub-License Agreement/Verapamil dated as of October 31, 1996 between Genta Jago
                      Technologies B.V. and Krypton Ltd.

   10.49(10)+         License Termination Agreement dated December 2, 1996 between the Company and Wilton Licensing AG and the Company.

   10.50(10)          Contract for Regional Aid for Innovation, effective July 1, 1993, between L'Agence Nationale de
                      Valorisation de la Recherche, Genta Pharmaceuticals Europe S.A. and the Company.


    10.51(11)         Warrant for the Purchase of 32,500 shares of Common Stock of the Company, issued to The Aries
                      Fund.


   10.52(11)          Warrant for the Purchase of 17,500 shares of Common Stock of the Company, issued to The Aries
                      Domestic Fund, L.P.


   10.53(11)          Amended and Restated Amendment Agreement dated June 23, 1997 among the Company and The Aries Fund and The Aries Domestic Fund L.P.

   10.54(11)          Amended and Restated Senior Secured Convertible Bridge Note for $1,050,000 issued to The Aries
                      Domestic Fund, L.P.

   10.55(11)          Amended and Restated Senior Secured Convertible Bridge Note for $1,950,000 issued to The Aries
                      Trust.


   10.56(11)          New Class A Bridge Warrant for the Purchase of 350,000 shares of Common Stock issued to The Aries
                      Domestic Fund, L.P.


   10.57(11)          New Class A Bridge Warrant for the Purchase of 650,000 shares of Common Stock issued to The Aries
                      Trust.


   10.58(11)          New Class B Bridge Warrant for the Purchase of 350,000 shares of Common Stock issued to The Aries
                      Domestic Fund, L.P.


   10.59(11)          New Class B Bridge Warrant for the Purchase of 650,000 shares of Common Stock issued to The Aries
                      Trust.


   10.60(11)          Consulting Agreement dated as of August 27, 1997 by and between the Company and Paul O.P. Ts'o,
                      Ph.D.


   10.61(11)          Consulting Agreement dated as of August 27, 1997 by and between the Company and Sharon B.
                      Webster, Ph.D.


  10.62(15)           Warrant Agreement, dated as of May 20, 1997, among the Company, ChaseMellon Shareholder Services,
                      L.L.C., as warrant agent, and Paramount Capital, Inc.

   10.63(12)          Severance Agreement, Release and Covenant Not to Sue dated May 5, 1998 between Thomas H. Adams,
                      Ph.D. and the Company.


   10.64(12)          Consulting Agreement dated May 5, 1998 between the Company and Thomas H. Adams, Ph.D.

  10.65(14)           Asset Purchase Agreement, dated as of March 19, 1999, among JBL Acquisition Corp., JBL Scientific
                      Incorporated and the Company.

   10.66(14)          Agreement of Sublease dated March 31, 1999 between Interneuron Pharmaceuticals, Inc. and the
                      Company

  10.67(15)           Warrant Agreement, dated as of December 23, 1999, among the Company, ChaseMellon Shareholder Services, L.L.C., as warrant agent, and Paramount Capital, Inc.

   10.68(15)          Separation Letter Agreement dated December 1, 1999 from
                      the Company to Kenneth G. Kasses, Ph.D.

  10.69(15)           Amendment No. 1 to Stock Option Agreement, dated as of December 1, 1999, to the Stock Option
                      Agreement, dated as of May 28, 1998, between the Company and Kenneth G. Kasses, Ph.D.

   10.70(15)          Employment Letter Agreement, dated as of October 28, 1999, from the Company to Raymond P.
                      Warrell, Jr., M.D.

  10.71(15)           Stock Option Agreement, dated as of October 28, 1999, between the Company and Raymond P. Warrell,
                      Jr., M.D.

  10.72(15)           Letter Agreement, dated March 4, 1999, from SkyePharma Plc to the Company.

  22.1(10)            Subsidiaries of the Registrant.

  23.1(15)            Consent of Deloitte & Touche LLP, Independent Auditors.

  23.2(15)            Consent of Deloitte & Touche Experta Ltd., Independent Auditors.

  23.3(15)            Consent of Ernest & Young LLP, Independent Auditors.

  27.1(15)            Financial Data Schedule.

----------

+ The Company has been granted confidential treatment of certain portions of this exhibit.

*     Filed supplementally.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-43642.

(2) Exhibit 10.1 is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 33-85887.

(3) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3, Registration No. 33-58362.

(4) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated as of September 24, 1993, Commission File No. 0-19635.

(5) Incorporated by reference to the exhibits of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-19635.

(6) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, Commission File No. 0-19635.

(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635.

(8)   Exhibits 10.26 and 10.27 are incorporated herein by reference to Exhibits
      4.1 and 4.2, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 0-19635.

(9)   Exhibits 3(i).2, 10.28, 10.29, 10.30, 10.31, 10.32, 10.33, 10.34, 10.35,
      10.36 and 10.37 are incorporated herein by reference to Exhibits 3(i), 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9 and 10.10,
      respectively, to the Company's Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635.


(10)  Exhibits 10.38, 10.39, 10.40, 10.41, 10.42, 10.43, 10.44, 10.45, 10.46,
      10.47, 10.48, 10.49, 10.50 and 22.1 are incorporated herein by reference to Exhibits 10.86, 10.87, 10.88, 10.89, 10.90, 10.91, 10.92, 10.93, 10.94,
      10.95,

      10.96, 10.97, 10.98 and 22.1, respectively, the Company's Annual Report on Form 10-K (Amendment No. 1) for the year ended December 31, 1996, Commission File No. 0-19635.

(11)  Exhibits 10.51, 10.52, 10.53, 10.54, 10.55, 10.56, 10.57, 10.58, 10.59,
      10.60 and 10.61 are incorporated herein by reference to Exhibits 10.99, 10.100, 10.101, 10.102, 10.103, 10.104, 10.105, 10.106, 10.107, 10.108 and
      10.109, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-19635.

(12)  Exhibits 10.63 and 10.64 are incorporated herein by reference to Exhibits
      10.1 and 10.2, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No.
      0-19635.

(13)  Exhibits 3(i).6, 3(i).7, 3(ii).1, 10(iii)(A).1 and 10(iii)(A).2 are
      incorporated herein by reference to Exhibits 3(i).4, 3(i).3, 3(ii).1, 10(iii)(A).1 and 10(iii)(A).2, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635.

(14)  Exhibits 10.65 and 10.66 are incorporated herein by reference to Exhibits
      10.2 and 10.1, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No.
      0-19635.

(15) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2000.

                                          Genta Incorporated

                                          /s/ RAYMOND P. WARRELL, JR., M.D.
                                          ----------------------------------
                                          Raymond P. Warrell, Jr., M.D.
                                          President, Chief Executive Officer and
                                          Principal Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                        Capacity                          Date

/s/ MARK C. ROGERS, M.D.                            Chairman of the Board of Directors          March 27, 2000
----------------------------------
Mark C. Rogers, M.D.

/s/ RAYMOND P. WARRELL, JR., M.D.                   President, Chief Executive Officer and      March 27, 2000
----------------------------------                  Principal Executive Officer
Raymond P. Warrell, Jr., M.D.

/s/ GERALD M. SCHIMMOELLER                          Principal Accounting Officer, Principal     March 27, 2000
----------------------------------                  Financial Officer, Vice President
Gerald M. Schimmoeller

/s/ DONALD G. DRAPKIN                               Director                                    March 27, 2000
----------------------------------
Donald G. Drapkin

/s/ KENNETH G. KASSES, PH.D.                        Director                                    March 27, 2000
----------------------------------
Kenneth G. Kasses, Ph.D.

/s/ DANIEL D. VON HOFF, M.D.                        Director                                    March 27, 2000
----------------------------------
Daniel D. Von Hoff, M.D.

/s/ HARLAN J. WAKOFF                                Director                                    March 27, 2000
-----------------------------------
Harlan J. Wakoff

/s/ MICHAEL S. WEISS                                Director                                    March 27, 2000
-----------------------------------
Michael S. Weiss