Form 10-Q
period 2000-03-31
GENTA INCORPORATED /DE/
filed 2000-05-15
CIK 880643

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

                  For the quarterly period ended March 31, 2000

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

     As of May 10, 2000, the registrant had 31,378,338 shares of common stock outstanding.

                               GENTA INCORPORATED
================================================================================
                               INDEX TO FORM 10-Q


 PART I.    FINANCIAL INFORMATION                                        Page

 Item 1.    Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at December 31, 1999
                   and March 31, 2000                                      3

            Condensed Consolidated Statements of Operations for the
                   Three Months Ended March 31, 1999 and 2000              4

            Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1999 and 2000              5

            Notes to Condensed Consolidated Financial Statements           6

 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10

 PART II.   OTHER INFORMATION

 Item 1.    Legal Proceedings                                              20

 Item 4.    Submission of Matters to a Vote of Security Holders            21

 Item 6.    Exhibits and Reports on Form 8-K                               22


 SIGNATURES                                                                23

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       DECEMBER 31,         MARCH 31,
                                                                                     ----------------------------------
                              ASSETS                                                       1999                 2000
                                                                                     ----------------------------------
Current assets:
   Cash and cash equivalents .....................................................   $  10,100,603       $   7,950,518
   Short term investments ........................................................            --             2,295,624
   Notes receivable ..............................................................       1,333,739           1,294,739
   Prepaid expenses ..............................................................            --               300,000
   Other current assets ..........................................................          22,087              29,180
                                                                                     ----------------------------------
Total current assets .............................................................      11,456,429          11,870,061
                                                                                     ----------------------------------
Property and equipment, net ......................................................          30,357              38,286
Intangibles, net .................................................................         576,904             524,078
Deposits and other assets ........................................................         164,500                --
                                                                                     ----------------------------------
Total assets .....................................................................   $  12,228,190       $  12,432,425
                                                                                     ==================================
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................   $     362,465       $     340,484
   Payable to research institutions ..............................................          52,500                --
   Accrued compensation ..........................................................         487,609             464,198
   Other accrued expenses ........................................................         544,728             599,893
   Net liabilities of liquidated foreign subsidiary ..............................         574,812             574,812
                                                                                     ----------------------------------
Total current liabilities ........................................................       2,022,114           1,979,387
                                                                                     ----------------------------------

Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible
     preferred shares outstanding:
     Series A convertible preferred stock, $ 001 par value;
       277,100 and 273,300 shares issued and outstanding at
       December 31, 1999 and March 31, 2000, respectively, liquidation
       value is $13,665,000 at March 31,2000 .....................................             277                 273
     Series D convertible preferred stock, $.001 par value; 123,451 and 101,180 shares issued and outstanding at December 31, 1999 and March 31, 2000,
       respectively; liquidation value is $22,742,673 at March 31, 2000 ..........             124                 101
   Common stock; $.001 par value; 95,000,000 shares authorized,
     25,456,123 and 29,796,782 shares issued and outstanding at
     December 31, 1999 and March 31, 2000, respectively ..........................          25,456              29,797
   Additional paid-in capital ....................................................     146,862,374         152,065,595
   Accumulated deficit ...........................................................    (139,497,618)       (148,235,213)
   Accrued dividends payable .....................................................       5,134,912           8,577,473
   Deferred compensation .........................................................      (2,319,449)         (1,984,988)
                                                                                     ----------------------------------
Total stockholders' equity .......................................................      10,206,076          10,453,038
                                                                                     ----------------------------------
Total liabilities and stockholders' equity .......................................   $  12,228,190       $  12,432,425
                                                                                     ==================================

                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                             --------------------------------
                                                                 1999                2000
                                                             ------------       ------------
                                                              (RESTATED)
Operating expenses:
   Research and development (excluding non-cash stock
     compensation of zero and $1,207,280).................     $1,089,966        $    505,791
   General and administrative (excluding non-cash stock
     compensation of $142,500 and $6,783,399)..............       969,912            853,724
   Non-cash equity related compensation ...................       142,500          7,990,679
                                                             ------------       ------------
                                                                2,202,378          9,350,194
                                                             ------------       ------------
Loss from operations.......................................    (2,202,378)        (9,350,194)
Equity in net income of
  joint venture............................................     2,284,018            501,945
Other income (expense):
   Interest income.........................................        51,864            115,360
   Interest expense........................................          (173)            (4,706)
   Other expense...........................................      (149,114)              --
                                                             ------------       ------------
Net loss from continuing operations........................       (15,783)        (8,737,595)
Income (loss) from discontinued operations.................      (189,407)              --
                                                             ------------       ------------
Net loss...................................................      (205,190)        (8,737,595)
Dividends accrued on preferred stock.......................      (888,700)        (3,442,561)
                                                             ============       ============
Net loss applicable to common shares.......................  $ (1,093,890)      $(12,180,156)
                                                             ============       ============
Net loss per share
  Continuing operations....................................  $      (0.07)      $      (0.44)
  Discontinued operations..................................         (0.01)              --
                                                             ------------       ------------
Net loss per common share..................................  $      (0.08)      $      (0.44)
                                                             ============       ============
Shares used in computing net
  loss per common share....................................    12,902,237         27,767,794
                                                             ============       ============


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH  31,
                                                                    --------------------------------
                                                                       1999                 2000
                                                                    ------------       ------------
                                                                     (restated)
OPERATING ACTIVITIES
Net loss.........................................................   $   (205,190)      $ (8,737,595)
Items reflected in net loss not requiring cash:
   Depreciation and amortization.................................        259,862             57,114
   Equity in net gain of joint venture...........................     (2,284,018)              --
   Compensation expense related to stock options.................         76,134          7,990,679
   Loss on sale of fixed assets..................................        149,026               --
Changes in operating assets and liabilities......................        218,286           (197,373)
                                                                    ------------       ------------
Net cash used in operating activities............................     (1,785,900)          (887,175)

INVESTING ACTIVITIES
Purchase of short-term investments...............................        892,372         (2,295,624)
Purchase of property and equipment...............................        (24,551)           (12,217)
Proceeds from sale of property and equipment.....................          5,087               --
Principal payments received on notes receivable..................           --               60,000
Purchase of intangibles..........................................        (99,635)              --
Deposits and other...............................................         (1,200)              --
                                                                    ------------       ------------
Net cash provided by investing activities........................        772,073         (2,247,841)

FINANCING ACTIVITIES
Issuance of common stock upon exercise of warrants...............         35,391            993,878
Proceeds from equipment conversion to lease......................         60,085               --
                                                                    ------------       ------------
Net cash provided by financing activities........................         95,476            993,878
                                                                    ------------       ------------
(Decrease) increase in cash and cash equivalents.................       (918,351)        (2,141,138)
Less cash at liquidated foreign subsidiary.......................         (8,947)            (8,947)
Cash and cash equivalents at beginning of period.................      1,566,288         10,100,603
                                                                    ------------       ------------
Cash and cash equivalents at end of period.......................   $    638,990       $  7,950,518
                                                                    ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid....................................................   $        173       $      4,706
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Preferred stock dividends accrued................................        888,700          3,442,561
Common stock issued in payment of dividends on preferred stock...         18,597               --

                            See accompanying notes.

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation ("Genta" or the "Company"), presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Accrued dividends have been restated for the three months ended March 31, 1999 to conform with the 1999 year end presentation and to record accrued dividends at fair market value. The impact for the three months ended March 31, 1999 was an increase in net loss of $546,291 or $0.04 per share.

     The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K").

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

(2)  DISCONTINUED OPERATIONS

     On March 19, 1999, the Company entered into an Asset Purchase Agreement (the "JBL Agreement") with Promega Corporation ("Promega"), whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999 with a gain on the sale of approximately $1.6 million being recognized.

     As a result of the sale of JBL's business, the Company's specialty biochemical manufacturing segment (JBL) has been presented as discontinued operations for the three months ended March 31, 1999. The assets and liabilities relating to the discontinued operations have been charged to gain on sale of JBL as of May 10, 1999. The results of operations for the discontinued segment are included in discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 1999. In connection with the sale of JBL's business, 246,000 options were granted to the former employees of JBL upon the closing of the sale of JBL's business, pursuant to an ongoing service arrangement between Promega and the Company. Those options have been accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and EITF 96-18 using the Black-Scholes option pricing model. These options were granted at $2.03 per share with a one year vesting period and will expire two years after the date of grant. The estimated value of these options totaled $1.9 million as of March 31, 2000 of which $970,400 is included in continuing operations for the three months ended March 31, 2000 and is based on services provided and have been charged to research and development expense. The Company will continue to estimate and expense the value of these options over the vesting period, which will be no later than one year from the closing date of the sale.

     Net current assets of discontinued operations consisted of the following:

                                                               March 31, 1999
                                                               --------------
Accounts receivable, net .............................          $   494,859
Inventories, net .....................................              971,573
Property and equipment, net ..........................              626,681
Other assets .........................................              958,034
Liabilities ..........................................             (514,301)
                                                                -----------
         Total .......................................          $ 2,536,846
                                                                ===========

     Operating results of the discontinued segment consisted of the following:

                                                             Three Months Ended
                                                               March 31, 1999
                                                             ------------------
Product sales ......................................            $ 1,273,598
Operating expenses .................................             (1,461,553)
Other income (expense) .............................                 (1,452)
                                                                -----------
Income (loss) ......................................            $  (189,407)
                                                                ===========

(3)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consisted of money market funds and highly liquid debt instruments with remaining maturities of three months or less when purchased. Short-term investments consisted of corporate notes, all of which matured within 90 days from March 31, 2000. The estimated fair value of each investment security approximates the amortized cost and therefore, no unrealized gains or losses existed as of March 31, 2000.

(4)  NET LOSS PER COMMON SHARE

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

     Net loss per common share for the three months ended March 31, 1999 and 2000 is based on the weighted average number of shares of Common Stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive.

(5)  STOCKHOLDERS' EQUITY

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), and the mandatory redemption of all outstanding Class D Warrants. As a result of the conversion of the Series D Convertible Preferred Stock, and assuming all holders of Class D Warrants exercise their conversion rights, the Company will be required to issue approximately

12.2 million shares of Common Stock. The Company expects to realize $1.0 million from the exercise of the Class D Warrants. The Company did not accrue dividends for the months of February and March 2000 due to the mandatory conversion of the Series D Preferred Stock.

     During the three months ended March 31, 2000, an aggregate of 26,088 shares of the Company's Series D Convertible Preferred Stock, were converted at the option of the holders thereof into an aggregate of 2,934,069 shares of Common Stock at a conversion price of $0.88477 per share. An aggregate of 3,800 shares of the Company's Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), were converted at the option of the holders of thereof into an aggregate of 26,810 shares of Common Stock at a conversion price of $6.77 per share. An aggregate of 773,329 shares of Common Stock were issued pursuant to the exercise of warrants.

     On January 29, 2000, the Company declared a dividend for the Series D Preferred Stock. An aggregate of 953,028 shares of Common Stock will be issued which are valued at $8.6 million.

         On March 27, 2000, four members of the Company's Board of Directors resigned. The Company accelerated the vesting of their outstanding options and extended the exercise period for one year. The Company expensed $6.6 million during the first quarter of 2000 in connection with these options.

(6)  NOTES RECEIVABLE

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

     The Company also accepted a non-interest bearing promissory note from HealthStar, Inc. for $200,000 for the sale of equipment to be paid in 10 equal monthly installments, of which $20,000 was outstanding at March 31, 2000.

(7)  GENTA JAGO

     On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which the parties to the Joint Venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago Technologies B.V. ("Genta Jago"), the joint venture formed by Genta and Skyepharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in the Interim JV Agreement. The Company reversed its $2.3 million deficit in the Genta Jago and effectively forgiving payment of working capital loans to Genta Jago, for the three months ended March 31, 1999. In accordance with revised revenue sharing agreements, Genta reported $502,000 in income for the three months ended March 31, 2000 for its share of net income of Genta Jago in relation to Skyepharma's royalty agreement with Elan Corporation for Genta Jago's product, Naproxen.

(8)  COMMITMENTS AND CONTINGENCIES

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. Based on an estimate provided to the Company by the consulting firm, at December 31, 1999 and March 31, 2000 the Company has $39,100 and $50,000, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The company expects to receive a revised settlement proposal from the EPA during the second quarter of 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigation or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of March 31, 2000, approximately $791,100) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of March 31, 2000, approximately $613,500) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of March 31, 2000, approximately $97,200) and early termination payment of FF1,852,429 (as of March 31, 2000, approximately $271,400). A court hearing has been scheduled for May 15, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On March 31, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

(9)  RECENT DEVELOPMENTS

     In April 2000, Genta entered into an Asset Purchase Agreement (the "Relgen Agreement") with Relgen LLC, a privately held corporation, in which Genta will acquire all assets, rights and technology to a portfolio of gallium containing compounds, known as Ganite(TM), in exchange for 10,000 shares of Common Stock. These compounds are used to treat cancer-related hypercalcemia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to March 31, 2000, the Company has incurred a cumulative net loss of approximately $148.2 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

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

     On March 19, 1999, the Company entered into the JBL Agreement with Promega, whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for cash, a promissory note and certain pharmaceutical development services in support of the Company's development activities (see Note 2). The sale of the assets of JBL was completed on May 10, 1999, and has resulted in a significant decrease in ongoing revenues, as all of the Company's product sales had been attributable to JBL.

     Costs and expenses totaled approximately $2.2 million in the three months ended March 31, 1999, and increased to approximately $9.4 million for the same period in 2000. Primarily, the overall increase reflects greater activity in non-cash stock compensation charges as a result of acceleration of stock options for retiring Board members, which was partially offset by lower drug supply.

     Research and development expenses totaled approximately $1.1 million in the three months ended March 31, 1999, and increased to approximately $1.7 million for the same period in 2000. The increase in research and development expenses is primarily attributable to non-cash stock compensation charges, partially offset by lower drug supply. During the three months ended March 31, 2000, $1.2 million was recorded for non-cash stock compensation charges.

     As a result of the recent initiation of Phase 3 clinical trials for melanoma, it is anticipated that research and development expenses will increase in the future, as the development program for G3139 expands and more patients are treated in clinical trials at higher doses, through longer or more treatment cycles, or both. Furthermore, the Company is pursuing other opportunities for new product development candidates which pursuits, if successful, will require additional research and development expenses. There can be no assurance, however, that the trials will proceed in this manner or that the Company will initiate new development programs.

     General and administrative expenses were approximately $1.1 million for the three months ended March 31, 1999, and increased to $7.6 million for the same period in 2000. The increase reflects primarily non-cash stock compensation charges, partially offset by lower consulting expenses. During the quarter ended March 31, 2000, $6.8 million was recorded as non-cash stock compensation charges.

     On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into the Interim JV Agreement pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999. In accordance with revised revenue sharing agreements, the Company recorded $502,000 in income for the three months ended March 31, 2000 for its share of net income of Genta Jago in relation to Skyepharma's royalty agreement with Elan Corporation for Genta Jago's product, Naproxen.

     The Company's net loss from continuing operations before accrued dividends totaled approximately $8.7 million, or $0.31 per share of Common Stock, for the three months ended March 31, 2000 compared to a net loss from continuing operations of approximately $.02 million, or $0.01 per share of Common Stock, for the same period in 1999. During the three months ended March 31, 2000, as a result of accrued dividends on the Company's preferred stock of approximately $3.4 million, the Company's net loss per common share was $0.44. The Company's net loss applicable to common shares for the three months ended March 31, 2000 was higher than those reported for the comparable period of 1999 primarily as a result of recording non-recurring income of approximately $2.3 million relating to its equity interest in the net loss of the joint venture in 1999 and non-cash stock compensation charges and an increase of dividends accrued on preferred stock in 2000.

     Since the formation of Genta Jago, no products have been successfully developed and marketed. Since the initial plans called for earlier introductions and since there have been significant changes in the market environment since the Company entered into the joint venture, any products that may be marketed in the future would have significantly poorer financial opportunities than those that were anticipated in the earlier plans. This reduction in opportunity derives from factors such as the presence of direct competing products currently in the marketplace, and increasing pricing pressures on pharmaceuticals, particularly multisource or generic products, from governmental and third-party payers. On May 20, 1998, Genta Jago received notice from Apothecon that they had terminated the agreement for the development of ketoprofen. Apothecon stated that their decision to terminate was based on the facts that a competing generic is already being successfully marketed, other competitors already have Abbreviated New Drug Applications (ANDAs ) pending for their own generic formulations and they consider the GEOMATRIX(R) capsule size competitively disadvantageous. These factors may adversely affect Genta Jago even if it is successful in developing products that obtain regulatory approval. As a result and in consideration of the Company's need to reduce expenses and focus its efforts, the Company is directing its resources away from the joint venture to its Anticode(TM) drug development, specifically G3139, for the immediate future. On July 27, 1998, SkyePharma PLC, the parent company to SkyePharma, announced that an ANDA for naproxen sodium filed by Brightstone Pharma, its U.S. sales and marketing subsidiary, had been accepted for filing by the FDA. Brightstone has a license from Genta Jago to market this product.

     Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates for each period.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $134.9 million through March 31, 2000, including net proceeds of $10.4 million raised in 1999 and $17.0 million raised during 1997. At March 31, 2000, the Company had cash, cash equivalents and short-term investments totaling $10.2 million compared to approximately $10.1 million at December 31, 1999. Management believes that at the current rate of spending, the Company will have sufficient cash funds to maintain its present operations through December 31, 2000.

     As discussed in Note 2 to the Company's condensed consolidated financial statements, the Company entered into the JBL Agreement with Promega on March 19, 1999. Under the agreement, a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million at a 7% annual interest rate maturing on the later of June 30, 2000 or the Environmental Compliance Date, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999.

     The Company will need substantial additional funds before it can expect to realize significant product revenue. To the extent that the Company is successful in accelerating its development of G3139 or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A -- Certain Trends and Uncertainties -- We May Be Liable For Claims of Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financing, will be required in order for the Company to continue its planned operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A -- Certain Trends and Uncertainties -- Our Business Will Suffer if We Fail to Obtain Timely Funding."

     If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Preferred Stock and the mandatory redemption of all outstanding Class D Warrants. As a result of the conversion of the Series D Preferred Stock, and assuming all holders of Class D Warrants exercise their conversion rights, the Company will be required to issue approximately 12.2 million shares of Common Stock. The Company expects to realize $1.0 million from the exercise of the Class D Warrants. The Company did not accrue dividends for the months of February and March 2000 due to the mandatory conversion of the Series D Preferred Stock.

     In the three months ended March 31, 2000, the holders of an aggregate of 26,088 shares of Series D Preferred Stock converted those shares into an aggregate of 2,934,069 shares of Common Stock, and the holders of an aggregate of 3,800 shares of Series A Preferred Stock converted those shares into an aggregate of 26,810 shares of Common Stock. An aggregate of 773,329 shares of common stock were issued pursuant to the exercise of warrants.

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

     Our Company's operations to date have consumed substantial amounts of cash. Based on our current operating plan, we believe that our available resources, including the proceeds from our private offering in December 1999, will be adequate to satisfy our capital needs through December 31, 2000. Our future capital requirements will depend on the results of our research and development activities, pre-clinical studies and bioequivalence and clinical trials, competitive and technological advances, and regulatory processes of the FDA and other regulatory authority. If our operations do not become profitable before we exhaust existing resources, we will need to raise additional financing in order to continue our operations. We may seek additional financing through public and private resources, including debt or equity financing, or through collaborative or other arrangements with research institutions and corporate partners. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital by issuing equity, or securities convertible into equity, the ownership interest of existing Genta stockholders will be subject to further dilution and share prices may decline. If we are unable to raise additional financing, we will need to do the following:

     * delay, scale back or eliminate some or all of our research and product development programs;
     * license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves;
     *    sell Genta to a third party;
     *    to cease operations; or
     *    declare bankruptcy.

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

     Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

     * inability to obtain sufficient quantities of materials used for clinical trials;

     *    inability to adequately monitor patient progress after treatment;

     *    unforeseen safety issues;

     * the failure of the products to perform well during clinical trials; and government or regulatory delays.

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

     Even if our products are successfully developed and approved by the FDA and corresponding foreign regulatory agencies, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

     * possible limited market acceptance among patients, physicians, medical centers and third-party payors;

     * our inability to access a sales force capable of marketing the product;

     * our inability to supply a significant amount of product to meet market demand; and

     * the number and relative efficacy of competitive products that may subsequently enter the market.

     In addition, it is possible that we, or our collaborative partners, will be unsuccessful in developing, marketing and implementing a commercialization strategy for our products.

   We may be unable to obtain or enforce patents and other proprietary rights to protect our business.

     Our success will depend to a large extent on our ability to (1) obtain U.S. and foreign patent or other proprietary protection for our technologies, products and processes, (2) preserve trade secrets, and (3) operate without infringing the patent and other proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. As a result, our ability to obtain and enforce patents that protect our drugs is highly uncertain and involves complex legal and factual questions.

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

     Our business strategy depends in part on our continued ability to develop and maintain relationships with leading academic and research institutions and independent researchers. The competition for such relationships is intense, and we can give no assurances that we will be able to develop and maintain such relationships on acceptable terms. We have entered into a number of collaborative relationships relating to specific disease targets and other research activities in order to augment our internal research capabilities and to obtain access to specialized knowledge and expertise. The loss of any of these collaborative relationships could have a material adverse effect on our business.

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

     The raw materials that we require to manufacture our drugs, particularly oligonucleotides, are available from only a few suppliers, namely those with access to our patented technology. Furthermore, we currently rely on a potential competitor, which is in itself a development stage biotechnology company, to supply us with chemical compounds necessary to the development of our drugs. If these few suppliers cease to provide us with the necessary raw materials or fail to provide us with adequate supply of materials at an acceptable price and quality, we could be materially adversely affected.

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

     In October of 1996, JBL hired an environmental consulting firm to investigate an incident of soil and groundwater contamination at JBL's facility. Sampling of soil and groundwater revealed the presence of contaminants. The California Regional Water Quality Control Board is monitoring the situation. Results of recent testing have indicated a reduction in contaminant levels. Based on an estimate provided to the Company by the consulting firm, at December 31, 1999 and March 31, 2000, the Company has $39,100 and $50,000, respectively, accrued to cover remedial costs. We have agreed to indemnify Promega Corporation, the purchaser of JBL's assets, for any liability that may result from this alleged contamination. We believe that any costs that result from further investigation or remediation will not have a material adverse effect on our operation, but we can give no assurance to that end.

     On October 16, 1998, the Environmental Protection Agency identified JBL as a de minimis potentially responsible party at a California waste disposal facility showing evidence of environmental contamination. The EPA currently estimates that Genta will be required to pay approximately $63,200 to settle its potential liability. We have agreed to indemnify Promega Corporation for any costs resulting from this contamination. Based on the volume amount from the EPA, Genta accrued $75,000 to pay for any potential liability arising from this incident. We are expecting to finalize the terms of settlement during the second quarter of 2000. We believe that any costs that result from further investigation or remediation will not have a material adverse affect on our operation, but we can give no assurance to that end.

   If we cease doing business and liquidate our assets, we are required to distribute proceeds to holders of our preferred stock before we distribute proceeds to holders of our common stock.

     In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the approximately $13.7 million preference of the 273,300 outstanding shares of Series A Preferred Stock and the approximately $22.7 million preference of the 101,180 outstanding shares of Series D Preferred Stock (not including an additional 27,892 shares of Series D Preferred Stock that are issuable upon exercise of certain warrants). Dividends may not be paid on the Common Stock unless full cumulative dividends on the Series D Preferred Stock have been paid or funds have been set aside for such preferred dividends by the Company.

   There currently exist certain interlocking relationships and potential conflicts of interest.

     Certain of our affiliates, Aries Domestic Fund, LP, Aries Domestic Fund II, LP, and Aries Trust (together the "Aries Funds") have the contractual right to appoint a majority of the members of the Board of Directors of the Company. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager of The Aries Funds. The Aries Funds have the right to convert and exercise their securities into a significant portion of the outstanding Common Stock. Dr. Lindsay A. Rosenwald, the Chairman and sole stockholder of PCAM, is also the Chairman of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, the law requires that any transactions between Genta and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, our affiliates including PCAM and PCI are not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and we do not expect and you should not expect, that any biomedical or pharmaceutical product or technology developed by any affiliate in the future will be made available to us. In addition, some of our officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We can not assure you that such other companies will not have interests in conflict with those of the Company.

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

   We have a history of operating losses and anticipate future losses.

The Company has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to March 31, 2000, the Company has incurred a cumulative net loss of approximately $148.2 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue, although, as a result of the sale of JBL's business, revenues have decreased. See "Certain Trends and Uncertainties--Our Business
Will Suffer if We       Fail to Obtain Timely Funding."

    We may be liable for claims of default under various agreements.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (or, as of March 31, 2000, approximately $791,100) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of March 31, 2000 approximately $613,500), and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that it does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment". Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of March 31, 2000, approximately $97,200) and early termination payment of FF1,852,429 (as of March 31, 2000, approximately $271,400). A court hearing has been scheduled for May 15, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On March 31, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

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

   Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

     The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of preclinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company, or their respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the Common Stock. As of May 10, 2000, the Company had 31,378,338 shares of Common Stock outstanding. Future sales of shares of Common Stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

     No predictions can be made of the effect that future market sales of the shares of Common Stock underlying outstanding convertible securities and warrants, or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. Based on an estimate provided to the Company by the consulting firm, at December 31, 1999 and March 31, 2000 the Company has $39,100 and $50,000, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The company expects to receive a revised settlement proposal from the EPA during the second quarter of 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigation or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of March 31, 2000, approximately $791,100) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of March 31, 2000, approximately $613,500) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of March 31,

2000, approximately $97,200) and early termination payment of FF1,852,429 (as of March 31, 2000, approximately $271,400). A court hearing has been scheduled for May 15, 2000. The company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On March 31, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on May 9, 2000.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors' nominees for directors listed in the definitive proxy statement of the Company dated as of April 17, 2000. All of the Board of Directors' nominees were elected.

     (c)  Briefly described below is each matter voted upon at the Annual
          Meeting.

          (i) Election of eight directors. Total combined voting power of the shares of Common Stock and Series D Preferred Stock voted and withheld for the election of each director was as follows:


                Directors                          Votes For         Withheld
                ---------                          ---------         --------

                Mark C. Rogers, M.D               30,974,672          28,553
                Raymond P. Warrell, Jr., M.D      30,975,244          27,981
                Donald G. Drapkin                 30,850,444         152,781
                Kenneth G. Kasses, Ph.D           30,977,172          26,053
                Ralph Snyderman, M.D              30,977,394          25,831
                Daniel D. Von Hoff, M.D           30,977,744          25,481
                Harlan J. Wakoff                  30,976,872          26,353
                Michael S. Weiss                  30,974,668          28,557

          (ii) Approval of an amendment to the Company's 1998 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder, the result of the voting was as follows:

                     For:                       21,081,100 votes
                     Against:                      466,541 votes
                     Abstain:                       87,023 votes
                     Broker Non-Votes:           9,368,561 votes

          (iii) Approval of an amendment to the Company's Non-Employee Directors' 1998 Stock Option Plan to increase the number of shares authorized for issuance thereunder, the result of the voting was as follows:

                     For:                       21,011,417 votes
                     Against:                      531,374 votes
                     Abstain:                       85,873 votes
                     Broker Non-Votes:           9,374,561 votes

          (iv) Approval of an amendment to the Company's Non-Employee Directors' 1998 Stock Option Plan to change the vesting rights of the stock options granted thereunder, the result of the voting was as follows:

                      For:                              21,092,337 votes
                      Against:                             460,944 votes
                      Abstain:                              75,383 votes
                      Broker Non-Votes:                  9,374,561 votes

          (v) Approval of an amendment to the Company's Non-Employee Directors' 1998 Stock Option Plan to change the amount and the time when stock options are granted thereunder, the result of the voting was as follows:

                      For:                              21,109,006 votes
                      Against:                             450,570 votes
                      Abstain:                              72,088 votes
                      Broker Non-Votes:                  9,371,561 votes

          (vi) Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the authorized capital stock, the result of the voting was as follows:

                      For:                              21,354,015 votes
                      Against:                             205,668 votes
                      Abstain:                              68,981 votes
                      Broker Non-Votes:                  9,374,561 votes

          (vii) Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors, the result of voting was as follows:

                      For:                              30,856,801 votes
                      Against:                              47,818 votes
                      Abstain:                              98,606 votes


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits.

          Exhibit
          Number       Description of Document
          ------       -----------------------

          10.1 Asset Purchase Agreement, dated as of April 11, 2000, between Relgen LLC and Genta Incorporated.

          27           Financial Data Schedule

                  (b)  Reports on Form 8-K.

                       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                GENTA INCORPORATED
                                (Registrant)





                                By:    /s/ Raymond P. Warrell, Jr., M.D.
                                       ------------------------------------
                                Name:  Raymond P. Warrell, Jr., M.D.
                                Title: President and Chief Executive Officer
                                       And Principal Executive Officer






                                By:    /s/ Gerald M. Schimmoeller
                                       -----------------------------------
                                Name:  Gerald M. Schimmoeller
                                Title: Vice President, Chief Financial Officer
                                       and Principal Accounting Officer

Date: May 15, 2000