Form 10-Q
period 2000-06-30
GENTA INCORPORATED /DE/
filed 2000-08-14
CIK 880643

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

                  For the quarterly period ended June 30, 2000

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

     As of August 1, 2000, the registrant had 44,117,434 shares of common stock outstanding.

================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q




PART I.   FINANCIAL INFORMATION                                                                         PAGE
                                                                                                         ----

Item 1.  Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets at December 31, 1999
                    and June 30, 2000                                                                     3
                Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 1999 and 2000                                     4

                Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1999 and 2000                                               5

                Notes to Condensed Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                 10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                20

Item 4.  Submission of Matters to a Vote of Security Holders                                              21

Item 6.  Exhibits and Reports on Form 8-K                                                                 21



SIGNATURES                                                                                                22

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        DECEMBER 31,              JUNE 30,
                                                                                       -------------------------------------
                                        ASSETS                                              1999                    2000
                                                                                       -------------------------------------

Current assets:
   Cash and cash equivalents ................................................          $  10,100,603           $   6,899,677
   Short term investments ...................................................                     --               1,277,479
   Notes receivable .........................................................              1,333,739               1,577,115
   Prepaid expenses and other current assets ................................                 22,087                 117,975
                                                                                       -------------           -------------
Total current assets ........................................................             11,456,429               9,872,246
                                                                                       -------------           -------------
Property and equipment, net .................................................                 30,357                  41,370
Intangibles, net ............................................................                576,904               3,304,750
Deposits and other assets ...................................................                164,500                      --
                                                                                       -------------           -------------
Total assets ................................................................          $  12,228,190           $  13,218,366
                                                                                       =============           =============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................................          $     414,965           $     553,194
   Accrued compensation .....................................................                487,609                 281,981
   Other accrued expenses ...................................................                544,728                 767,521
   Net liabilities of liquidated foreign subsidiary .........................                574,812                 574,812
                                                                                       -------------           -------------
Total current liabilities ...................................................              2,022,114               2,177,508
                                                                                       -------------           -------------

Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible preferred shares outstanding:
       Series A convertible preferred stock, $.001 par value; 277,100 and
       268,700 shares issued and outstanding at December 31, 1999 and
       June 30, 2000, respectively, liquidation value is $13,435,000 at
       June 30, 2000 ........................................................                    277                     269
     Series D convertible preferred stock, $.001 par value; 123,451 and zero shares issued and outstanding at December 31, 1999 and June 30, 2000,
       respectively; liquidation value is zero at June 30, 2000 .............                    124                       0
   Common stock; $.001 par value; 95,000,000 shares authorized,
     25,456,123 and 43,559,669 shares issued and outstanding at
     December 31, 1999 and June 30, 2000, respectively ......................                 25,456                  43,560
   Additional paid-in capital ...............................................            146,862,374             163,751,483
   Accumulated deficit ......................................................           (139,497,618)           (151,173,863)
   Accrued dividends payable ................................................              5,134,912                       0
   Deferred compensation ....................................................             (2,319,449)             (1,580,591)
                                                                                       -------------           -------------
Total stockholders' equity ..................................................             10,206,076              11,040,858
                                                                                       -------------           -------------
Total liabilities and stockholders' equity ..................................          $  12,228,190           $  13,218,366
                                                                                       =============           =============


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------      ------------------------------
                                                          1999              2000              1999              2000
                                                          ----              ----              ----              ----

Operating expenses:
Research and development (excluding non-cash              608,070         2,047,916         1,698,036         2,553,707
   stock compensation charges of $144,921 and
   ($50,846) for the three months ended June 30,
   1999 and 2000, respectively, and $144,921 and
   $1,156,434 for the six months ended June 30,
   1999 and 2000, respectively)
General and administrative (excluding non-cash          1,203,445           976,665         2,173,357         1,830,389
   stock compensation charges of ($1,830) and
   $116,821 for the three months ended June 30,
   1999 and 2000, respectively, and $140,670 and
   $6,900,220 for the six months ended June 30,
   1999 and 2000)
Non-cash equity related compensation ...........          143,091            65,975           285,591         8,056,654
                                                     ------------      ------------      ------------      ------------
                                                        1,954,606         3,090,556         4,156,984        12,440,750
                                                     ------------      ------------      ------------      ------------
Loss from operations ...........................       (1,954,606)       (3,090,556)       (4,156,984)      (12,440,750)
Equity in net (loss) income of
   joint venture ...............................                                            2,284,018           501,945
Other income (expense):
   Interest income .............................           31,240           153,712            83,104           269,072
   Interest expense ............................                             (5,825)             (173)          (10,531)
   Other income (expense) ......................               --             4,022          (149,114)            4,022
                                                     ------------      ------------      ------------      ------------
Net loss from continuing operations ............       (1,923,366)       (2,938,647)       (1,939,149)      (11,676,242)
Loss from discontinued operations ..............                0                 0          (189,407)                0
Gain on sale of discontinued operations ........        1,606,956                 0         1,606,956                 0
                                                     ------------      ------------      ------------      ------------
Net loss .......................................         (316,410)       (2,938,647)         (521,600)      (11,676,242)
Dividends accrued on preferred stock ...........       (2,027,648)                0        (2,916,348)       (3,442,561)
                                                     ------------      ------------      ------------      ------------
Net loss applicable to common shares ...........     $ (2,344,058)     $ (2,938,647)     $ (3,437,948)     $(15,118,803)
                                                     ============      ============      ============      ============
Net (loss) income per share
   Continuing operations .......................     $      (0.24)     $      (0.09)     $      (0.33)     $      (0.49)
   Discontinued operations .....................             0.10                --              0.10                --
                                                     ------------      ------------      ------------      ------------
Net loss per common share ......................     $      (0.14)     $      (0.09)     $      (0.23)     $      (0.49)
                                                     ============      ============      ============      ============
Shares used in computing net
   loss per common share .......................       16,392,981        33,373,359        14,657,253        30,587,995
                                                     ============      ============      ============      ============


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------------
                                                                                   1999                  2000
                                                                                   ----                  ----
                                                                                (restated)

OPERATING ACTIVITIES
Net loss ...........................................................          $   (521,600)          $(11,676,242)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ...................................               356,325                165,886
   Equity in net gain of joint venture .............................            (2,284,018)                    --
   Gain on sale of discontinued operations .........................            (1,606,956)                    --
   Loss on abandonment of fixed assets .............................               118,157                     --
   Compensation expense related to stock options ...................               285,591              8,056,654
   Loss on sale of fixed assets ....................................               149,026                     --
Changes in operating assets and liabilities ........................               (51,731)               (90,450)
                                                                              ------------           ------------
Net cash used in operating activities ..............................            (3,555,206)            (3,544,152)

INVESTING ACTIVITIES
Purchase of short-term investments .................................              (501,400)            (2,295,624)
Maturities of short-term investments ...............................               892,372              1,018,145
Purchase of property and equipment .................................               (36,531)               (20,363)
Proceeds from sale of property and equipment .......................                66,087                     --
Principal payments received on notes receivable ....................                    --                 80,000
Purchase of intangibles ............................................              (100,000)              (400,000)
Deposits and other .................................................                 5,069                     --
                                                                              ------------           ------------
Net cash provided by investing activities ..........................               325,597             (1,617,842)

FINANCING ACTIVITIES
Issuance of common stock upon exercise of warrants and options .....                95,319              1,970,015
Proceeds from equipment conversion to lease ........................                51,827                     --
Proceeds from sale of discontinued operations ......................             4,750,000
                                                                              -----------------------------------
Net cash provided by financing activities ..........................             4,897,146              1,970,015
                                                                              -----------------------------------
(Decrease) increase in cash and cash equivalents ...................             1,667,537             (3,191,979)
Less cash at liquidated foreign subsidiary .........................                (8,947)                (8,947)
Cash and cash equivalents at beginning of period ...................             1,566,288             10,100,603
                                                                              ------------           ------------
Cash and cash equivalents at end of period .........................          $  3,224,878           $  6,899,677
                                                                              ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ......................................................          $        173           $      4,706
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Preferred stock dividends accrued ..................................             2,916,348              3,442,561
Common stock issued in payment of dividends on preferred stock .....                18,597                953,028
Note receivable from sale of discontinued operations................             1,200,000
Note receivable from sale of equipment..............................               200,000
Common stock issued in payment of patent portfolio..................                                    2,400,000
Common stock issued in payment of patent portfolio..................                                       84,380


                            See accompanying notes.

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation (the "Company" or "Genta"), presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for a complete set of financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Accrued dividends have been restated for the three and six months ended June 30, 1999 to conform with the 1999 year end presentation and to record accrued dividends at fair market value. The impact for the three and six months ended June 30, 1999 was an increase in net loss of $1,627,628 and $2,173,919, or $0.10 and $0.15 per share, respectively.

     The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (the "1999 Form 10-K").

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

(2)  DISCONTINUED OPERATIONS

     On March 19, 1999, the Company entered into an Asset Purchase Agreement (the "JBL Agreement") with Promega Biosciences, Inc., (f/k/a JBL Acquisition Corp.) ("Promega") whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999 with a gain on the sale of approximately $1.6 million being recognized (see note 6).

     As a result of the sale of JBL's business, the Company's specialty biochemical manufacturing segment (JBL) has been presented as discontinued operations for the period of January 1, 1999 through May 10, 1999. The assets and liabilities relating to the discontinued operations have been charged to gain on sale of JBL as of May 10, 1999. The results of operations for the discontinued segment are included in discontinued operations in the condensed consolidated statements of operations for the period of January 1, 1999 through May 10, 1999. In connection with the sale of JBL's business, 252,300 options were granted to the former employees of JBL upon the closing of the sale of JBL's business, pursuant to an ongoing service arrangement between Promega and the Company. Those options have been accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," using the Black-Scholes option pricing model. These options were granted at $2.03 per share with a one year vesting period and will expire two years after the date of grant. The estimated value of these options totaled $1.7 million as of May 9, 2000 of which $0.9 million is included in continuing operations for the six months ended June 30, 2000, and is based on services provided and have been charged to research and development expense.

(3)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include money market funds and highly liquid debt instruments with remaining maturities of three months or less when purchased. Short-term investments consist of corporate notes, all of which mature within 90 days from June 30, 2000. The estimated fair value of each investment security approximates the amortized cost and therefore, no unrealized gains or losses existed as of June 30, 2000.

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

     Net loss per common share for the three and six months ended June 30, 1999 and 2000 is based on the weighted average number of shares of Common Stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive.

(5)  STOCKHOLDERS' EQUITY

     In May 2000, the Company entered into a licensing arrangement with Molecular Biosystems, Inc. ("MBI"), for a broad portfolio of patents and technology that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from MBI to Genta on a royalty-free basis in return for cash and shares of Common Stock. The Company has recorded these costs as intangible assets which will be amortized over five years. During August 2000, the Company entered into a non-exclusive license agreement with Sequitur Incorporated for the above-mentioned patents. The non-exclusive license agreement includes upfront payments in cash and future royalties on product sales.

     In April 2000, the Company entered into an asset purchase agreement with Relgen LLC, a privately held corporation and a related party of Genta, in which the Company acquired all assets, rights and technology to a portfolio of gallium containing compounds, known as Ganite(TM), in exchange for 10,000 shares of common stock, valued at $84,000, which is included in intangible assets and will be amortized over five years. These compounds are used to treat cancer-related hypercalcemia.

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), and the mandatory redemption of all outstanding Class D Warrants. As a result of the conversion of the Series D Preferred Stock, on June 15, 2000 the Company issued approximately 11.4 million shares of Common Stock. The Company realized approximately $1.0 million from the exercise of the Class D Warrants and issued 1,120,289 shares of Common Stock as a result of the mandatory redemption on July 14, 2000. The Company will redeem the remaining 158,140 Class D Warrants, which have not been exercised prior to the redemption date, at $0.10 per warrant for approximately $15,800. The Company has not accrued dividends since the January 29, 2000 dividend date due to the mandatory conversion of the Series D Preferred Stock.

     During the six months ended June 30, 2000, an aggregate of 127,268 shares of the Series D Preferred Stock, including the mandatory conversion, were converted into an aggregate of 14,369,433 shares of Common Stock at a conversion price of $0.88477 per share. An aggregate of 8,400 shares of the Company's Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), were converted at the option of the holders thereof into an aggregate of 62,014 shares of Common Stock at a conversion price of $6.77 per share. During the six months ended June 30, 2000, an aggregate of 1,353,429 and 982,571 shares of Common Stock were issued pursuant to the exercise of warrants and options, respectively, yielding proceeds to the Company of approximately $976,137 and $1,970,015 is for the three and six months ended June 30, 2000, respectively.

     On March 27, 2000, four members of the Company's Board of Directors resigned. The Company accelerated the vesting of their outstanding options and extended the exercise period for one year. The Company expensed $6.6 million during the first quarter of 2000 in connection with these options.

     On January 29, 2000, the Company declared a dividend for the Series D Preferred Stock. An aggregate of 953,028 shares of Common Stock were issued during the second quarter which were valued at $8.6 million.

(6)  NOTES RECEIVABLE

     The Company accepted a $1.2 million promissory note (accruing 7% annual interest rate) from Promega as part of the sale price of JBL (see Note 2). The principal of the note and accrued interest was due and payable as follows:
$700,000 plus interest is due on June 30, 2000 and $500,000 plus interest is due on the later of June 30, 2000 or the Environmental Compliance Date as defined in the JBL Agreement (see Note 2). Accrued interest on June 30, 2000 was $95,700.

     During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believes that Promega's claims are without merit and intends to vigorously pursue its rights under the JBL agreement. However, there can be no assurance that the Company will not incur material costs or that losses may occur in relation to this claim.

     The Company also accepted a non-interest bearing promissory note in May 1999 from HealthStar, Inc. in the amount of $200,000 for the sale of equipment to be paid in 10 equal monthly installments which was paid in full in April 2000.

(7)  GENTA JAGO

     On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which parties to the Joint Venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago Technologies B.V. ("Genta Jago"), the joint venture formed by Genta and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in the Interim JV Agreement. The Company reversed its $2.3 million deficit in Genta Jago and effectively forgave payment in working capital loans to Genta Jago, for the three months ended March 31, 1999. In accordance with revised revenue sharing agreements, Genta reported $502,000 in income for the six months ended June 30, 2000, for its share of net income of Genta Jago in relation to SkyePharma's royalty agreement with Elan Corporation for Genta Jago's product, Naproxen.

(8)  COMMITMENTS AND CONTINGENCIES

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that chloroform and PCEs have decreased in all of the monitoring sites. The

Company has agreed to indemnify Promega in respect of this matter. Based on an estimate provided to the Company by the consulting firm, at December 31, 1999 and June 30, 2000, the Company has $39,100 and $49,700, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The company expects to receive a revised settlement proposal from the EPA during the third quarter of 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigation or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of June 30, 2000, approximately $783,200) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of June 30, 2000, approximately $607,300) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the loan for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the loan is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that he Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of June 30, 2000, approximately $96,200) and early termination payment of FF1,852,429 (as of June 30, 2000, approximately $268,700). A court hearing has been scheduled for September 4, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On June 30, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

     In June 2000, the Company signed a new five year lease agreement for 12,807 square feet of office space, at a cost of $320,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to June 30, 2000, the Company has incurred a cumulative net loss of approximately $151.2 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue.

     The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to, obtaining sufficient financing to maintain the Company's planned operations, the timely development and receipt of necessary regulatory approvals and acceptance of new products, the successful application of the Company's technology to produce new products, the obtaining of proprietary protection for any such technology and products, the impact of competitive products and pricing and reimbursement policies, changing market conditions and the other risks detailed in the Certain Trends and Uncertainties section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statements.

RESULTS OF OPERATIONS

     The following discussion of results of operations relates to the Company's continuing business and accordingly excludes the operations of the Company's discontinued segment JBL Scientific.

     Costs and expenses totaled $2.0 million in the three months ended June 30, 1999, and increased to $3.1 million for the same period in 2000, and $4.2 million for the six months ended June 30, 1999 compared with $12.4 million for the same period in 2000. Primarily, the overall increase reflects non-cash stock compensation charges as a result of acceleration of stock options for retiring Board members, and increased costs associated with the Company's Phase 3 clinical trials.

     Research and development expenses totaled $0.6 million in the three months ended June 30, 1999, and increased to $2.0 million for the same period in 2000, and $1.7 million for the six months ended June 30, 1999 compared with $2.6 million for the same period in 2000. The increase in research and development expenses is primarily attributable to the cost of the drug supplies associated with more clinical trials and patients being treated at higher doses. During the six months ended June 30, 2000, $1.7 million was recorded for clinical trials and for related drug supplies compared with $1.1 million for the same period in the previous year.

     As a result of the recent initiation of Phase 3 clinical trials for melanoma, it is anticipated that research and development expenses will increase in the future, as the development program for Genasense(TM) expands and more patients are treated in clinical trials at higher doses, through longer or more treatment cycles, or both. Furthermore, the Company is pursuing other opportunities for new product development candidates which, if such pursuits are successful, will require additional research and development expenses. There can be no assurance, however, that the clinical trials will proceed in this manner or that the Company will initiate new development programs.

     General and administrative expenses were $1.1 million for the three months ended June 30, 1999, compared to $1.0 million for the same period in 2000, and $2.1 million for the six months ended June 30, 1999 compared with $1.8 million for the same period in 2000. The decrease partially reflects lower legal and accounting fees, and non-cash patent write offs for the same periods of 1999 and 2000.

     On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into the Interim JV Agreement pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999. In accordance with revised revenue sharing agreements, the Company recorded $502,000 in income for the six months ended June 30, 2000, for its share of net income of Genta Jago, in relation to SkyePharma's royalty agreement with Elan Corporation for Genta Jago's product, Naproxen.

     Interest income has fluctuated each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates for each period.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled $134.9 million through June 30, 2000, including net proceeds of $10.4 million raised in 1999 and $17.0 million raised during 1997. At June 30, 2000, the Company had cash, cash equivalents and short term investments totaling $8.2 million compared to $10.1 million at December 31, 1999. Management believes at the current rate of spending, the Company will have sufficient funds to maintain its present operations through December 31, 2000.

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

     During May 2000, Promega Biosciences, Inc. (f/k/a JBL Acquisition Corp.), notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provides for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believes that Promega's claims are without merit and intends to vigorously pursue its rights under the JBL Agreement. However, there can be no assurance that the Company will not incur material costs or that losses may occur in relation to this claim.

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Preferred Stock and the mandatory redemption of all outstanding Class D Warrants. As a result of the conversion of the Series D Preferred Stock, on June 15, 2000, the Company issued approximately 11.4 million shares of Common Stock. The Company realized approximately $1.0 million from the exercise of the Class D Warrants and issued 1,120,289 shares of Common Stock as a result of the mandatory redemption on July 14, 2000. The Company will redeem the remaining 158,140 Class D Warrants, which have not been exercised prior to the redemption date, at $0.10 per warrant for approximately $15,800. The Company did not accrue dividends since January 29, 2000 due to the mandatory conversion of the Series D Preferred Stock.

     During the six months ended June 30, 2000, including the mandatory conversion, the holders of an aggregate of 127,268 shares of Series D Preferred Stock converted those shares into an aggregate of 14,369,433 shares of Common Stock, and the holders of an aggregate of 8,400 shares of Series A Preferred Stock converted those shares into an aggregate of 62,014 shares of Common Stock. An aggregate of 1,353,429 and 982,571 shares of common stock were issued pursuant to the exercise of warrants and options, respectively.

     During June 2000, the Company signed a new five year lease agreement for 12,807 square feet of office space, at a cost of $320,000 per year.

     The Company will need substantial additional funds before it can expect to realize significant product revenue. To the extent that the Company is successful in accelerating its development of Genasense or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A - Certain Trends and Uncertainties - We May be Liable For Claims of Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financing, will be required in order for the Company to continue its planned operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A - Certain Trends and Uncertainties - Our Business Will Suffer if We Fail to Obtain Timely Funding."

     If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

IMPACT OF YEAR 2000

     The Company has acquired and installed new computer hardware and upgraded software in its facility. The total year 2000 project cost was $31,600 and has been completed. As a result of the modifications to existing software and conversions to new software the Company experienced no significant operational problems for its computer systems related to the year 2000 date change. The Company will continue to monitor its mission critical computer applications and those of its suppliers throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

CERTAIN TRENDS AND UNCERTAINTIES

     In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

Our business will suffer if we fail to obtain timely funding.

     Our Company's operations to date have consumed substantial amounts of cash. Based on our current operating plan, we believe that our available resources, including the proceeds from our private offering in December 1999, will be adequate to satisfy our capital needs through December 31, 2000. Our future capital requirements will depend on the results of our research and development activities, pre-clinical studies and bioequivalence and clinical trials, competitive and technological advances, and regulatory processes of the FDA and other regulatory authority. If our operations do not become profitable before we exhaust existing resources, we will need to raise additional financing in order to continue our operations. We may seek additional financing through public or private resources, including debt or equity financing, or through collaborative or other arrangements with research institutions and corporate partners. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital by issuing equity, or securities convertible into equity, the ownership interest of existing Genta stockholders will be subject to further dilution and share prices may decline. If we are unable to raise additional financing, we will need to do the following:

          - delay, scale back or eliminate some or all of our research and product development programs;
          - license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves;
          -    sell Genta to a third party;
          -    cease operations; or
          -    declare bankruptcy.

Our products are in an early stage of development.

     Most of our resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While we have demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro in animals, only one of these potential Anticode(TM) oligonucleotide products, Genasense, has begun to be tested in humans. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive.

Clinical trials are costly and time consuming and are subject to delays.

     Clinical trials are very costly and time-consuming. How quickly we are able to complete a clinical study depends upon several factors, including the size of the patient population, how easily patients can get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Delays in patient enrollment could delay completion of a clinical study and increase its costs, and could also delay the commercial sale of the drug that is the subject of the clinical trials.

     Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

          - inability to obtain sufficient quantities of materials used for clinical trials;
          -    inability to adequately monitor patient progress after treatment;
          -    unforeseen safety issues;
          -    failure of the products to perform well during clinical trials;
               and
          -    government or regulatory delays.

We cannot market and sell our products in the United States or in other countries if we fail to obtain the necessary regulatory approvals.

     The United States Food and Drug Administration ("FDA") and comparable agencies in foreign countries impose substantial premarket approval requirements on the introduction of pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more depending upon the type, complexity and novelty of the product. While limited trials of our products have produced favorable results, we cannot apply for FDA approval to market any of our products under development until the product successfully complete its preclinical and clinical trials. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety concerns develop, the FDA could stop our trials before completion. If we are not able to obtain regulatory approvals for use of our products under development, or if the patient populations for which they are approved are not sufficiently broad, the commercial success of our products could be limited.

We cannot assure the commercial success of our products.

     Even if our products are successfully developed and approved by the FDA and corresponding foreign regulatory agencies, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

          - possible limited market acceptance among patients, physicians, medical centers and third-party payors;
          - our inability to access a sales force capable of marketing the product;
          - our inability to supply a significant amount of the product to meet market demand; and
          - the number and relative efficacy of competitive products that may subsequently enter the market.

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

     Our ability to commercialize drugs successfully will depend in part on the extent to which various third parties are willing to reimburse patients for the costs of our drugs and related treatments. These third parties include government authorities, private health insurers, and other organizations, such as health maintenance organizations. Third-party payors often challenge the prices charged for medical products and services. Accordingly, if less costly drugs are available, third-party payors may not authorize or may limit reimbursement for our drugs, even if they are safer or more effective than the alternatives. In addition, the federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided and paid for in the United States. In particular, these third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments we collect from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third party reimbursement. Even if we or our partners succeed in bringing therapeutic products to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

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

     We also may be required to participate in interference proceedings declared by U.S. Patent and Trademark Office and in International Trade Commission proceedings aimed at preventing the importing of drugs that would compete unfairly with our drugs. Such proceedings could cause us to incur considerable costs.

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

     In October of 1996, JBL hired an environmental consulting firm to investigate an incident of soil and groundwater contamination at JBL's facility. Sampling of soil and groundwater revealed the presence of contaminants. The California Regional Water Quality Control Board is monitoring the situation. Results of recent testing have indicated a reduction in contaminant levels. Based on an estimate provided to the Company by the consulting firm, at December 31, 1999 and June 30, 2000, the Company has $39,100 and $49,700, respectively, accrued to cover remedial costs. We have agreed to indemnify Promega Corporation, the purchaser of JBL's assets, for any liability that may result from this alleged contamination. We believe that any costs that result from further investigation or remediation will not have a material adverse effect on our operation, but we can give no assurance to that end.

     On October 16, 1998, the Environmental Protection Agency identified JBL as a de minimis potentially responsible party at a California waste disposal facility showing evidence of environmental contamination. The EPA currently estimates that Genta will be required to pay approximately $63,200 to settle this potential liability. We have agreed to indemnify Promega Corporation for any costs resulting from this contamination. Based on the volume amount from the EPA, Genta accrued $75,000 to pay for any potential liability arising from this incident. We are expecting to finalize the terms of settlement during the third quarter of 2000. We believe that any costs that result from further investigation or remediation will not have a material adverse affect on our operation, but we can give no assurance to that end.

If we cease doing business and liquidate our assets, we are required to distribute proceeds to holders of our preferred stock before we distribute proceeds to holders of our common stock.

     In the event of the liquidation, dissolution or winding up of the Company, the common stock is expressly subordinate to the approximately $13.4 million preference of the 268,700 outstanding shares of Series A Preferred Stock.

There currently exist certain interlocking relationships and potential conflicts of interest.

     Certain of our affiliates, Aries Domestic Fund, LP, Aries Domestic Fund II, LP, and Aries Trust (together the "Aries Funds") have the contractual right to appoint a majority of the members of the Board of Directors of the Company, Paramount Capital Assets Management, Inc. ("PCAM") is the investment manager of the Aries Funds. The Aries Funds have the right to convert and exercise their securities into a significant portion of the outstanding common stock. Dr. Lindsay A. Rosenwald, the Chairman and sole stockholder of PCAM, is also the Chairman of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. In the regular course of business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, the law requires that any transactions between Genta and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, our affiliates including PCAM and PCI are not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and we do not expect and you should not expect, that any biomedical or pharmaceutical product or technology developed by any affiliate in the future will be made available to us. In addition, some of our officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We cannot assure you that such other companies will not have interests in conflict with those of the Company.

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

     The Company has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to June 30, 2000, the Company has incurred a cumulative net loss of approximately $151.2 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue.

We may be liable for claims of default under various agreements.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (or, as of June 30, 2000, approximately $783,200) of funding in the form of a loan from the French government agency L'Agence National de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of June 30, 2000, approximately $607,300) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the loan for repayment. The Company's legal counsel in Europe has again notified ANVAR that it does not agree that the loan is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

     On June 30, 1998, Marseille Amanagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee of nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of June 30, 2000, approximately, $96,200) and early termination payment of FF1,1852,429 (as of June 30, 2000 approximately $268,700). A court hearing has been scheduled for September 4, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On June 30, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

Dividends

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

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

Volatility of Stock Price.

     The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of preclinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of the products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company, or their respective competitors, including litigation, fluctuations in the Company's future price of the Common Stock. As of August 1, 2000, the Company has 44,117,434 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

     No predictions can be made of the effect that future market sales of the shares of Common Stock underlying outstanding convertible securities and warrants, or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sale of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted show that chloroform and PCEs have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. Based on an estimate provided to the Company by the consulting firm at December 31, 1999 and June 30, 2000, the company has $39,100 and $49,700, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probably that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company will be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the third quarter of 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of June 30, 2000, approximately $783,200) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the" ANVAR Agreement") between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of June 30, 2000, approximately $607,300) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the loan for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the loan is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,412.64 (as of June 30, 2000, approximately $96,200) and early termination payment of FF1,852,429 (as of June 30, 2000, approximately $268,700). A court hearing has been scheduled for September 4, 2000. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On June 30, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded, and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        See "Submission of Matters to a Vote of Security Holders" in the Company's Form 10-Q for the Quarterly Period ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.

       Exhibit
       Number       Description of Document
       -------      -----------------------

       10.1         * License Agreement dated as of May 30, 2000 between the Company and
                    Molecular Biosystems, Inc.

       10.2         Master Lease Agreement dated as of June 28, 2000 between the Company and The Connell Company.

       27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    None.

-------------
* Material has been omitted from this exhibit pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GENTA INCORPORATED
                                       (Registrant)


                                       By:    /s/ Raymond P. Warrell, Jr., M.D.
                                              ---------------------------------
                                       Name:  Raymond P. Warrell, Jr., M.D.
                                       Title: President, Chief Executive Officer
                                              and Principal Executive Officer




                                       By:    /s/ Gerald M. Schimmoeller
                                              --------------------------
                                       Name:  Gerald M. Schimmoeller
                                       Title: Vice President, Chief Financial
                                              Officer and Principal Accounting
                                              Officer

Date:     August 14, 2000