Form 10-Q
period 2000-09-30
GENTA INCORPORATED /DE/
filed 2000-11-14
CIK 880643

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

                For the quarterly period ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-19635


                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

          Delaware                                              33-0326866
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


              Two Oak Way
         Berkeley Heights, NJ                                     07922
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (908) 286-9800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     As of November 3, 2000, the registrant had 46,605,975 shares of common stock outstanding.

================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                                  PAGE
                                                                                                  ----

Item 1.  Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets at December 31, 1999
                    and September 30, 2000                                                          3

                Condensed Consolidated Statements of Operations for the
                    Three and Nine Months Ended September 30, 1999 and 2000                         4

                Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 1999 and 2000                                   5

                Notes to Condensed Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                          10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                23

Item 4.  Submission of Matters to a Vote of Security Holders                                       23

Item 6.  Exhibits and Reports on Form 8-K                                                          23


SIGNATURES                                                                                         24

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             DECEMBER 31,           SEPTEMBER 30,
                                                                                            -------------------------------------
                                     ASSETS                                                      1999                    2000
                                                                                            -------------------------------------

Current assets:
   Cash and cash equivalents .....................................................          $  10,100,603           $  20,573,620
   Short term investments ........................................................                     --               5,150,736
   Notes receivable ..............................................................              1,333,739               1,325,072
   Prepaid expenses and other current assets .....................................                 22,087                  78,907
                                                                                            -------------           -------------
Total current assets .............................................................             11,456,429              27,128,335
                                                                                            -------------           -------------
Property and equipment, net ......................................................                 30,357                 185,495
Intangibles, net .................................................................                576,904               3,107,706
Deposits and other assets ........................................................                164,500                 138,278
                                                                                            -------------           -------------
Total assets                                                                                $  12,228,190           $  30,559,814
                                                                                            =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................          $     414,965           $     408,763
   Accrued compensation ..........................................................                487,609                 228,697
   Other accrued expenses ........................................................                544,728                 651,899
   Net liabilities of liquidated foreign subsidiary ..............................                574,812                 574,812
                                                                                            -------------           -------------
Total current liabilities ........................................................              2,022,114               1,864,171
                                                                                            -------------           -------------

Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible
    preferred shares outstanding:
    Series A convertible preferred stock, $.001 par value;
       277,100 and 268,700 shares issued and outstanding at
       December 31, 1999 and September 30, 2000 respectively, liquidation
       value is $13,435,000 at September 30, 2000 ................................                    277                     269
     Series D convertible preferred stock, $.001 par value; 123,451 and zero shares issued and outstanding at December 31, 1999 and September 30, 2000, respectively, mandatory conversion of 11.4 million shares, liquidation value
       is zero at September 30, 2000 .............................................                    124                      --
   Common stock; $.001 par value; 95,000,000 shares authorized, 25,456,437 and
     46,532,261 shares issued and outstanding at December 31, 1999 and September
     30, 2000, respectively ......................................................                 25,456                  46,532
   Additional paid-in capital ....................................................            146,862,374             178,466,695
   Accumulated deficit ...........................................................           (139,497,618)           (153,478,309)
   Accrued dividends payable .....................................................              5,134,912                      --
   Deferred compensation .........................................................             (2,319,449)             (1,490,280)
   Other comprehensive income ....................................................                     --               5,150,736
                                                                                            -------------           -------------
                                                                                               10,206,076              28,695,643
                                                                                            -------------           -------------
Total liabilities and stockholders' equity                                                  $  12,228,190           $  30,559,814
                                                                                            =============           =============


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------          -------------------------------
                                                            1999                2000                 1999                  2000
                                                       ------------         ------------         ------------         ------------
                                                        (restated)                                (restated)

License Revenue                                        $         --         $     16,667         $         --         $     16,667
                                                       ------------         ------------         ------------         ------------

Operating expenses:
Research and development (excluding non-cash
   stock compensation charges of $185,511 and
   $138,963 for the three months ended Sept. 30,
   1999 and 2000, respectively, and $330,432 and
   $1,295,397 for the nine months ended Sept. 30,
   1999 and 2000, respectively ..................           738,816            1,360,155            2,436,852            3,913,861
General and administrative (excluding non-cash
   stock compensation charges of $252,720 and
   $116,821 for the three months ended Sept. 30,
   1999 and 2000, respectively, and $393,390 and
   $7,017,215 for the nine months ended Sept. 30,
   1999 and 2000 ................................           827,227              896,670            3,000,584            2,727,062
Non-cash equity related compensation ............           438,231              255,961              723,822            8,312,612
                                                       ------------         ------------         ------------         ------------
                                                          2,004,274            2,512,786            6,161,258           14,953,535
                                                       ------------         ------------         ------------         ------------
Loss from operations ............................        (2,004,274)          (2,496,119)          (6,161,258)         (14,936,868)
Equity in joint venture .........................                                                   2,284,018              501,945
Other income (expense):
   Interest income ..............................            55,098              181,682              138,202              450,753
   Interest expense .............................                --               (4,906)                (173)             (15,437)
   Other income (expense) .......................                85               14,895             (149,029)              18,917
                                                       ------------         ------------         ------------         ------------
Net loss from continuing operations .............        (1,949,091)          (2,304,448)          (3,888,240)         (13,980,690)
Loss from discontinued operations ...............                --                   --             (189,407)                  --
Gain on sale of discontinued operations .........                --                   --            1,606,956                   --
                                                       ------------         ------------         ------------         ------------
Net loss ........................................        (1,949,091)          (2,304,448)          (2,470,691)         (13,980,690)
Dividends accrued on preferred stock ............        (2,086,711)                  --           (5,220,454)          (3,442,561)
                                                       ------------         ------------         ------------         ------------
Net loss applicable to common shares ............      $ (4,035,802)        $ (2,304,448)        $ (7,691,145)        $(17,423,251)
                                                       ============         ============         ============         ============
Net (loss) income per share
  Continuing operations .........................      $      (0.21)        $      (0.05)        $      (0.56)        $      (0.50)
  Discontinued operations .......................                --                   --                 0.09                   --
                                                       ------------         ------------         ------------         ------------
Net loss per common share .......................      $      (0.21)        $      (0.05)        $      (0.48)        $      (0.50)
                                                       ============         ============         ============         ============
Shares used in computing net
  loss per common share .........................        19,318,756           44,168,208           16,128,162           35,164,477
                                                       ============         ============         ============         ============


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                NINE MONTHS ENDED SEPTEMBER  30,
                                                                              -----------------------------------
                                                                                  1999                    2000
                                                                              ------------           ------------
                                                                               (restated)

OPERATING ACTIVITIES
Net loss ...........................................................          $   (521,600)          $(13,980,690)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ...................................               356,325                368,385
   Equity in net gain of joint venture .............................            (2,284,018)                    --
   Gain on sale of discontinued operations .........................            (1,606,956)                    --
   Loss on abandonment of fixed assets .............................               118,157                     --
   Non-cash equity related compensation.............................               285,591              8,322,715
   Loss on sale of fixed assets ....................................               149,026                     --
Changes in operating assets and liabilities ........................               (60,678)              (259,900)
                                                                              ------------           ------------
Net cash used in operating activities ..............................            (3,564,153)            (5,549,490)

INVESTING ACTIVITIES
Purchase of short-term investments .................................              (501,400)            (2,295,624)
Maturities of short-term investments ...............................               892,372              2,295,624
Purchase of property and equipment .................................               (36,531)              (169,942)
Proceeds from sale of property and equipment .......................                66,087                     --
Principal payments received on notes receivable ....................                    --                 80,000
Purchase of intangibles ............................................              (100,000)              (400,000)
Deposits and other .................................................                 5,069                     --
                                                                              ------------           ------------
Net cash provided by investing activities ..........................               325,597               (489,942)

FINANCING ACTIVITIES
Issuance of common stock upon exercise of warrants and options .....                95,319              2,856,946
Proceeds from equipment conversion to lease ........................                51,827                     --
Proceeds from sale of discontinued operations ......................             4,750,000                     --
Proceeds from issuance of common stock for private placement, net ..                    --             13,655,503
                                                                              ------------           ------------
Net cash provided by financing activities ..........................             4,897,146             16,512,449
                                                                              ------------           ------------
(Decrease) increase in cash and cash equivalents ...................             1,658,590             10,473,017
Cash and cash equivalents at beginning of period ...................             1,566,288             10,100,603
                                                                              ------------           ------------
Cash and cash equivalents at end of period .........................          $  3,224,878           $ 20,573,620
                                                                              ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ......................................................          $        173           $     15,437
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Preferred stock dividends accrued ..................................             2,916,348              3,442,561
Common stock issued in payment of dividends on preferred stock .....                18,597                953,028
Note Receivable from sale of discontinued operations ...............             1,200,000
Note Receivable from sale of equipment .............................               200,000
Common stock issued in payment of patent portfolio .................                                    2,484,380
Income receivable for exercise of warrants .........................                                    5,150,736
Stock warrants issued to placement agent............................                                      867,311


                            See accompanying notes.

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation (the "Company" or "Genta"), presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for a complete set of financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Accrued dividends have been restated for the three and nine months ended September 30, 1999 to conform with the year end presentation and to record accrued dividends at fair market value. The impact for the three and nine months ended September 30, 1999 was an increase in net loss of $1,627,628 and $2,173,919, or $0.10 and $0.15 per share, respectively.

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

(2)  DISCONTINUED OPERATIONS

     On March 19, 1999, the Company entered into an Asset Purchase Agreement (the "JBL Agreement") with Promega Biosciences, Inc., (f/k/a JBL Acquisition Corp.) ("Promega") whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999 with a gain on the sale of approximately $1.6 million being recognized (see Notes 8 and 10).

     As a result of the sale of JBL, the Company's specialty biochemical manufacturing segment (JBL) has been presented as discontinued operations for the period of January 1, 1999 through May 10, 1999. The assets and liabilities relating to the discontinued operations have been charged to gain on sale of JBL as of May 10, 1999. The results of operations for the discontinued segment are included in discontinued operations in the condensed consolidated statements of operations for the period of January 1, 1999 through May 10, 1999. In connection with the sale of JBL, 252,300 options were granted to the former employees of JBL upon the closing of the sale of JBL's business, pursuant to an ongoing service arrangement between Promega and the Company. Those options have been accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," using the Black-Scholes option pricing model. These options were granted at $2.03 per share with a one year vesting period and will expire two years after the date of grant. The estimated value of these options totaled $1.7 million as of May 9, 2000 of which $0.9 million is included in continuing operations for the nine months ended September 30, 2000, and is based on services provided and have been charged to research and development expense.

(3)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include money market funds and highly liquid debt instruments with remaining maturities of three months or less when purchased. Short-term investments consist of corporate notes, all of which mature within 90 days from September 30, 2000. In September 2000, Genta exercised 100,000 warrants to purchase shares of common stock of CV Therapeutics, Inc. These warrants, which were not traded and were restricted, were issued to Genta by CV Therapeutics in connection with a licensing arrangement entered into in 1993 and had a book value of zero at December 31, 1999. The value of the stock at September 30, 2000 of $5.2 million has been recorded as an available for sale marketable security. Genta received approximately $4.9 million in October 2000 upon the sale of such common shares.

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

     Net loss per common share for the three and nine months ended September 30, 1999 and 2000 is based on the weighted average number of shares of Common Stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive.

(5)  COMPREHENSIVE LOSS

     Comprehensive income includes unrealized gains on available for sale equity securities, net of tax, that have been previously excluded from net loss and reflected instead in stockholders' equity. The following tables set forth the calculation of comprehensive loss on an interim basis:

                                             Three Months Ended September 30,
                                                  1999                2000

Net loss                                     $ (4,035,802)       $ (2,304,448)
Unrealized gain on available for sale
   equity security                                     --           5,150,736
                                             ------------        ------------
     Total comprehensive income (loss)       $ (4,035,802)       $  2,846,288
                                             ============        ============

                                              Nine Months Ended September 30,
                                                  1999                2000

Net loss                                     $ (7,691,145)       $(17,423,251)
Unrealized gain on available for sale
   equity security                                    --            5,150,736
                                             ------------        ------------
     Total comprehensive loss                $ (7,691,145)       $(12,272,515)
                                             ============        ============

(6)  LICENSE REVENUE

     In September 2000, the Company entered into a worldwide non-exclusive license agreement with Oasis Biopharmaceuticals, Inc. ("Oasis") for a broad portfolio of patents and technologies that relate to antisense for therapeutic and diagnostic applications (the "Genta Patents").

     In July 2000, the Company entered into a worldwide non-exclusive license agreement with Sequitur, Inc. ("Sequitur") for the Genta Patents.

     Both the Oasis and the Sequitur license agreements have initial terms which expire in July 2010 and included upfront payments in cash, annual licensing fee payments for the next two years and future royalties on product sales.

     The Company, has recognized approximately $17,000 of revenues for the three and nine months ended September 30, 2000 in relation to the aforementioned licensing arrangements. The Company's policy is to recognize revenues under these arrangements as delivery has occurred or services have been rendered, persuasive evidence of an arrangement exists, the fee has been determined to be fixed or determinable and collectibility is reasonably assured. Since each of the aforementioned licensing arrangements have payment terms extending beyond one year, such fees are not considered fixed or determinable and therefore the Company will recognize licensing revenues as payments become due.

(7)  STOCKHOLDERS' EQUITY

     In September 2000, the Company raised gross proceeds of approximately $14.6 million (approximately $13.7 million, net of placement costs) through the private placement of 2,162,700 shares of common stock. In connection with the financing, 135,639 warrants were issued to the placement agent. The value of such warrants of $867,000 were considered part of the cost of the placement.

     In May 2000, the Company entered into a worldwide licensing arrangement with Molecular Biosystems, Inc. ("MBI"), for a broad portfolio of patents and technologies that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from MBI to Genta on a royalty-free basis in return for cash and shares of common stock. The Company has recorded these costs as intangible assets which will be amortized over five years.

     In April 2000, the Company entered into an asset purchase agreement with Relgen LLC, a privately held corporation and a related party of Genta, in which the Company acquired all assets, rights and technology to a portfolio of gallium containing compounds, known as GaniteTM, in exchange for 10,000 shares of common stock, valued at $84,000, which is included in intangible assets and will be amortized over five years. These compounds are used to treat cancer-related hypercalcemia.

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), and the mandatory redemption of all outstanding Class D Warrants. As a result of the conversion of the Series D Preferred Stock, on June 15, 2000 the Company issued approximately 11.4 million shares of Common Stock. The Company realized approximately $1.0 million from the exercise of the Class D Warrants and issued 1,122,789 shares of Common Stock as a result of the mandatory redemption on July 14, 2000. The Company will redeem the remaining 155,640 Class D Warrants, which have not been exercised prior to the redemption date, at $0.10 per warrant for approximately $15,600. The Company has not accrued dividends since the January 29, 2000 dividend date due to the mandatory conversion of the Series D Preferred Stock.

     Consequently, during the nine months ended September 30, 2000, an aggregate of 127,268 shares of the Series D Preferred Stock, including the mandatory conversion, were converted into an aggregate of 14,369,433 shares of Common Stock at a conversion price of $0.88477 per share. An aggregate of 8,400 shares of the Company's Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), were converted at the option of the holders thereof into an aggregate of 62,014 shares of Common Stock at a conversion price of $6.77 per share. During the nine months ended September 30, 2000, an aggregate of 1,989,686 and 1,151,421 shares of Common Stock were issued pursuant to the exercise of warrants and options, respectively, yielding proceeds to the Company of approximately $861,858 and $2,831,873 for the three and nine months ended September 30, 2000, respectively.

     On March 27, 2000, four members of the Company's Board of Directors resigned. The Company accelerated the vesting of their outstanding options and extended the exercise period for one year. The Company expensed $6.6 million during the first quarter of 2000 in connection with these options.

     On January 29, 2000, the Company declared the final dividend for the Series D Preferred Stock. An aggregate of 953,028 shares of Common Stock were issued during the second quarter which were valued at $8.6 million.

(8)  NOTES RECEIVABLE

     The Company accepted a $1.2 million promissory note (accruing 7% annual interest rate) from Promega as part of the sale price of JBL (see Note 2). The principal of the note and accrued interest was due and payable as follows:
$700,000 plus interest on June 30, 2000 and $500,000 plus interest on the later of June 30, 2000 or the Environmental Compliance Date as defined in the JBL Agreement (see Note 2). Promega's failure to pay the $700,000 on June 30, 2000 constitutes an event of default, and therefore the entire principle and interest are due and payable. Accrued interest on September 30, 2000 was $116,700.

     During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believes that Promega's claims are without merit and intends to vigorously pursue its rights under the JBL Agreement. Accordingly, on October 16, 2000 Genta filed suit in the US District Court of California against Promega for the non-payment of the $1.2 million note plus interest. On November 6, 2000, Promega filed a counter suit against the Company with the US District Court of California. Although there can be no assurance that the Company will be successful in pursuing this claim, nor that the Company will not incur material costs and/or that losses may occur in relation to this claim, the Company believes they will prevail with respect to this matter and anticipates settlement of the $1.2 million promissory note and related interest within one year from the September 30, 2000 balance sheet date. Consequently, the Company continues to include the principal and related accrued interest on such note as a current asset as of September 30, 2000.

     The Company also accepted a non-interest bearing promissory note in May 1999 from HealthStar, Inc. in the amount of $200,000 for the sale of equipment to be paid in 10 equal monthly installments which was paid in full in April 2000.

(9)  GENTA JAGO

     On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which parties to the Joint Venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago Technologies B.V. ("Genta Jago"), the joint venture formed by Genta and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in the Interim JV Agreement. The Company reversed its $2.3 million deficit in Genta Jago and effectively forgave payment in working capital loans to Genta Jago, for the three months ended March 31, 1999. In accordance with revised revenue sharing agreements, Genta reported $502,000 in income for the nine months ended September 30, 2000, for its share of net income of Genta Jago in relation to SkyePharma's royalty agreement with Elan Corporation for Genta Jago's product, Naproxen.

(10) COMMITMENTS AND CONTINGENCIES

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility, in California, revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater. A semi-annual groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that chloroform and PCEs have decreased in all of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. Based on an estimate provided to the Company by the consulting firm, at December 31, 1999 and September 30, 2000, the Company has $39,100 and $49,700, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The company expects to receive a revised settlement proposal from the EPA during the first quarter of 2001. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigation or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of September 30, 2000, approximately $723,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of September 30, 2000, approximately $561,500) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the loan for the repayment. The Company's legal counsel in Europe has notified ANVAR that the Company does not agree that the loan is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that he Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of September 30, 2000, approximately $89,000) and early termination payment of FF1,852,429 (as of September 30, 2000, approximately $248,400). A court hearing has been scheduled for January 8, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution to the Marseilles Amenagement agreement. However, there can be no assurance that such a resolution will be obtained. On September 30, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

     In June 2000, the Company signed a new five year lease agreement for 12,807 square feet of office space, at a cost of $320,000 per year. At the end of the initial lease term, the Company has the option to renew this lease for an additional five years at the then prevailing market rental rate.

(11)  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 in its fourth quarter of its fiscal year ended December 31, 2000.

     In March 2000, the FASB issued interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25". FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 and after January 12, 2000.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has evaluated the impact of adopting SFAS No. 133 and does not expect it to have a material effect on its financial statements.

(12) Subsequent Events

     In November 2000, the Company raised gross proceeds of approximately $28.9 million (approximately $26.9 net of placement costs) through the private placement of 4,285,112 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and, even if it obtains financing to continue its operations, expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to September 30, 2000, the Company has incurred a cumulative net loss of approximately $153.5 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue.

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

     In September 2000, the Company entered into a worldwide non-exclusive license agreement with Oasis Biopharmaceuticals, Inc. ("Oasis") for a broad portfolio of patents and technologies that relate to antisense for therapeutic and diagnostic applications (the "Genta Patents").

     In July 2000, the Company entered into a worldwide non-exclusive license agreement with Sequitur, Inc. ("Sequitur") for the Genta Patents.

     Both the Oasis and the Sequitur license agreements have initial terms which expire in July 2010 and included upfront payments in cash, annual licensing fee payments for the next two years and future royalties on product sales. Revenue recognized under these license agreements approximated $17,000 for the three and nine months ended September 30, 2000.

     Operating expenses totaled $2.0 million in the three months ended September 30, 1999, and increased to $2.5 million for the same period in 2000, and $6.2 million for the nine months ended September 30, 1999 compared with $15.0 million for the same period in 2000. Primarily, the overall increase reflects non-cash stock compensation charges as a result of acceleration of stock options for retiring Board members, increased costs associated with investor relations and increased costs associated with the Company's Phase 3 clinical trials.

     Research and development expenses totaled $0.7 million in the three months ended September 30, 1999, and increased to $1.4 million for the same period in 2000, and $2.4 million for the nine months ended September 30, 1999 compared with $3.9 million for the same period in 2000. The increase in research and development expenses is primarily attributable to the cost of the drug supplies associated with more clinical trials and patients being treated at higher doses. During the nine months ended September 30, 2000, $2.5 million was recorded for clinical trials and for related drug supplies compared with $1.6 million for the same period in the previous year.

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

     General and administrative expenses were $0.8 million for the three months ended September 30, 1999, compared to $0.9 million for the same period in 2000, and $3.0 million for the nine months ended September 30, 1999 compared with $2.7 million for the same period in 2000. The decrease is primarily due to lower legal, accounting fees, consulting and offset by increased costs for investor relations, advertising and NASDAQ fees.

     On March 4, 1999, the Company and SkyePharma (on behalf of itself and its affiliates) entered into the Interim JV Agreement pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its equity interest in the net loss of the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999. In accordance with revised revenue sharing agreements, the Company recorded $502,000 in income for the nine months ended September 30, 2000, for its share of net income of Genta Jago, in relation to SkyePharma's royalty agreement with Elan Corporation for Genta Jago's product, Naproxen.

     Interest income has fluctuated each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates for each period.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled $149.6 million through September 30, 2000, including net proceeds of $13.7 million raised in the three months ended September 30, 2000 and $10.4 million raised in the three months ended December 31, 1999. At September 30, 2000, the Company had cash, cash equivalents and short term investments totaling $25.7 million compared to $10.1 million at December 31, 1999.

     As discussed in Note 2 above, the Company entered into the JBL Agreement with Promega on March 19, 1999. Under the agreement, a wholly-owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million at a 7% annual interest rate maturing on the later of June 30, 2000 or the Environmental Compliance Date, as defined in the JBL Agreement, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999 (See Note 6 above).

     In May 2000, the Company entered into a worldwide licensing arrangement with Molecular Biosystems, Inc. ("MBI"), for a broad portfolio of patents and technologies that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from MBI to Genta on a royalty-free basis in return for cash and shares of common stock. The Company has recorded these costs as intangible assets which will be amortized over five years.

     In June 2000, the Company signed a new five year lease agreement for 12,807 square feet of office space, at a cost of $320,000 per year. At the end of the initial lease term, the Company has the option to renew this lease for an additional five years at the then prevailing market rental rate.

     During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko, for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believes that Promega's claims are without merit and intends to vigorously pursue its rights under the JBL agreement. Accordingly, on October 16, 2000 Genta filed suit in the US District Court of California against Promega for the non payment of the $1.2 million note plus interest. On November 6, 2000, Promega filed a counter suit against the Company with the US District Court of California. There can be no assurance that the Company will be successful in pursuing this claim, nor that the Company will not incur material costs and/or that losses may occur in relation to this claim.

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Preferred Stock and the mandatory redemption of all outstanding Class D Warrants. As a result of the conversion of the Series D Preferred Stock, on June 15, 2000, the Company issued approximately 11.4 million shares of Common Stock. The Company realized approximately $1.0 million from the exercise of the Class D Warrants and issued 1,122,789 shares of Common Stock as a result of the mandatory redemption on July 14, 2000. The Company will redeem the remaining 155,640 Class D Warrants, which have not been exercised prior to the redemption date, at $0.10 per warrant for approximately $15,600. The Company did not accrue dividends since January 29, 2000 due to the mandatory conversion of the Series D Preferred Stock.

     During the nine months ended September 30, 2000, including the mandatory conversion, the holders of an aggregate of 127,268 shares of Series D Preferred Stock converted those shares into an aggregate of 14,369,433 shares of Common Stock, and the holders of an aggregate of 8,400 shares of Series A Preferred Stock converted those shares into an aggregate of 62,014 shares of Common Stock. An aggregate of 1,989,686 and 1,151,421 shares of common stock were issued pursuant to the exercise of warrants and options, respectively.

     The Company will need substantial additional funds before it can expect to realize significant product revenue. To the extent that the Company is successful in accelerating its development of Genasense(TM) or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A - Certain Trends and Uncertainties - We May be Liable For Claims of Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financing, will be required in order for the Company to continue its planned operations. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A - Certain Trends and Uncertainties - Our Business Will Suffer if We Fail to Obtain Timely Funding."

     If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities. Management believes at the current rate of spending, the Company will have sufficient funds to maintain its present operations through September 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 in its fourth quarter of its fiscal year ended December 31, 2000.

     In March 2000, the FASB issued interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is affective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 and after January 12, 2000.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has evaluated the impact of adopting SFAS No. 133 and does not expect it to have a material effect on its financial statements.

CERTAIN TRENDS AND UNCERTAINTIES

     In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

Our business will suffer if we fail to obtain timely funding.

     Our Company's operations to date have consumed substantial amounts of cash. Based on our current operating plan, we believe that our available resources, including the proceeds from our private offerings in December 1999 and September 2000, will be adequate to satisfy our capital needs through December 31, 2001. Our future capital requirements will depend on the results of our research and development activities, pre-clinical studies and bioequivalence and clinical trials, competitive and technological advances, and regulatory processes of the United States Food and Drug Administration ("FDA") and other regulatory authority. If our operations do not become profitable before we exhaust existing resources, we will need to raise additional financing in order to continue our operations. We may seek additional financing through public or private resources, including debt or equity financing, or through collaborative or other arrangements with research institutions and corporate partners. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital by issuing equity, or securities convertible into equity, the ownership interest of existing Genta stockholders will be subject to further dilution and share prices may decline. If we are unable to raise additional financing, we will need to do the following:

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

     Most of our resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential Anticode(TM) pharmaceutical products based upon oligonucleotide technology. While we have demonstrated the activity of Anticode(TM) oligonucleotide technology in model systems in vitro in animals, only one of these potential Anticode(TM) oligonucleotide products, Genasense(TM), has begun to be tested in humans. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive.

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

     In October of 1996, JBL hired an environmental consulting firm to investigate an incident of soil and groundwater contamination at JBL's facility. Sampling of soil and groundwater revealed the presence of contaminants. The California Regional Water Quality Control Board is monitoring the situation. Results of recent testing have indicated a reduction in contaminant levels. Based on an estimate provided to the Company by the consulting firm, at December 31, 1999 and September 30, 2000, the Company has $39,100 and $49,700,
respectively, accrued to cover remedial costs. We have agreed to indemnify Promega, the purchaser of JBL's assets, for any liability that may result from this alleged contamination. We believe that any costs that result from further investigation or remediation will not have a material adverse effect on our operation, but we can give no assurance to that end.

     On October 16, 1998, the EPA identified JBL as a de minimis potentially responsible party at a California waste disposal facility showing evidence of environmental contamination. The EPA currently estimates that Genta will be required to pay approximately $63,200 to settle this potential liability. We have agreed to indemnify Promega Corporation for any costs resulting from this contamination. Based on the volume amount from the EPA, Genta accrued $75,000 to pay for any potential liability arising from this incident. We are expecting to finalize the terms of settlement during the first quarter of 2001. We believe that any costs that result from further investigation or remediation will not have a material adverse affect on our operation, but we can give no assurance to that end.

If we cease doing business and liquidate our assets, we are required to distribute proceeds to holders of our preferred stock before we distribute proceeds to holders of our common stock.

     In the event of the liquidation, dissolution or winding up of the Company, the common stock is expressly subordinate to the approximately $13.4 million preference of the 268,700 outstanding shares of Series A Preferred Stock at September 30, 2000.

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

     The Company has been unprofitable to date, incurring substantial operating losses associated with ongoing research and development activities, pre-clinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to September 30, 2000, the Company has incurred a cumulative net loss of approximately $153.5 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue.

We may be liable for claims of default under various agreements.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (or, as of September 30, 2000, approximately $723,600) of funding in the form of a loan from the French government agency L'Agence National de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of September 30, 2000, approximately $561,500) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the loan for repayment. The Company's legal counsel in Europe has again notified ANVAR that it does not agree that the loan is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

     On June 30, 1998, Marseille Amanagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee of nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of September 30, 2000, approximately, $89,000) and early termination payment of FF1,1852,429 (as of September 30, 2000 approximately $248,400). A court hearing has been scheduled for January 8, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On September 30, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

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

Volatility of Stock Price.

     The market price of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of preclinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of the products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company, or their respective competitors, including litigation, fluctuations in the Company's future price of the Common Stock. As of November 3, 2000, the Company has 46,605,975 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into Common Stock, and option and warrant holders also could adversely affect the market price of the Common Stock.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility, in California, revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater. A semi-annual groundwater monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board, for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted show that chloroform and PCEs have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. Based on an estimate provided to the Company by the consulting firm at December 31, 1999 and September 30, 2000, the company has $39,100 and $49,700, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probably that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company will be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the fourth quarter of 2000. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of September 30, 2000, approximately $723,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the" ANVAR Agreement") between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of September 30, 2000, approximately $561,500) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the loan for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the loan is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,412.64 (as of

September 30, 2000, approximately $89,000) and early termination payment of FF1,852,429 (as of September 30, 2000, approximately $248,600). A court hearing has been scheduled for January 8, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On September 30, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded, and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

     During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believes that Promega's claims are without merit and intends to vigorously pursue its rights under the JBL agreement. Accordingly, On October 16, 2000 Genta filed suit in the US District Court of California against
Promega for the non-payment of the $1.2 million note plus interest. On November 6, 2000, Promega filed a counter suit against the Company with the US District Court of California. There can be no assurance that the Company will not incur material costs and/or that losses may occur in relation to this claim.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to risks relative to changes in interest rates affecting the return on its investments. The Company has established policies to manage its exposure to fluctuations in interest rates.

     The Company's exposure to market risk for changes in interest rates related to the Company's investment portfolio consisting of cash, cash equivalents and marketable securities. The Company has not used derivitative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company's investments are all fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.

              Exhibit
              Number       Description of Document
              -------      -----------------------

              27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    None.

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

Date:     November 13, 2000