Form 10-K
period 2000-12-31
GENTA INCORPORATED /DE/
filed 2001-04-02
CIK 880643

================================================================================

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19635
                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                            DELAWARE                                                        33-0326866
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                (IRS EMPLOYER IDENTIFICATION NUMBER)

               TWO OAK WAY
      BERKELEY HEIGHTS, NEW JERSEY                                07922
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (908) 286 9800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was $218,959,702 as of March 9, 2001. For purposes of determining this number, 17,688,599 shares of common stock held by affiliates are excluded.

     As of March 9, 2001, the registrant had 51,374,707 shares of Common Stock outstanding. As of March 9, 2001, 754 persons held common stock of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain provisions of the registrant's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

     The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations; the timely development of, receipt of necessary regulatory approvals for and acceptance of new products; the ability of the Company to commercialize its products; the successful application of the Company's technology to produce new products; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies; the changing of market conditions and the other risks detailed in the Certain Trends and Uncertainties section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and elsewhere herein. The Company does not undertake to update any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Genta Incorporated ("Genta" or the "Company"), incorporated under the laws of the State of Delaware on February 4, 1988, is a biopharmaceutical company whose research efforts are focused on the development of new biopharmaceutical products for the treatment of patients with cancer. The Company's research portfolio is currently divided into four areas: the Antisense Program; the Gallium Products Franchise; Androgenics Compounds; and Decoy Aptamers. The Company aims to be a direct marketer of its products in the United States.

     In 2000, the Company's bcl-2 antisense compound, Genasense, was designated as an Orphan Drug by the U.S. Food and Drug Administration ("FDA"). The designation applies to the Company's treatment of patients with advanced malignant melanoma. Orphan drug status provides for a period of marketing exclusivity, certain tax benefits, and an exemption from certain fees at the time of submission, to the FDA, for marketing approval of a New Drug Application ("NDA"). In 1999, the FDA granted fast-track designation to Genasense for use in combination with Dacarbazine (DTIC) for treatment of advanced malignant melanoma. The FDA's fast-track designation is intended to expedite the review of NDA's for products that have the potential to address unmet medical needs for serious, life-threatening diseases.

     In May 2000, the Company entered into a licensing arrangement with Molecular Biosystems, Inc. ("MBI"), for a broad portfolio of patents and technology that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from MBI to Genta in return for paid-up royalties in cash and shares of Common Stock.

     In April 2000, the Company entered into an asset purchase agreement with Relgen LLC, a privately held biopharmaceutical corporation and a related party of Genta, in which the Company acquired all assets, rights and technology to a portfolio of gallium containing compounds, including a product that has received regulatory approval for marketing in North America (Ganite(TM)). These compounds are used to treat diseases associated with accelerated bone resorption (see Gallium Products Franchise, below).

     In August 1999, Genta acquired Androgenics Technologies, Inc., ("Androgenics") a company with license rights to a series of compounds that were invented at the University of Maryland, Baltimore to treat hormone-sensitive prostate cancer. (See Androgenics Compounds, below.)

     In 1998, the Company closed its offices and research and development facilities in San Diego, CA, and in the second quarter of 1999, its headquarters offices moved into temporary space in Lexington, MA. In the third quarter of 2000, the Company consolidated its operations in its current headquarters location, Berkeley Heights, NJ.

SUMMARY OF BUSINESS AND RESEARCH AND DEVELOPMENT PROGRAMS

     ANTISENSE PROGRAMS

     Antisense represents a new approach to drug development. Many human diseases involve over-expression of proteins that are products of normal or mutated genes. Antisense therapy involves the administration of synthetic oligonucleotides that are complementary to specific mRNA transcripts. Antisense targets the mRNA of interest by Watson-Crick base pairing, thereby providing specificity and avidity. Phosphorothioate (PS) oligonucleotides (oligos) contain at least one of the non-bridging oxygens of the inter-nucleotide phosphodiester linkages replaced with sulfur. PS oligos inhibit gene expression by hybridization arrest (i.e., interference with the processing of mRNA by hybridization), followed by cleavage of the mRNA by RNase-H. These oligos are polyanionic and, as a result, can bind to a number of factors that may produce non-specific effects. Critical to their function is resistance to nuclease digestion. If the protein encoded by the target gene (such as Bcl-2) is important in tumor cell survival, progression, or in the resistance to treatment, then antisense administration may be beneficial.

     Antisense oligonucleotides must be incorporated into cells in order to be effective. Although they may be active at nanomolar to micromolar concentrations, uptake varies with the cell type. Intracellular uptake appears to occur by pinocytosis. Because of their highly selective binding properties, the Company believes that antisense oligonucleotides should not interfere with the function of normal cells, and therefore may elicit fewer side effects than traditional drugs.

     Genta has also advanced its antisense research into new oligonucleotides that have mixed phosphorothioate and methylphosphonate backbones. The Company has licensed patents covering phosphorothioate oligonucleotide constructions and has applied for and received certain patents covering the mixed backbone constructions. Genta's scientists have also improved the backbone technologies by introducing mixed chirally-enriched or chirally-pure oligonucleotides. In preclinical studies, these oligonucleotides effectively interfere with the action of targeted mRNA sequences inside cells. Intravenous administration of these oligonucleotides (which the Company calls "3rd-generation technology") to certain animals has demonstrated that these compounds have substantially greater stability in the circulatory system and intact urinary excretion. This approach is currently in preclinical development and a 3rd-generation molecule targeted to the Bcl-2 mRNA has been identified and validated in model systems.

     The Company has devoted most of its resources to the development of 2nd-generation antisense compound directed against Bcl-2, a protein that is central to the process of programmed cell death (apoptosis).

          APOPTOSIS: MOLECULAR MECHANISMS

     Apoptotic cell death is involved in embryogenesis, CNS development, and immune regulation, and deregulation of apoptosis is a feature of many diseases. For example, neurodegenerative diseases and acquired immunodeficiency syndrome
(AIDS) are characterized by increased apoptosis, while repression of apoptosis is a common feature in neoplasia. Chromatin cleavage by endonucleases results in display of nucleosomal-sized (180bp) DNA fragments that are visualized on agarose gel electrophoreses as "DNA-ladders". Apoptosis is genetically regulated and is highly conserved from an evolutionary standpoint. A number of regulatory genes were identified in lower organisms, and the search for mammalian homologs of these genes resulted in the identification of Bcl-2 and other proteins. Over the last decade, many additional genes and gene products involved in this process have also been characterized, and the principal molecular events - both at different levels (triggers, signal transducers, effectors) and at different cellular locations (membrane, cytoplasm, mitochondria, nucleus) - are now better understood.

Current understanding of the apoptotic process includes the following events:

     - "Triggering events", such as damage to DNA, microtubulin, and/or membranes; incompatible growth regulatory signals; and some specific ligand-receptor interactions.
     - Signal transduction involving several components (for instance p53, Rb, c-Myc) that alters the balance between pro- and anti-apoptotic components of the Bcl-2 family; or direct activation of specific proteases (caspases).
     - Collapse of the mitochondrial transmembrane potential and release of cytochrome c in the cytoplasm.
     - Activation of caspases that leads to chromatin fragmentation by cleavage of nuclear and cytoplasmic proteins that are involved in maintenance of DNA integrity or cellular architecture.

          Bcl-2: ANTI-APOPTOTIC MECHANISMS

     Much of the understanding concerning the molecular regulation of programmed cell death originates with the bcl-2 gene family. The best characterized members of this family, Bcl-2 and Bax, act by differential homo- and heterodimerization. Bcl-2 homodimers act as repressors of apoptosis, whereas Bcl-2/Bax heterodimers act as promoters. These effects are more dependent on the balance between Bcl-2 and Bax than on Bcl-2 quantity alone. Many new members of the Bcl-2 family have been characterized, including the death promoters BCL-xS, BAD, BIK, BAK, and the apoptosis suppressors BCL-xL and BFL-1.

     BCL-2 (B-Cell Lymphoma/leukemia associated gene 2) was originally identified owing to its association with the t(14;18) chromosomal translocation that is present in most follicular B-cell non Hodgkin's lymphomas. With this translocation, the bcl-2 gene is moved from its normal chromosomal location at 18q21 into juxtaposition with the immunoglobulin heavy chain (IgH) locus at 14q32 resulting in deregulation of the bcl-2 /IgH fusion gene. As a result, Bcl-2 protein is over-expressed.

     Bcl-2 protein appears to either form selective membrane pores, or more likely to control pre-existing "permeability transition pores". Bcl-2 is probably able to stabilize the mitochondrial transmembrane potential and antagonize Bax-induced release of cytochrome c into the cytoplasm. Immunoelectron microscopy has shown the association of Bcl-2 with the mitochondrial membrane. Functional analysis has shown that Bcl-2 acts upstream of caspases preventing their activation.

    Bcl-2 is up-regulated in most types of human cancer, including the major hematologic cancers (e.g., lymphomas, myeloma, and leukemia) and solid tumors (e.g., cancers of the lung, colon, breast, and prostate). Bcl-2 is currently thought to be responsible for extending the viability of malignant cells and contributing to resistance of cancer cells to current forms of antisense therapy (i.e. chemotherapy, radiation, monoclonal antibodies, etc.). Observations that support these conclusions include:

     - Chemo- and radio- therapy-sensitive cell lines can be made resistant to apoptosis-inducing treatments by transfection with bcl-2.
     - Elevated Bcl-2, or alteration in the ratio of Bcl-2:Bax, correlates with an inferior prognosis and/or poor response to therapy in many diseases.
     - Up regulation of Bcl-2 coincides with the shift from androgen-dependent to androgen-independent tumor growth in prostate cancer.
     - Non-tumorigenic cell lines can be made highly tumorigenic by transfection with bcl-2.

          GENASENSE(TM) (AUGMEROSEN, G3139; Bcl-2 ANTISENSE OLIGONUCLEOTIDE)

     Genasense(TM), the Company's leading drug compound, is an all-PS oligonucleotide consisting of 18 modified DNA bases (i.e., 18-mer). The molecule targets the first 6 codons of Bcl-2 mRNA to form a DNA/RNA duplex. RNase H recognizes the DNA/RNA duplex, cleaves the Bcl-2 mRNA strand, and renders the message non-translatable. Bcl-2 mRNA fragments are subsequently destroyed by ribonucleases.

          PRECLINICAL STUDIES

     After intravenous (IV) or subcutaneous (SC) injection, Genasense(TM) distributes rapidly to highly perfused organs, especially lung and bone marrow. Oligonucleotides are generally excreted unchanged, predominantly by the kidney. Biodistribution studies of Genasense(TM) in vivo have demonstrated high tissue:plasma ratios, particularly in kidney and liver but also significant distribution to the bone marrow and spleen. In addition, in vitro and in vivo studies showed both biologic and antitumor activity with sub-micromolar concentrations (e.g., ~ 170 nM).

     A number of in vitro studies have shown synergistic enhancement of tumor cell killing when Bcl-2 antisense was used to reduce Bcl-2 protein content in combination with standard antisense therapy (including antimetabolites, alkylators, corticosteroids, other cytotoxic chemotherapy, radiation, and monoclonal antibodies).

     Several studies have demonstrated enhanced antitumor activity and durable tumor regression in immunodeficient mice that were engrafted with xenografts of human cancers and treated with Bcl-2 antisense followed by antitumor agents that induce apoptosis. These studies include human lymphoma, melanoma, breast cancer, and prostate cancer which were treated with Genasense(TM) in combination with cyclophosphamide, dacarbazine, docetaxel and paclitaxel, respectively. Combined treatment with Genasense(TM) followed by cyclophosphamide led to complete eradication of a B-lymphoid human tumor xenograft using treatment conditions that were not significantly toxic to the normal host.

          GENASENSE(TM) CLINICAL STUDIES

     NON-HODGKIN'S LYMPHOMA: A study of 21 patients with B-cell non-Hodgkin's lymphoma was conducted in the U.K. using Genasense(TM) administered by continuous subcutaneous infusion. Thrombocytopenia, infusion site reactions, and fatigue were felt to be dose limiting in 2 patients treated at a level of 5.3 mg/kg/day. However, the tolerance to treatment in this study may have been closely linked to the prolonged (2-week) infusion schedule given by the subcutaneous route, and other studies have easily escalated the Genasense(TM) doses to 7 mg/kg/day even when given intravenously in combination with cytotoxic chemotherapy. Although the administered drug dose was quite low in most patients i.e., substantially below doses that are now known to be both safe and optimally effective with respect to Bcl-2 down-regulation, several major responses were observed. One patient with low-grade lymphoma who had progressive disease in nodes and bone marrow after 2 prior regimens attained a complete response using Genasense(TM) alone, which has been maintained for longer than 3 years in addition to durable improvement in tumor-related symptoms. Out of 14 patients entering the study with circulating lymphoma cells in peripheral blood, 10 demonstrated significant reductions after only one cycle of therapy. Subjective improvement was also noted in a majority of patients who entered the study with tumor-related symptoms. Bcl-2 content of lymphoma cells was assayed by serial biopsy and/or assay of circulating malignant cells in peripheral blood, and these studies demonstrated that Genasense(TM) infusions could down-regulate Bcl-2 protein within 5 days of reaching steady-state plasma levels. In 2000, these data were published in The Journal of Clinical Oncology.

     ACUTE LEUKEMIA: At Ohio State University, a Phase I study evaluated a constant IV infusion dose of Genasense(TM) with escalating doses of fludarabine, Ara-C, and G-CSF (FLAG) for refractory or relapsed acute leukemia. Genasense(TM) (4 or 7 mg/kg/day in successive cohorts) was administered by continuous intravenous infusion on days l-10, with fludarabine (starting at 15 mg/m2) and Ara-C (starting at 1000mg/m2) given daily on days 6-10 and escalated in successive cohorts. Twelve patients with refractory or relapsed myeloid leukemia were treated. Adverse events of the Genasense/chemotherapy combination included myelosuppression, fever, nausea, and fluid retention, but these reactions were manageable and not dose-limiting. Six patients achieved major responses with complete regression of leukemic blasts. Four of these patients achieved a complete remission (CR). Two other patients had no evidence of leukemia after treatment, but had persistent neutropenia or thrombocytopenia. Three patients obtained response despite the recent treatment failure of high-dose Ara-C. One patient with CR had Philadelphia chromosome positive ALL, and all other patients had AML. These preliminary data have suggested that Genasense(TM) may be safely added to chemotherapy regimens for leukemia, including treatment of older patients. In 2000, portions of these data were presented at the annual meeting of the American Society of Hematology.

     MALIGNANT MELANOMA: A Phase I-II clinical study of Genasense(TM) combined with dacarbazine (DTIC) was conducted at the University of Vienna. Daily IV infusions (or twice daily SC injections) of Genasense(TM) were given at doses ranging from 1.7 to 12 mg/kg/day. Serial biopsies of cutaneous melanoma metastases showed reduced Bcl-2 protein content (assayed by Western analysis) in tumor cells by day 5 of treatment. Durable responses and prolonged (> 1 year) progression-free survival were also observed in this study, even though most patients had failed both immunotherapy and chemotherapy. Six of the first 14 patients treated showed objective responses. The Genasense(TM)/DTIC regimen was well tolerated up to the dose level of 7 mg/kg/day. Tolerance was acceptable in patients who received > 10 cycles of combination therapy, age up to 90 years old, and/or antecedent hepatic dysfunction. The predominant dose limiting toxicity was grade 3-4 thrombocytopenia observed in 2 patients treated at the dose level of 12 mg/kg/day in combination with DTIC. In late 2000, details of this study were reported in The Lancet.

     OTHER PHASE 1-2 STUDIES IN PATIENTS WITH ADVANCED SOLID TUMORS: Thirty-five patients (mostly with genitourinary cancers) were entered into a dose-escalation trial using both a 14-day and 21-day IV infusion schedule of Genasense(TM), either alone or in combination with paclitaxel. Fatigue and fever were observed after 2 weeks at doses ranging from 4.1 to 7 mg/kg/day x 14 days. Similar reactions were observed on the 21-day infusion schedule. Transient elevation of serum transaminases, which recurred despite a 25% dose reduction, was observed at the 7 mg/kg-dose level. However, 2 of the 3 patients at this level continued treatment after further dose reduction, and both displayed evidence of major clinical response (i.e., PR in one patient with bladder cancer and liver metastases and stabilization of disease in another). Other dose-ranging combination studies of Genasense(TM) have been conducted in patients receiving mitoxantrone or docetaxel for advanced prostate cancer, docetaxel for breast cancer, multidrug chemotherapy for non-Hodgkin's lymphoma, and irinotecan for colorectal cancer.

          SUMMARY OF PHASE 1-2 STUDIES

     In general, significant thrombocytopenia, liver function abnormalities, or fatigue have not been dose limiting in Phase I-II studies that used short infusions (i.e. 5 to 7 days) at a dose of 7 mg/kg/day, including studies where the drug was combined with myelosuppressive chemotherapy. Current studies suggest that the major biological activity of Genasense(TM) (i.e., reduction of Bcl-2 protein) may be observed within the first 3 to 5 days. Thus, current studies are generally using a 5 to 7-day schedule in combination with chemotherapy. Most current studies use Genasense(TM) administered at least 3 days prior to the initiation of other cytotoxic therapy.

          PHASE 3/"REGISTRATION-QUALITY" STUDIES

     In the summer of 2000, the Genasense(TM)/DTIC combination entered a Phase 3 randomized trial in which Genasense(TM) is administered at a dose of 7 mg/kg/day x 5 days by continuous IV infusion prior to each dose of DTIC. This combination is re-cycled every 3 weeks. The study contemplates accrual of approximately 270 evaluable patients, and completion of accrual is currently projected in 2001. In late 2000, the Company announced that it intends to initiate "registration-quality" studies (i.e. Phase 2b or 3) in acute myeloid leukemia
(AML) in combination with Mylotarg(TM) (gemtuzumab ozogamicin), in chronic lymphocytic leukemia (CLL) with fludarabine/cyclophosphamide, and in multiple myeloma in combination with high-dose dexamethasone.

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

GALLIUM PRODUCTS FRANCHISE

     In April 2000, the Company entered into an asset purchase agreement with Relgen LLC, a privately held corporation and a related party of Genta, in which the Company acquired all assets, rights and technology to a portfolio of gallium containing compounds. Gallium is a bone-seeking element that exerts potent effects on the skeletal system. Available data suggest that gallium inhibits accelerated loss of bone mass that characterizes a number of human diseases, including osteoporosis, Paget's disease, bone metastases (i.e. cancer that has spread into bone), and hypercalcemia (i.e., abnormally high blood levels of calcium). The drug appears to inhibit the ability of osteoclasts (i.e., cells that normally participate in the process of bone remodeling) to resorb bone.

     Gallium nitrate was originally developed in the 1970s by the U.S. National Cancer Institute as a cancer chemotherapy agent. However, with the possible exceptions of malignant lymphoma and bladder cancer, no major activity was consistently observed, and the drug was never approved for this use. The drug was approved in 1991 (as Ganite(R)) for treatment of cancer-related hypercalcemia when administered intravenously as a continuous infusion for up to 5 days. The Company currently intends to begin marketing the drug in late 2001 or early 2002, depending upon various factors that are reviewed below (see Risk Factors).

     The Company also seeks to synthesize a novel formulation of a gallium-containing compound that will be suitable for oral administration. Unlike hypercalcemia, treatment of most diseases that are characterized by accelerated bone loss requires extended - occasionally lifelong - therapy, particularly for oncology indications. Existing products in this market (such as Aredia(R) [pamidronate disodium; Novartis Pharmaceuticals, Inc.]) are currently limited to intravenous formulations. The Company believes that successful development of an oral gallium-containing compound may yield substantial clinical and competitive advantages. The Company plans to work with an external firm that will develop suitable and patentable formulations.

DECOY APTAMERS

     In 2000, the Company licensed patents and technology from the U.S. National Institutes of Health ("NIH") that involve novel uses of oligonucleotides. Unlike antisense technology, which uses oligonucleotides that bind and destroy mRNA, decoy aptamers employ oligonucleotides to bind to specific proteins known as transcription factors. Normally, transcription factors bind to specific portions of DNA known as response elements. By doing so, they regulate the function of genes in a positive or negative fashion (i.e., they can turn genes on or off). Decoy technology creates artificial forms of response elements by using short segments of DNA bases that are fused together. By then flooding the cell with an excess of these artificial decoys, transcription factors are fooled into binding to the decoys, rather than the normal response elements found in genes, thereby preventing their normal function. Thus, depending upon the function of the response element, the function of the gene can then be regulated.

     This licensing agreement is beneficial to the Company for several reasons. First, the technology employed oligonucleotide chemistry in which the Company already has considerable expertise by virtue of our antisense franchise. Second, the technology offered the Company an entirely novel but related platform for future product development. Third, the license afforded the Company rights to a novel target (i.e. the cyclic adenosine monophosphate response element ("CRE") binding protein) that was not currently being addressed by competitors. Lastly, the decoy to the CRE-binding protein had already been generated and had shown a high degree of selectivity for killing human cancer cells in laboratory experiments. At present, the Company is sponsoring continued laboratory development of the CRE decoy at NIH and has not made a determination whether to take the existing decoy into animal toxicology testing (with a goal toward beginning trials in human subjects) or to synthesize further enhancements of the existing compound.

ANDROGENICS TECHNOLOGIES

     In August 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), which developed a proprietary series of compounds that act to inhibit the growth of prostate cancer cells. Androgenics products are comprised of a portfolio of small molecules that are useful for the treatment of prostate cancer. An analogous drug is Proscar(TM) (finasteride; Merck), which inhibits 5-(alpha) reductase, one of the final enzymatic steps in the pathway of testosterone biosynthesis. Paradoxically, however, Proscar actually increases serum testosterone, which stimulates the growth of prostate cancer cells and makes it not useful as a cancer treatment. Like Proscar, androgenics drugs inhibit the reductase enzyme; however, they also inhibit a hydroxylase enzyme which is found in both the testes and the adrenal glands. Because of this dual action, androgenics drugs induce profound reductions in serum testosterone. Moreover, these compounds are also potent antagonists of androgen receptors that mediate the actions of testosterone. Thus, these drugs have unique activities as enzyme inhibitors and hormone receptor antagonists, and they have proved markedly effective in preclinical models of human prostate cancer.

GENTA JAGO

    The Company currently owns 50% of a drug delivery system joint venture (Genta Jago Technologies B.V. ["Genta Jago"]), with SkyePharma, PLC ("SkyePharma," formerly with Jagotec AG ["Jagotec"], which was acquired by SkyePharma). The joint venture was established to develop oral controlled-release drugs. The joint venture's original plan was to use Jagotec's patented GEOMATRIX(R) drug delivery technology ("GEOMATRIX") in a two-pronged commercialization strategy: the development of generic versions of successful brand-name controlled-release drugs; and the development of controlled-release formulations of drugs currently marketed in only immediate-release form. The only products in development to date are those intended to be comparable to the commercially available, brand name, controlled-release drugs. On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement, pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago. SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products. As set forth in the interim agreement, any resulting net income would be allocated in agreed-upon percentages between Genta and SkyePharma. In the first quarter 2000, the Company received $689,500 from SkyePharma as a royalty payment based on SkyePharma's agreement with Elan Corporation for the sale of naproxen, of which $187,500 was attributable to 1999.

RESEARCH AND DEVELOPMENT

     In addition to the Company's current focus in the four areas already described and in an effort to focus its research and development efforts on areas that provide the most significant commercial opportunities, the Company continually evaluates its ongoing programs in light of the latest market information and conditions, availability of third-party funding, technological advances, and other factors. As a result of such evaluation, the Company's product development plans have changed from time to time, and the Company anticipates that it will continue to do so in the future. The Company recorded research and development expenses of $2.1 million, $4.2 million and $6.8 million during 1998, 1999 and 2000, respectively. In 1998, $50,000, was funded pursuant to collaborative research and development agreements and approximately $56,000 was funded pursuant to a related party contract revenue agreement with Genta Jago. See "MD&A -- Results of Operations."

SALES AND MARKETING

     The Company intends to be a direct marketer or co-marketer of its pharmaceutical products by building a sales and marketing infrastructure in the United States to launch and fully realize the commercial potential of our products. This is evident by the recent hiring of a Vice President of Sales and Marketing. For international product sales, the Company intends to distribute its products through collaborations with third parties.

MANUFACTURING

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including current Good Manufacturing Practice, or cGMP, regulations.

     We rely on third parties to manufacture our products. In December 2000, the Company signed a two-year agreement with Avecia Ltd., a leading multinational manufacturer of pharmaceutical products, to supply quantities of its lead antisense compound, Genasense.

     In the past, the Company had manufactured and marketed specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), a California corporation that was acquired by the Company in February 1991. On March 19, 1999, the Company entered into an Asset Purchase Agreement with Promega Corporation whereby its wholly owned subsidiary, Promega Biosciences, Inc. ("Promega"), acquired substantially all of the assets and assumed certain liabilities of JBL. JBL has been reported as a discontinued operation in the accompanying consolidated financial statements. The closing of the sale of JBL was completed on May 10, 1999.

GENTA EUROPE

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of December 31, 2000, approximately $775,200) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la

Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 2000, approximately $601,100) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified Genta Incorporated that it was responsible as a guarantor of the note for the repayment. Genta's legal counsel in Europe has again notified ANVAR that it does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 2000, approximately $95,200) and early termination payment of FF1,852,429 (as of December 31, 1999, approximately $265,900). A court hearing has been scheduled for June 11, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On December 31, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

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

     Genta has a portfolio of intellectual property rights, including a series of applications, to aspects of oligonucleotide technology, which includes novel compositions of matter, methods of large-scale synthesis, methods of controlling gene expression and cationic lipid delivery systems. In addition, foreign counterparts of certain applications have been filed or will be filed at the appropriate time. Allowed patents generally would not expire until 17 years after the date of allowance if filed in the United States before June 8, 1995 or, in other cases, 20 years from the date of application. Generally, it is the Company's strategy to apply for patent protection in the United States, Canada, Western Europe, Japan, Australia and New Zealand.

     Since its incorporation, Genta has filed an aggregate of over 175 United States and foreign patent applications covering new compositions and improved methods to use, synthesize and purify oligonucleotides, linker-arm technology, and compositions for their delivery. Seventy-four patents have been issued; 34 in the United States (13 in 1998, five in 1999 and 12 in 2000) and 40 have issued overseas.

     Genta also gained access to certain rights from the National Institutes of Health ("NIH") covering phosphorothioate oligonucleotides. This includes rights to three United States issued patents, one issued European patent, one issued in Japan and other corresponding foreign applications that are still pending. In addition, under an agreement with the University of Pennsylvania, Genta has acquired exclusive rights to antisense oligonucleotides directed against the bcl-2 gene as well as methods of their use for the treatment of cancer. In 1998, two United States patents were issued encompassing the Company's licensed antisense oligonucleotide compounds targeted against the bcl-2 gene and in vitro uses of the same. These claims cover the Company's proprietary antisense oligonucleotide molecules, which target the bcl-2 gene including its lead clinical candidate, Genasense. Other related United States and corresponding foreign patent applications are still pending.

     In May 2000, the Company entered into a licensing arrangement with Molecular Biosystems, Inc. ("MBI") for a broad portfolio of patents and technology that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from MBI to Genta on a royalty-free basis in return for cash and shares of common stock.

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

     Even if issued, patents can be challenged in the courts. Moreover, the Company may become involved in interference proceedings declared by the United States Patent and Trademark Office (or comparable foreign office or process) in connection with one or more of its patents or patent applications to determine priority of invention, which could result in substantial cost to the Company, as well as a possible adverse decision as to priority of invention of the patent or patent application involved.

     The Company also relies upon unpatented trade secrets and no assurance can be given that third parties will not independently develop substantially equivalent proprietary information and techniques or gain access to the Company's trade secrets or disclose such technologies to the public, or that the Company can meaningfully maintain and protect unpatented trade secrets.

     Genta requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to an individual during the course of the individual's relationship with Genta shall be kept confidential and shall not be disclosed to third parties except in specific circumstances. In the case of employees, the agreement generally provide that all inventions conceived by the individual shall be assigned to, and made the exclusive property of, the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, or in the event of an employee's refusal to assign any patents to the Company in spite of such contractual obligation.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the Company's ongoing research and product development activities and in the manufacture and marketing of the Company's proposed products. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and pre-market approval procedures by the FDA and similar authorities in foreign countries. Various federal, and in some cases state, statutes and regulations also govern or influence the development, testing, manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal and, in some cases, state statutes and regulations, require the expenditure of substantial resources. Any failure by the Company, its collaborators or its licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

     The activities required before a new pharmaceutical agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application ("IND"). An IND becomes effective within 30 days of filing with the FDA unless the FDA imposes a clinical hold on the IND. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence, as the case may be, without prior FDA authorization and then only under terms authorized by the FDA. Typically, clinical testing involves a three-phase process. In Phase 1, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. In the case of products for life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase 2 trials. These trials are frequently referred to as "Phase 1/2A" trials.

     The results of the preclinical and clinical testing, together with chemistry, manufacturing and control information, are then submitted to the FDA for a pharmaceutical product in the form of a New Drug Application ("NDA"), for a biological product in the form of a Biologics License Application ("BLA") for approval to commence commercial sales. In responding to an NDA, BLA or PMA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that the approvals that are being sought or may be sought by the Company in the future will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which the Company is seeking approval or will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

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

     The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. Although the Company believes it is in compliance with these laws and regulations in all material respects, there can be no assurance that the Company will not be required to incur significant costs to comply with such regulations in the future.

COMPETITION

     In many cases, the Company's products under development will be competing with existing therapies for market share. In addition, a number of companies are pursuing the development of antisense technology and controlled-release formulation technology and the development of pharmaceuticals utilizing such technologies. The Company competes with fully integrated pharmaceutical companies that have more substantial experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Smaller companies may also prove to be significant competitors, particularly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Furthermore, academic institutions, governmental agencies and other public and private research organizations have conducted and will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products that may be offered by the Company.

     The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed with which Genta can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. The development by others of new treatment methods could render the Company's products under development non-competitive or obsolete.

     The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

HUMAN RESOURCES

     As of March 1, 2001, Genta had 21 employees, five of whom hold doctoral degrees. Twelve employees are engaged in development activities and nine are in administration. Most of the management and professional employees of the Company have had prior experience and positions with pharmaceutical and biotechnology companies. Genta believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES

     In April 1999, the Company moved its headquarters to Lexington, Massachusetts, and entered into a two-year sub-lease effective April 1, 1999 for 2,400 square feet. In February 2000, the Company received notice of lease cancellation by the overtenant in Lexington MA, effective August 31, 2000. Effective November 1, 2000, the Company moved its headquarters to Berkeley Heights, NJ and leased 12,807 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

     During 1995, Genta Europe received approximately 5.4 million French Francs (as of December 31, 2000, approximately $775,200) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 2000, approximately $601,100) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 2000, approximately $95,200) and early termination payment of FF1,852,429 (as of December 31, 2000, approximately $265,900). A court hearing has been scheduled for June 11, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On December 31, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

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

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the second quarter 2001. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believes that Promega's claims are without merit and intends to vigorously pursue its rights under the JBL Agreement. Accordingly, on October 16, 2000 Genta filed suit in the US District Court of California against Promega for the non payment of the $1.2 million note plus interest. On November 6, 2000, Promega filed a countersuit alleging indemnifiable damages in the aggregate amount of $2,820,000. There can be no assurance that the Company will be successful in pursuing this claim, nor that the Company will not incur material costs and/or that losses may occur in relation to this claim.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) Market Information

     The Company's common stock is traded on the Nasdaq National Market under the symbol "GNTA." From February 1997 through May 2000, the Company's common stock traded on the Nasdaq SmallCap Market, initially under the symbol "GNTAC", and, as of July 1997, under its current symbol. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by Nasdaq (as adjusted for the reverse stock split).

                                             HIGH         LOW
                                             ----         ---
1999
First Quarter...........................     3          1 5/32
Second Quarter..........................     4 1/16     1 15/16
Third Quarter...........................     2 2/32     2
Fourth Quarter..........................     8 1/4      2 7/16
2000
First Quarter...........................    14          5 7/8
Second Quarter..........................    11 13/16    6 7/16
Third Quarter...........................    10 1/8      5 3/8
Fourth Quarter..........................    10          7 1/4

   (b) Holders

     There were 754 holders of record of the Company's common stock as of March 9, 2001.

   (c) Dividends

     The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                         YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------------------
                                                                         1996         1997         1998         1999         2000
                                                                         ----         ----         ----         ----         ----

Consolidated Statements of Operations Data:
   Gain on sale of technology .....................................    $    373     $     --     $     --     $     --     $     --
   Related party contract revenue .................................       1,559          350           55           --           --
   Collaborative research and development .........................          --           50           50           --           --
   License revenue ................................................          --           --           --           --           17
   Royalty fees ...................................................          --           --           --           --            5
                                                                       --------     --------     --------     --------     --------

Costs and expenses: ...............................................       1,932          400          105           --           22
   Research and development .......................................       4,592        3,309        2,114        4,205        6,830
   General and administrative .....................................       5,096        6,132        3,868        4,054        3,323
   LBC Settlement .................................................          --          600          547           --           --
   Non-cash equity related compensation ...........................          --           --          154        3,074        8,605
                                                                       --------     --------     --------     --------     --------
                                                                          9,688       10,041        6,683       11,333       18,758
                                                                       --------     --------     --------     --------     --------
Loss from operations ..............................................      (7,756)      (9,641)      (6,578)     (11,333)     (18,736)
Equity in net income (loss) of joint venture ......................      (2,712)      (1,193)        (132)       2,449          502
Net loss of liquidated foreign subsidiary .........................          --           --          (98)          --           --
Gain on sale of marketable security ...............................          --           --           --           --        4,917
Other income (expense), net .......................................        (745)      (2,850)         (38)          22          866
                                                                       --------     --------     --------     --------     --------
Net loss from continuing operations ...............................    $(11,213)    $(13,684)    $ (6,846)    $ (8,862)    $(12,451)
Loss from discontinued operations .................................        (879)      (1,741)        (739)        (189)          --
Gain on sale of discontinued operations ...........................          --           --           --        1,607           --
                                                                       --------     --------     --------     --------     --------
Net loss ..........................................................     (12,092)     (15,425)      (7,586)      (7,444)     (12,451)
Preferred stock dividends .........................................      (4,873)     (17,853)        (633)     (10,085)      (3,443)
                                                                       --------     --------     --------     --------     --------
Net loss applicable to common shares ..............................    $(16,965)    $(33,278)    $ (8,219)    $(17,529)    $(15,894)
                                                                       ========     ========     ========     ========     ========
Continuing operations .............................................    $  (5.39)    $  (7.13)    $  (1.06)    $  (1.07)    $  (0.41)
Discontinued operations ...........................................       (0.30)       (0.39)       (0.11)        0.08           --
                                                                       --------     --------     --------     --------     --------
Net loss per share (1) ............................................    $  (5.69)    $  (7.52)    $  (1.17)    $  (0.99)    $  (0.41)
                                                                       ========     ========     ========     ========     ========

Weighted average shares used in computing net loss per share ......       2,983        4,422        7,000       17,784       38,659
Deficiency of earnings to meet combined fixed charges and preferred
       stock dividends (2) ........................................    $(16,965)    $(33,278)    $ (8,219)    $(17,529)    $(15,894)


                                                                                                DECEMBER 31
                                                                           -----------------------------------------------------
                                                                           1996         1997        1998        1999        2000
                                                                           ----         ----        ----        ----        ----

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ..................     $   532      $ 8,456     $ 2,458     $10,101     $50,199
Working capital (deficit) ..........................................      (3,816)       5,807       3,629       9,434      48,321
Total assets .......................................................       8,806       15,079       7,551      12,228      57,208
Notes payable and capital lease obligations, less current portion...         118           --          --          --          --
Total stockholders' equity .........................................       4,074        9,425       2,959      10,206      53,567


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery, research and development. Genta has been unprofitable to date and expects to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities, and establishment of a sales and marketing organization. From the period since its inception to December 31, 2000, the Company has incurred a cumulative net loss of $151.9 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

     Genta's strategy is to build a product and technology portfolio, primarily, but not exclusively, focused on its antisense products. In order for the Company to maximize this strategy, the number of employees is expected to increase. To this end, the Company has significantly reduced its involvement with respect to its 50% investment in an R&D joint venture, Genta Jago, through an interim agreement reached in March 1999. The Company also entered into an Asset Purchase Agreement on March 19, 1999 for the sale of substantially all of the assets and certain liabilities of the Company's wholly owned specialty chemicals subsidiary JBL Scientific, Inc. ("JBL") for cash, a promissory note and certain pharmaceutical development services in support of Genta's Genasense development project. The transaction was completed on May 10, 1999. Following the sale of JBL, the Company is operating as one business segment. Accordingly, the following information and accompanying financial statements reflect JBL as a discontinued operation. The Company has closed its operation in France. In 1999, the Company closed its facilities in San Diego, California and has moved its headquarters to Lexington, Massachusetts. In October 2000, the Company moved its entire operation to Berkeley Heights, New Jersey.

     In May 2000, the Company entered into a licensing arrangement with Molecular Biosystems, Inc. ("MBI"), for a broad portfolio of patents and technology that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from MBI to Genta on a royalty-free basis in return for cash and shares of common stock. The Company has recorded these costs as intangible assets which will be amortized over five years. In August 2000 and September 2000, the Company entered into non-exclusive license agreements with Sequitur Incorporated and Oasis Biopharmaceuticals, Inc. for the above-mentioned patents. Both non-exclusive license agreements include upfront payments in cash and future royalties on product sales.

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

     In August 1999, the Company acquired Androgenics Technologies, Inc. ("Androgencis"), a wholly owned entity of the Company's majority stockholder. Androgenics is a company with license rights to a series of compounds invented at the University of Maryland, Baltimore to treat prostate cancer. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of common stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization. As of December 31, 2000, none of the above mentioned milestones have been met.

     The Company has recently completed two private placements for $43.5 million; however, its ability to continue operations beyond the second quarter of 2002 depends upon the Company's success in obtaining additional funding. There can be no assurance that the Company will be able to obtain additional funds on satisfactory terms or at all. There are several factors that must be considered risks in that regard and those that are known to management are discussed in "MD&A -- Certain Trends and Uncertainties."

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

     Operating revenues totaled $105,000 in 1998 compared to zero in 1999 and $22,000 in 2000. Related party contract revenues decreased from $55,000 in 1998 to zero in 1999 and 2000. The Company has focused its resources on its development of its lead antisense oligonucleotide, Genasense. The completion of the sale of the assets of JBL resulted in a significant decrease in ongoing revenues, as all of the Company's historical product sales have been attributable to JBL.

     Collaborative research and development revenues were $50,000 annually in 1998 and zero in 1999 and 2000, recognized pursuant to the Company's collaboration with Johnson & Johnson Consumer Products, Inc. which has expired.

     License and royalty revenues were $22,000 in 2000. These revenues were derived from the two non-exclusive license agreements entered into in 2000 with Sequitur Incorporated and Oasis Biopharmaceuticals, Inc., as discussed later.

     Costs and expenses totaled $6.7 million in 1998 compared to $11.3 million in 1999 and $18.8 million in 2000. These increases reflect additional clinical trial activity and related drug supply, salaries and non-cash stock compensation charges. Services and capabilities that have not been retained within the Company are out-sourced through short-term contracts or from consultants. All preclinical biology and clinical trial work are now conducted through such collaborations with external scientists and clinicians. The Company anticipates that, if sufficient collaborative revenues and other funding are available, research and development expenses may increase in future years due to requirements for preclinical studies, clinical trials, the Genasense antisense oligonucleotide program and increased regulatory costs. The Company will be required to assess the potential costs and benefits of developing its own antisense oligonucleotide manufacturing, marketing and sales activities if and as such products are successfully developed and approved for marketing, as compared to establishing a corporate partner relationship.

     Research and development expenses totaled $2.1 million in 1998, $4.2 million in 1999, and $6.8 million in 2000. Such expenses do not include charges related to non-cash equity related compensation. The increase from 1998 through 2000 is due primarily to drug supply costs, investigator and monitor fees related to expanded clinical trials, along with increased patent amortization costs relating to the MBI and Relgen acquisitions in 2000. It is anticipated that research and development expenses will continue to increase in the future, as the development program for Genasense expands and more patients are treated in clinical trials at higher doses, through longer or more treatment cycles, or both. Furthermore, the Company is pursuing other opportunities for new product development candidates, which, if successful, will require additional research and development expenses.

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

     General and administrative expenses were $3.9 million in 1998, $4.1 million in 1999, and $3.3 million in 2000. Such expenses do not include charges related to non-cash equity related compensation. The $0.8 million decrease from 1999 to 2000 reflects reductions in accounting expenses and reduced patent abandonment costs. The Company recorded charges to general and administrative expenses of $577,000, $523,400 and $7,500 in 1998, 1999 and 2000, respectively, to account for the carrying value of abandoned patents no longer related to the research and development efforts of the Company. The Company's policy is to evaluate the appropriateness of carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to identify a material impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company continues to evaluate the continuing value of patents and patent applications, particularly as expenses to prosecute or maintain these patents come due. Through this evaluation, the Company may elect to continue to maintain these patents, seek to out-license them, or abandon them.

     The Company recorded charges to non-cash equity related compensation of $0.2 million in 1998, $3.1 million in 1999, and $8.6 million in 2000. This increase is primarily due to the acceleration of outstanding stock options for the four members of the Company's Board of Directors who resigned in March 2000. See Note 9 Stockholders' Equity - Stock Benefit Plans for details.

     The Company's equity in net loss of its joint venture (Genta Jago) totaled $0.1 million in 1998, compared to a net gain of $2.4 million in 1999 and $0.5 in 2000. The increase in equity in net income of joint venture from 1998 to 1999 is due to an agreement signed on March 4, 1999, between the Company and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement (the "Interim JV Agreement") pursuant to which the Company was released from all liability relating to unpaid development costs and funding obligations of Genta Jago, the joint venture between the Company and SkyePharma. SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between the Company and SkyePharma. As a result of the Interim JV Agreement, the Company wrote off its liability relative to the Company's recorded deficit in the joint venture and, as such, recorded a gain of approximately $2.3 million for the three months ended March 31, 1999. Also, according to revised revenue sharing agreements, the Company reported approximately $164,500 for its proportionate share of net income of Genta Jago in relation to SkyePharma's royalty agreement, with Elan Corporation, for Genta Jago's product, Naproxen. . In accordance with revised revenue sharing agreements, Genta reported $502,000 in income for the three months ended March 31, 2000 for its share of net income of Genta Jago in relation to Skyepharma's royalty agreement, with Elan Corporation, for Genta Jago's product, Naproxen.

     Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates during each period.

     The Company recorded a gain on the sale of marketable securities of approximately $4.9 million in 2000. In September 2000, Genta exercised 66,221 warrants to purchase shares of common stock of CV Therapeutics, Inc. ("CV"). These warrants which were not traded and were restricted, were issued to Genta by CV in connection with a licensing arrangement entered into in 1993. The Company received approximately $4.9 million in cash upon the sale of such common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and
(iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 and after January 12, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has reviewed these criteria and believes its policies for revenue recognition to be in accordance with SAB No. 101.

     In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of SFAS No. 133." SFAS No. 133, as amended, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation.

     The Company is required to implement SFAS No. 133, as amended, in the first quarter of 2001. At December 31, 2000, we did not have any derivative instruments that would result in a transition adjustment upon the adoption of this standard on January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $175.6 million through December 31, 2000, including net proceeds of $40.0 million received in 2000, $10.4 million received in 1999 and $14.0 million received during 1998. The Company has funded its net loss for the year ended December 31, 2000 of $12.4 million, after non-cash and working capital of $10.5 million, resulting in operating cash outflows of $1.9 million. At December 31, 2000, the Company had cash, cash equivalents and short-term investments totaling $50.2 million compared to $10.1 million at December 31, 1999. Management believes that at the current rate of spending, primarily in support of on-going and anticipated clinical trails, the Company will have sufficient cash funds to maintain its present operations into the second quarter of 2002.

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

     In connection with the Genta Jago joint venture formed in late 1992, the Company provided funding to Genta Jago pursuant to a working capital loan agreement that expired in October 1998. As of December 31, 1998, the Company had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and credits, which amount fully satisfied what the Company believes is the loan commitment established by the parties through December 31, 1998 and in relation to the interim agreement signed on March 4, 1999. Such loans bore interest at rates per annum ranging from 5.81% to 7.5%, and were payable in full on October 20, 1998. Genta Jago repaid Genta $1 million in principal of its working capital loans, in November 1996, from license fee revenues.

     On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into the interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago and SkyePharma agreed to be responsible for the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. Accordingly, the Company reversed its $2.3 million deficit in joint venture and effectively forgave payment of working capital loans to Genta Jago.

     In May 2000, the Company entered into a licensing arrangement with Molecular Biosystems, Inc. ("MBI"), for a broad portfolio of patents and technology that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from MBI to Genta on a royalty-free basis in return for cash and shares of Common Stock. The Company has recorded these costs as intangible assets which will be amortized over five years. During 2000, the Company entered into a non-exclusive license agreement with Sequitur Incorporated and Oasis Biopharmaceuticals, Inc. for the above-mentioned patents. The non-exclusive license agreement includes upfront payments in cash and future royalties on product sales.

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

     In August 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), a wholly owned entity of the Company's majority stockholder. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of common stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization. The acquisition was accounted for as a transfer between companies under common control. The cash and warrants were issued in exchange for 100% of the shares of Androgenics and licensed technology and the assumption of a research and development agreement with the University of Maryland, Baltimore. The 1,000,000 warrants were accounted for as a deemed distribution based on their fair value of $440,500. The $132,000 in cash was also accounted for as a deemed distribution. The assets and liabilities of Androgenics as of December 31, 1999 and the results of its operations for the years then ended were immaterial to the Company's financial statements. As of December 31, 2000, none of the above mentioned milestones have been met.

     Through December 31, 2000, the Company had acquired $11.2 million in property and equipment of which $5.5 million was financed through capital leases and other equipment financing arrangements, $4.4 million was funded in cash and the remainder was acquired through the Company's acquisition of JBL. The Company has commitments associated with its operating leases as discussed further in
Note 8 to the Company's consolidated financial statements.

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

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA by the second quarter 2001. While the terms of a settlement with the EPA have not been finalized, they should contain standard contribution, protection and release language. See "MD&A -- Certain Trends and Uncertainties -- We Cannot Market and Sell Our Products in the United States or in Other Countries if We Fail to Obtain the Necessary Regulatory Approvals." The Company believes that any costs associated with further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. The Company has agreed to indemnify Promega in respect of this matter.

     In November 2000, the Company received gross proceeds of approximately $28.9 million (approximately $26.9 net of placement costs) through the private placement of 4,285,112 shares of common stock.

     In September 2000, the Company received gross proceeds of approximately $14.6 million (approximately $13.7 million, net of placement costs) through the private placement of 2,162,700 shares of common stock. In connection with the financing, 135,639 warrants were issued to the placement agent. The value of such warrants of $867,000 were considered part of the cost of the placement.

     In December 1999, the Company received gross proceeds of approximately $11.4 million (approximately $10.4 million net of placement costs) through the private placement of 114 units. Each unit sold in the private placement consists of (i) 33,333 shares of common stock, par value $.001 per share, and (ii) warrants to purchase 8,333 shares of the Company's common stock at any time prior to the fifth anniversary of the final closing (the "Warrants"). The Warrants are convertible at the option of the holder into shares of common stock at an initial conversion rate equal to the market price of $4.83 per share (subject to antidilution adjustment).

     In June 1997, the Company received gross proceeds of approximately $16.2 million (approximately $14 million net of placement costs) through the private placement of 161.58 Premium Preferred Units(TM). Each unit sold in the private placement consists of (i) 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock"), and (ii) warrants to purchase 5,000 shares of the Company's common stock at any time prior to the fifth anniversary of the final closing (the "Class D Warrants"). The Series D Preferred Stock is immediately convertible at the option of the holder into shares of common stock at an initial conversion price of $0.94375 per share (subject to antidilution adjustment).

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

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), and the mandatory redemption of all outstanding Class D Warrants. As of December 31, 2000, as a result of the conversion of the Series D Preferred Stock, the Company issued approximately 14.4 million shares of common stock. The Company realized approximately $1.4 million from the exercise of the Class D Warrants and issued 2,009,614 shares of common stock. The Company will redeem the remaining 155,640 Class D Warrants, which have not been exercised prior to the redemption date, at $0.10 per warrant for approximately $15,600. The Company has not accrued dividends since the January 29, 2000 dividend date due to the mandatory conversion of the Series D Preferred Stock.

     In February 1997, the Company received gross proceeds of $3 million in a private placement of units consisting of (i) Senior Secured Convertible Bridge Notes (the "Convertible Notes") that bore interest at a stated rate of 12% per annum and matured on December 31, 1997, as extended, and (ii) warrants to purchase an aggregate of approximately 6.4 million shares of common stock. The Convertible Notes were convertible into Series D Convertible Preferred Stock at the option of the holder, at an initial conversion price of $50.00 per share, subject to antidilution adjustments. In May 1997, $650,000 of the Convertible Notes were converted into 13,000 shares of Series D Preferred Stock and in December 1997, the remaining $2,350,000 of the Convertible Notes and accrued interest were converted into 52,415 shares of Series D Preferred Stock.

     In September 1996, the Company received gross proceeds of $2 million (approximately $1.9 million net of offering costs) through the sale of Convertible Debentures to investors in a private placement outside the United States. The Convertible Debentures were convertible, at the option of the holders, at any time on or after October 23, 1996, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. Terms of the Convertible Debentures also provided for interest payable in shares of the Company's common stock. In November 1996, $1.65 million of the Convertible Debentures and the related accrued interest was converted into approximately 590,000 shares of common stock and in 1997, the remaining $350,000 and related accrued interest was converted into 204,263 shares of common stock.

     In March 1996, the Company received gross proceeds of $6 million (approximately $5.5 million net of offering fees) through the issuance of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), sold to institutional investors in a private placement. The Series C Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid price of Genta's common stock for a specified period prior to the date of conversion. In 1996, 5,620 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 524,749 shares of Genta's common stock. In 1997, 1,424 shares of the Series C Preferred Stock and accrued dividends were converted at the option of the holders into 952,841 shares of Genta's common stock. In April 1998, in consideration of EITF D-60, which was issued in March 1997, the Company recorded imputed non-cash dividends on preferred stock totaling $2,348,000 in 1996 for discounted conversion terms related to Series C convertible preferred stock.

     In December 1995, the Company completed the sale of 3,000 shares of Series B Convertible preferred stock (the "Series B Preferred Stock"), at a price of $1,000 per share to institutional investors outside of the United States. Proceeds from the offering totaling approximately $2.8 million were reflected as a receivable from sale of preferred stock at December 31, 1995 and were received by the Company on January 2, 1996. The Series B Preferred Stock was immediately convertible, at the option of the holder, into shares of common stock at a conversion price equal to 75% of the average Nasdaq closing bid prices of Genta's common stock for a specified period prior to the date of conversion. The Series B Preferred Stock was converted into 226,943 shares of the Company's common stock in February 1996 pursuant to terms of the Series B stock purchase agreements.

     In October 1993, the Company completed the sale of 600,000 shares of Series A convertible preferred stock ("the Series A Preferred Stock"), in a private placement of units consisting of (i) one share of Series A Preferred Stock and
(ii) one warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit. Each share of Series A Preferred Stock is immediately convertible, at any time prior to redemption, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. From January 1 through October 31, 1998, each share of Series A Preferred Stock was convertible into 7.255 shares of common stock. From November 1 through December 31, 1998, each share of Series A Preferred Stock was convertible into 7.333 shares of common stock. At December 31, 1999 each share of Series A Preferred Stock was convertible into 7.3825 shares of common stock.

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

     The Company continually evaluates its intangible assets for impairment. If evidence of impairment is noted, the Company determines the amount of impairment and charges such impairment to expense in the period that impairment is determined. Through December 31, 2000, management has considered projected future cash flows from product sales, collaborations and proceeds on sale of such assets and, other than the $577,000, $523,400 and $7,500 charge recorded in 1998, 1999, and 2000 respectively, related to the disposal of certain patents, has determined that no additional impairment exists. See "MD&A -- Results of Operations."

CERTAIN RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS

     In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully.

     The Company may be unsuccessful in our efforts to commercialize our pharmaceutical products, such as Ganite(TM) and Genasense(TM).

     The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as Ganite(TM) and Genasense(TM), depends, in large part, on the success of our clinical development programs, and our sales and marketing efforts to physicians, patients and third-party payors. A number of factors could impact these efforts, including our ability to demonstrate clinically that our products have utility beyond current indications, our limited financial resources and sales and marketing experience relative to our competitors, perceived differences between our products and those of our competitors, the availability and level of reimbursement of our products by third-party payors, incidents of adverse reactions, side effects or misuse of our products and the unfavorable publicity that could result, or the occurrence of manufacturing, supply or distribution disruptions. In particular, the Company has said that it intends to be a direct marketer of its products in the United States. Our inability to build a sales force capable of marketing our pharmaceutical products will adversely affect our sales and limit the commercial success of our products.

     Ultimately, our efforts may not prove to be as effective as the efforts of our competitors. In the United States and elsewhere, our products face significant competition in the marketplace. The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in light of their safety and efficacy, the price of competing products and the related health care benefits to the patient. Even if we are able to increase sales over the next several years, we cannot be sure that such sales and other revenue will reach a level at which we will attain profitability.

   Our business will suffer if we fail to obtain timely funding.

     Our operations to date have consumed substantial amounts of cash. Based on our current operating plan, we believe that our available resources, including the proceeds from our recent private offering, will be adequate to satisfy our capital needs into the second quarter 2002. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and bioequivalence and clinical trials, competitive and technological advances, and regulatory processes of the FDA and other regulatory authority. If our operations do not become profitable before we exhaust existing resources, we will need to raise substantial additional financing in order to continue our operations. We may seek additional financing through public and private resources, including debt or equity financing, or through collaborative or other arrangements with research institutions and corporate partners. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital by issuing equity, or securities convertible into equity, the ownership interest of existing Genta stockholders will be subject to further dilution and share prices may decline. If we are unable to raise additional financing, we will need to do the following:

     - delay, scale back or eliminate some or all of our research and product development programs;

     - license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves;

     -    sell Genta to a third party;

     -    to cease operations; or

     -    declare bankruptcy.

   Many of our products are in an early stage of development.

     Most of our resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential antisense pharmaceutical products based upon oligonucleotide technology. While we have demonstrated the activity of antisense oligonucleotide technology in model systems in vitro in animals, only one of these potential antisense oligonucleotide products, Genasense, has begun to be tested in humans. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive

   Clinical trials are costly and time consuming and are subject to delays.

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

     We have more than 74 U.S. and international patents to aspects of oligonucleotide technology, which includes novel compositions of matter, methods of large-scale synthesis and methods of controlling gene expression. We may not receive any issued patents based on pending or future applications. Our issued patents may not contain claims sufficiently broad to protect us against competitors with similar technology. Additionally, our patents, our partners' patents and patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under our patents may not cover commercially valuable drugs or processes and may not provide us with any competitive advantage.

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

   We rely on our collaborative arrangements with research institutions and corporate partners for development and commercialization of our products.

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

   Our business exposes us to potential product liability which may have a negative effect on our financial performance.

     The administration of drugs to humans, whether in clinical trials or commercially, exposes us to potential product and professional liability risks, which are inherent in the testing, production, marketing and sale of human therapeutic products. Product liability claims can be expensive to defined and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance (subject to various deductibles), but our insurance coverage may not be sufficient to cover claims. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

   If we cease doing business and liquidate our assets, we are required to distribute proceeds to holders of our preferred stock before we distribute proceeds to holders of our common stock.

     In the event of a dissolution or liquidation of Genta, holders of Genta common stock will not receive any proceeds until holders of 261,200 outstanding shares of Genta Series A preferred stock are paid a $13.1 million dollar liquidation preference.

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

   We anticipate that we will incur additional losses.

     The Company has not been profitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, manufacturing activities and development activities undertaken by Genta Jago. From the period since its inception to December 31, 2000, the Company has incurred a cumulative net loss of $156.9 million. We expect to continue to incur losses until such time as product and other revenue exceed expenses of operating our business. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

   Claims of Genta's Default Under Various Agreements

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (or, as of December 31, 2000 approximately $775,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 2000), approximately $601,400 and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified Genta Incorporated that it was responsible as a guarantor of the note for the repayment. Genta's agent in Europe has again notified ANVAR that it does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment". Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 2000, approximately $95,200) and early termination payment of FF1,852,429 (as of December 31, 2000, approximately $266,000). A court hearing has been scheduled for June 11, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On December 31, 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

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

   The Company is dependent on key executives and scientists.

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

   Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants

     The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. As of March 9, 2001, the Company had 51,374,707 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, and option and warrant holders also could adversely affect the market price of the common stock.

     No predictions can be made of the effect that future market sales of the shares of common stock underlying the convertible securities and warrants referred to under the caption "MD&A -- Certain Trends and Uncertainties -- Subordination of Common Stock to Series A Preferred Stock; Risk of Dilution; Anti-dilution Adjustments," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Fair Value of Financial Instruments -- The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

     However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments. The Company's carrying values of cash, marketable securities, accounts payable and accrued expenses are a reasonable approximation of their fair value.

     Since the Company has liquidated its Genta Europe subsidiary, the Company has no material currency exchange or interest rate risk exposure as of December 31, 2000. With the liquidation, there will be no ongoing exposure to material adverse effect on the Company's business, financial condition, or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               GENTA INCORPORATED
                      INDEX TO FINANCIAL STATEMENTS COVERED
                       BY REPORTS OF INDEPENDENT AUDITORS

Genta Incorporated
Reports of Independent Auditors................................................................................    33
Consolidated Balance Sheets at December 31, 1999 and 2000......................................................    34
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.....................    35
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000...........    36
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.....................    39
Notes to Consolidated Financial Statements.....................................................................    40
Genta Jago Technologies B.V.
Reports of Independent Auditors.................................................................................   59
Balance Sheets at December 31, 1998.............................................................................   60
Statements of Operations for the year ended December 31, 1998...................................................   61
Statement of Stockholders' Equity (Net Capital Deficiency) for the years ended December 31, 1998................   62
Statements of Cash Flows for the years ended December 31, 1998..................................................   63
Notes to Financial Statements...................................................................................   64

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Genta Incorporated

     We have audited the accompanying consolidated balance sheets of Genta Incorporated and its subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 7, 2001

                               GENTA INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,            DECEMBER 31,
                                                                                           ------------            ------------
                                     ASSETS                                                    1999                    2000
                                                                                               ----                    ----

Current assets:
   Cash and cash equivalents ...................................................          $  10,100,603           $  19,025,179
   Short term investments ......................................................                     --              31,174,041
   Notes receivable ............................................................              1,333,739               1,337,739
   Prepaid expenses and other current assets ...................................                 22,087                 424,686
                                                                                          -------------           -------------
Total current assets ...........................................................             11,456,429              52,208,271
                                                                                          -------------           -------------
Property and equipment, net ....................................................                 30,357                 758,220
Intangibles, net ...............................................................                576,904               2,922,989
Restrictive cash relating to office lease ......................................                     --                 246,626
Deposits and other assets ......................................................                164,500                  49,840
Prepaid royalties ..............................................................                     --               1,268,347
                                                                                          -------------           -------------
Total assets ...................................................................          $  12,228,190           $  57,207,667
                                                                                          =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................                414,965                 613,330
   Accrued compensation ........................................................                487,609                 225,006
   Accrued costs relating to new offices .......................................                     --                 194,659
   Accrued costs relating to clinical trials ...................................                     --                 834,088
   Accrued placement agent commission ..........................................                     --                 548,400
   Other accrued expenses ......................................................                544,728                 650,310
   Net liabilities of liquidated foreign subsidiary ............................                574,812                 574,812
                                                                                          -------------           -------------
Total current liabilities ......................................................              2,022,114               3,640,605
                                                                                          -------------           -------------

Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible preferred shares outstanding:
     Series A convertible preferred stock, $.001 par value;
       277,100 and 261,200 shares issued and outstanding at
       December 31, 1999 and December 31, 2000, respectively, liquidation
       value is $13,060,000 at December 31, 2000 ...............................                    277                     261
     Series D convertible preferred stock, $.001 par value; 123,451 and zero shares issued and outstanding at December 31, 1999 and December 31, 2000,
       respectively; all shares converted into common stock fiscal 2000 ........                    124                      --
   Common stock; $.001 par value; 95,000,000 shares authorized,
     25,456,437 and 51,085,375 shares issued and outstanding at
     December 31, 1999 and December 31, 2000, respectively .....................                 25,456                  51,085
   Additional paid-in capital ..................................................            146,862,374             206,451,331
   Accumulated deficit .........................................................           (139,497,618)           (151,948,771)
   Accrued dividends payable ...................................................              5,134,912                      --
   Deferred compensation .......................................................             (2,319,449)             (1,081,920)
   Other comprehensive income ..................................................                     --                  95,076
                                                                                          -------------           -------------
Total stockholders' equity .....................................................             10,206,076              53,567,062
                                                                                          -------------           -------------
Total liabilities and stockholders' equity .....................................          $  12,228,190           $  57,207,667
                                                                                          =============           =============


                            See accompanying notes.

                               GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------------
                                                                            1998                  1999                   2000
                                                                            ----                  ----                   ----

Revenues:
   Related party contract revenue ...........................          $     55,087           $         --           $         --
   Collaborative research and development ...................                50,000                     --                     --
   License revenue ..........................................                    --                     --                 16,666
   Royalty fees .............................................                    --                     --                  5,278
                                                                       ------------           ------------           ------------
                                                                            105,087                     --                 21,944

Costs and expenses:
   Research and development (1) .............................             2,113,544              4,204,912              6,829,683
   General and administrative (1) ...........................             3,868,212              4,053,880              3,323,471
   LBC settlement ...........................................               547,000                     --                     --
   Non-cash equity related compensation .....................               154,367              3,074,346              8,605,322
                                                                       ------------           ------------           ------------
                                                                          6,683,123             11,333,138             18,758,476
                                                                       ------------           ------------           ------------
Loss from operations ........................................            (6,578,036)           (11,333,138)           (18,736,532)
Equity in net (loss) income of
  joint venture .............................................              (131,719)             2,448,518                501,945
Net loss of liquidated foreign subsidiary ...................               (98,134)                    --                     --
Other income (expense):
   Interest income (net) ....................................               263,675                172,137                866,266
   Other expense ............................................              (301,587)              (149,027)                    --
   Gain on sale of marketable security ......................                    --                     --              4,917,168
                                                                       ------------           ------------           ------------
Net loss from continuing operations .........................            (6,845,801)            (8,861,510)           (12,451,153)
Loss from discontinued operations ...........................              (739,965)              (189,407)                    --
Gain on sale of discontinued operations .....................                    --              1,606,956                     --
                                                                       ------------           ------------           ------------
Net loss ....................................................            (7,585,766)            (7,443,961)           (12,451,153)
Dividends accrued on preferred stock ........................              (632,790)           (10,084,580)            (3,442,561)
                                                                       ------------           ------------           ------------
Net loss applicable to common shares ........................          $ (8,218,556)          $(17,528,541)          $(15,893,714)
                                                                       ============           ============           ============
Net (loss) income per share
  Continuing operations .....................................          $      (1.06)          $      (1.07)          $      (0.41)
  Discontinued operations ...................................                 (0.11)                  0.08                     --
                                                                       ------------           ------------           ------------
Net loss per common share ...................................          $      (1.17)          $      (0.99)          $      (0.41)
                                                                       ============           ============           ============
Shares used in computing net
 loss per common ............................................             7,000,191             17,783,516             38,659,057
                                                                       ============           ============           ============

(1) Excludes non-cash equity related compensation as follows:

  Research and development ..................................          $      2,410           $  1,128,931           $  1,481,213
  General and administrative ................................               151,957              1,945,415              7,124,109
                                                                       ------------           ------------           ------------
                                                                       $    154,367           $  3,074,346           $  8,605,322
                                                                       ============           ============           ============


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                               Convertible
                                             Preferred Stock                        Common Stock                 Additional
                                        -------------------------              -----------------------            Paid-in
                                        Shares             Amount              Shares           Amount            Capital
                                        ------             ------              ------           ------           ----------
BALANCE AT JANUARY 1,
 1998 .........................           683,595      $         684          5,712,363     $       5,712     $ 129,320,493
Issuance of common stock
 upon conversion of Series A
 convertible preferred stock
 and related accrued dividends             (9,000)                (9)            65,295                65            89,944
Issuance of common stock
 upon conversion of Series D
 convertible preferred stock ..           (43,874)               (44)         4,648,557             4,649            (4,605)
Shares and warrants issued in
 connection with legal
 settlement ...................             2,900                  3                 --                --           965,417
Deferred Compensation
 related to stock options .....                --                 --                 --                --           888,792
Amortization of deferred
 compensation .................                --                 --                 --                --                --
Dividends accrued on preferred
 stock ........................                --                 --                 --                --          (632,790)
Payment of dividend on Series
 D convertible preferred stock                 --                 --                 --                --           632,790
Net loss ......................                --                 --                 --                --                --
                                    -------------      -------------      -------------     -------------     -------------
BALANCE AT DECEMBER 31,
 1998 .........................           633,621      $         634         10,426,215     $      10,426     $ 131,260,041

Issuance of common stock
 upon conversion of Series A
 convertible preferred stock
 and related accrued dividends           (170,500)              (171)         1,366,388             1,366         1,641,805
Issuance of common stock
 upon conversion of Series D
 convertible preferred stock ..           (69,499)               (69)         7,552,118             7,552            (7,483)
Issuance of common stock in
 connection with a private
 placement, net of issuance
 costs of $1,071,756 ..........                --                 --          3,809,502             3,809        10,352,940
Issuance of common stock
 in connection with legal
 settlement ...................                --                 --             69,734                70           199,930
Dividends accrued on Series D
 preferred stock ..............                --                 --                 --                --        (7,677,413)



                                                           Accrued                               Other               Total
                                      Accumulated         Dividends          Deferred        Comprehensive      Stockholders'
                                        Deficit            Payable         Compensation          Income             Equity
                                      -----------         ---------        ------------      -------------      -------------
BALANCE AT JANUARY 1,
 1998 .........................     $(124,467,891)     $   4,566,000      $          --      $          --      $   9,424,998
Issuance of common stock
 upon conversion of Series A
 convertible preferred stock
 and related accrued dividends                 --            (90,000)                --                 --                 --
Issuance of common stock
 upon conversion of Series D
 convertible preferred stock ..                --                 --                 --                 --                 --
Shares and warrants issued in
 connection with legal
 settlement ...................                --                 --                 --                 --            965,420
Deferred Compensation
 related to stock options .....                --                 --           (888,792)                --                 --
Amortization of deferred
 compensation .................                --                 --            154,367                 --            154,367
Dividends accrued on  preferred
 stock ........................                --            632,790                 --                 --                 --
Payment of dividend on Series
 D convertible preferred stock.                --           (632,790)                --                 --                 --
Net loss ......................        (7,585,766)                --                 --                 --         (7,585,766)
                                    -------------      -------------      -------------      -------------      -------------
BALANCE AT DECEMBER 31,
 1998 .........................     $(132,053,657)     $   4,476,000      $    (734,425)     $          --      $   2,959,019

Issuance of common stock
 upon conversion of Series A
 convertible preferred stock
 and related accrued dividends                 --         (1,643,000)                --                 --                 --
Issuance of common stock
 upon conversion of Series D
 convertible preferred stock ..                --                 --                 --                 --                 --
Issuance of common stock in
 connection with a private
 placement, net of issuance
 costs of $1,071,756 ..........                --                 --                 --                 --         10,356,749
Issuance of common stock
 in connection with legal
 settlement ...................                --                 --                 --                 --            200,000
Dividends accrued on Series D
 preferred stock ..............                --          7,677,413                 --                 --                 --


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                               Convertible
                                             Preferred Stock                        Common Stock                 Additional
                                        -------------------------              -----------------------            Paid-in
                                        Shares             Amount              Shares           Amount            Capital
                                        ------             ------              ------           ------           ----------
Payment of dividends in
 common stock for Series
 A and D convertible preferred
 stock including cash for
 fractional shares ...........                --                 --          2,009,939              2,010         5,373,417
Issuance of Series D
 convertible preferred stock
 upon exercise of placement
 agency warrants .............             6,929                  7                 --                 --                (7)
Exercise of Class D warrants .                --                 --            178,541                179           166,574
Exercise of stock options ....                --                 --             44,000                 44            41,981
Deferred Compensation
 related to stock options ....                --                 --                 --                 --         4,659,370
Amortization of deferred
 compensation ................                --                 --                 --                 --                --
Preferred stock dividends
 accrued in connection with
 related party acquisition ...                --                 --                 --                 --          (572,495)
Payment of preferred stock
 dividends in connection with
 related party acquisition,
 including warrants and cash
 of $131,967 .................                --                 --                 --                 --           440,528
Preferred stock dividends
 accrued in connection with
 issuance of penalty warrants                 --                 --                 --                 --        (1,834,672)
Payment of preferred stock
 dividends in connection with
 issuance of penalty warrants.                --                 --                 --                 --         1,834,672
Issuance of stock options in
 connection with the sale of
 discontinued operation ......                --                 --                 --                 --           983,186
Net loss .....................                --                 --                 --                 --                --
                                   -------------      -------------      -------------      -------------     -------------
BALANCE AT DECEMBER 31,
 1999 ........................           400,551      $         401         25,456,437      $      25,456     $ 146,862,374
Issuance of common stock
 upon conversion of Series A
 convertible preferred stock
 and related accrued dividends           (15,900)               (16)           117,465                117              (101)



                                                           Accrued                               Other               Total
                                      Accumulated         Dividends          Deferred        Comprehensive      Stockholders'
                                        Deficit            Payable         Compensation          Income             Equity
                                      -----------         ---------        ------------      -------------      -------------
Payment of dividends in
 common stock for Series
 A and D convertible preferred
 stock including cash for
 fractional shares ...........                --         (5,375,501)                --                 --                (74)
Issuance of Series D
 convertible preferred stock
 upon exercise of placement
 agency warrants .............                --                 --                 --                 --                 --
Exercise of Class D warrants .                --                 --                 --                 --            166,753
Exercise of stock options ....                --                 --                 --                 --             42,025
Deferred Compensation
 related to stock options ....                --                 --         (4,659,370)                --                 --
Amortization of deferred
 compensation ................                --                 --          3,074,346                 --          3,074,346
Preferred stock dividends
 accrued in connection with
 related party acquisition ...                --            572,495                 --                 --                 --
Payment of preferred stock
 dividends in connection with
 related party acquisition,
 including warrants and cash
 of $131,967 .................                --           (572,495)                --                 --           (131,967)
Preferred stock dividends
 accrued in connection with
 issuance of penalty warrants.                --          1,834,672                 --                 --                 --
Payment of preferred stock
 dividends in connection with
 issuance of penalty warrants.                --         (1,834,672)                --                 --                 --
Issuance of stock options in
 connection with the sale of
 discontinued operation ......                --                 --                 --                 --            983,186
Net loss .....................        (7,443,961)                --                 --                 --         (7,443,961)
                                   -------------      -------------      -------------      -------------      -------------
BALANCE AT DECEMBER 31,
 1999 ........................     $(139,497,618)     $   5,134,912      $  (2,319,449)     $          --      $  10,206,076
Issuance of common stock
 upon conversion of Series A
 convertible preferred stock
 and related accrued dividends                                                                                            --


                            See accompanying notes.

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                  Convertible
                                                Preferred Stock                        Common Stock                 Additional
                                           -------------------------              -----------------------            Paid-in
                                           Shares             Amount              Shares           Amount            Capital
                                           ------             ------              ------           ------           ----------
Issuance of common stock
 upon conversion of Series D
 convertible preferred stock ....          (123,451)              (124)        14,369,433            14,369            (14,245)
Issuance of common stock in
 connection with two private
 placements, net of issuance
 costs of $2,548,116 ............                --                 --          6,447,813             6,448         40,027,627
Dividends accrued on Series D
 preferred stock ................                --                 --                 --                --         (3,442,561)
Payment of dividends in common
 stock for Series D convertible
 preferred stock including cash
 for fractional shares ..........                --                 --            953,028               953          8,576,499
Exercise of Class D warrants ....                --                 --          2,009,614             2,010          1,420,564
Reserve for unredeemed Class
 D warrants .....................                --                 --                 --                              (15,564)
Exercise of stock options .......                --                 --          1,335,114             1,335          1,849,112
Deferred Compensation
 related to stock options .......                --                 --                 --                --          7,367,793
Amortization of deferred
 compensation ...................                --                 --                 --                --                 --
Issuance of common stock in
 connection with rights to
 Relgen license agreement .......                --                 --             10,000                10             84,370
Issuance of common stock in
 connection with MBI asset
 purchase .......................                --                 --            376,471               377          2,399,626
Issuance of common stock to
 outside consultants in
 connection with the 1999 private
 placement ......................                --                 --             10,000                10             67,490
Comprehensive income related
 to available for sale securities
Unrealized gain related to change
 in market value on short-term
 investments ....................                --                 --                --                 --                 --
Value of shares to be issued
 to university related to license
 agreement ......................                --                 --                 --                --          1,268,347
Net loss ........................                --                 --                 --                --                 --
                                      -------------      -------------      -------------     -------------      -------------
BALANCE AT DECEMBER 31,
 2000 ...........................           261,200      $         261         51,085,375     $      51,085      $ 206,451,331
                                      =============      =============      =============     =============      =============

                                                             Accrued                               Other               Total
                                        Accumulated         Dividends          Deferred        Comprehensive      Stockholders'
                                          Deficit            Payable         Compensation          Income             Equity
                                        -----------         ---------        ------------      -------------      -------------

Issuance of common stock
 upon conversion of Series D
 convertible preferred stock ....                --                --                --                 --                 --
Issuance of common stock in
 connection with two private
 placements, net of issuance
 costs of $2,548,116 ............                --                --                --                 --         40,034,075
Dividends accrued on Series D
 preferred stock ................                --         3,442,561                --                 --                 --
Payment of dividends in common
 stock for Series D convertible
 preferred stock including cash
 for fractional shares ..........                --        (8,577,473)               --                 --                (21)
Exercise of Class D warrants ....                --                --                --                 --          1,422,574
Reserve for unredeemed Class
 D warrants .....................                --                --                --                 --            (15,564)
Exercise of stock options .......                --                --                --                 --          1,850,447
Deferred Compensation
 related to stock options .......                --                --        (7,367,793)                --                 --
Amortization of deferred
 compensation ...................                --                --         8,605,322                 --          8,605,322
Issuance of common stock in
 connection with rights to
 Relgen license agreement .......                --                --                --                 --             84,380
Issuance of common stock in
 connection with MBI asset
 purchase .......................                --                --                --                 --          2,400,003
Issuance of common stock to
 outside consultants in
 connection with the 1999 private
 placement ......................                --                --                --                 --             67,500
Comprehensive income related
 to available for sale securities                --                --                --             64,271             64,271
Unrealized gain related to change
 in market value on short-term
 investments ....................                --                --                --             30,805             30,805
Value of shares to be issued
 to university related to license
 agreement ......................                --                --                --                 --          1,268,347
Net loss ........................       (12,451,153)               --                --                 --        (12,451,153)
                                      -------------      ------------     -------------      -------------      -------------
BALANCE AT DECEMBER 31,
 2000 ...........................     $(151,948,771)     $         --     $  (1,081,920)     $      95,076      $  53,567,062
                                      =============      ============     =============      =============      =============

                            See accompanying notes.

                               GENTA INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      -----------------------------------------
                                                                                       1998              1999              2000
                                                                                       ----              ----              ----

OPERATING ACTIVITIES:
Net loss ....................................................................     $ (7,585,766)     $ (7,443,961)     $(12,451,153)
Items reflected in net loss not requiring cash: .............................
    Depreciation and amortization ...........................................          957,583           524,552           581,023
    Equity in net loss of joint venture .....................................          131,719        (2,448,518)               --
    Gain on sale of discontinued operations .................................               --        (1,606,956)               --
    Loss on disposal of fixed assets ........................................          340,808           149,026                --
    Loss on abandonment of patents ..........................................          576,544           523,786             7,457
    LBC settlement ..........................................................          547,000                --                --
    Non-cash equity related compensation ....................................          154,367         3,074,346         8,605,322
    Shares issued to consultants for services rendered.......................               --                --            67,500

   Changes in operating assets and liabilities:
      Accounts and notes receivable .........................................         (400,962)          352,410           (84,000)
      Inventories ...........................................................         (137,603)           (2,904)               --
      Prepaids and other assets .............................................         (382,166)          408,944          (287,939)
      Accounts payable, accrued expenses and other ..........................          268,278          (789,775)        1,634,061
      Deferred revenue ......................................................         (198,570)               --                --
                                                                                  ------------      ------------      ------------
Net cash used in operating activities .......................................       (5,728,768)       (7,259,050)       (1,927,729)

INVESTING ACTIVITIES:
    Purchase of available-for-sale short-term investments ...................       (1,882,290)         (501,400)      (33,374,589)
    Maturities of available-for-sale short-term investments .................        7,251,918         1,393,772         2,295,624
    Purchase of property and euipment .......................................         (303,556)          (37,983)         (778,051)
    Proceeds from sale of property and equipment ............................           57,686            66,087                --
    Principal payments received on notes receivable .........................               --           120,000            80,000
    Proceeds from sale of discontinued operations, net of expenses ..........               --         4,371,380                --
    Purchase of intangibles .................................................               --          (100,000)         (400,000)
    Acquisition of related party ............................................               --          (131,967)               --
    Letter of credit relating to office lease ...............................                                             (246,626)
    Loans receivable from joint venture .....................................          (51,754)               --                --
    Deposits and other ......................................................           37,575             5,069                --
                                                                                  ------------      ------------      ------------
Net cash provided (used in) by investing activities .........................        5,109,579         5,184,958       (32,423,642)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock for the private placement, net ...               --        10,356,749        40,034,075
    Issuance of common stock upon exercise of warrants and options ..........               --           208,778         3,241,872
    Proceeds from equipment conversion to lease .............................               --            51,827                --
                                                                                  ------------      ------------      ------------
Net cash provided by financing activities ...................................               --        10,617,354        43,275,947
(Decrease) increase in cash and cash equivalents ............................         (619,189)        8,543,262         8,924,576
Less cash at liquidated foreign subsidiary ..................................           (8,947)           (8,947)               --
Cash and cash equivalents at beginning of year ..............................        2,194,424         1,566,288        10,100,603
                                                                                  ------------      ------------      ------------
Cash and cash equivalents at end of year ....................................     $  1,566,288      $ 10,100,603      $ 19,025,179
                                                                                  ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...............................................................     $      8,661      $        173      $     35,864
                                                                                  ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrant dividend ............................................................          632,790                --                --
Preferred stock dividend accrued ............................................               --         7,677,413         3,442,561
Preferred stock dividend imputed on penalty warrants ........................               --         1,834,672                --
Common stock issued in payment of dividends on preferred stock ..............           90,000                --         8,577,473
Conversion of accrued expenses into paid in capital related to LBC settlement          418,417                --                --
Notes Receivable and accrued interest from sale of discontinued operations ..               --         1,253,739                --
Notes Receivable from sale of equipment .....................................               --           200,000                --
Dividends imputed in connection with related party acquisition ..............               --           440,528                --
Issuance of common stock in connection with legal settlement ................               --           200,000                --
Common stock issued in payment of patent portfolio ..........................               --                --         2,484,380
Income receivable on securities to be sold ..................................               --                --            64,272
Market value change on available-for-sale short-term investments.............               --                --            30,804
Stock warrants issued to placement agent ....................................               --                --           867,311
Common stock to be issued in payment of future royalties ....................               --                --         1,268,347


                            See accompanying notes.

                               GENTA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

     Genta Incorporated ("Genta" or the "Company") is an emerging biopharmaceutical company engaged in only one reportable segment, pharmaceutical
(drug) research and development. The Company's research efforts have been focused on the development of proprietary oligonucleotide pharmaceuticals intended to block or regulate the production of disease-related proteins at the genetic level. The Company had also manufactured and marketed specialty biochemicals and intermediate products to the in vitro diagnostic and pharmaceutical industries through its manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), until the Company entered into an Asset Purchase Agreement with Promega Corporation ("Promega") on March 19, 1999, which closed on May 10, 1999. Accordingly, JBL is presented as a discontinued operation (see Note 2). The Company also has a 50% equity interest in a drug delivery system joint venture with SkyePharma, PLC ("SkyePharma," formerly with Jagotec AG ("Jagotec")), Genta Jago Technologies B.V. ("Genta Jago"), established to develop oral controlled-release drugs. On March 4, 1999, Genta and SkyePharma, entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations. In August 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), who developed a proprietary series of compounds that act to inhibit the growth of prostate cancer cells. In April 2000, the Company entered into an asset purchase agreement with Relgen LLC, a privately held corporation and a related party of Genta, in which the Company acquired all assets, rights and technology to a portfolio of gallium containing compounds, including Ganite(TM).

     The Company has had recurring operating losses since inception, and management expects that they will continue for the next several years. Management's plans for funding future losses included the recent fundings from two private placements of common stock of $14.6 million and $28.9 million , which closed on September 28, 2000 and November 10, 2000, respectively. Although no assurances can be given, management believes that at the current rate of spending, the Company will have sufficient cash funds to maintain its present operations into the second quarter of 2002.

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

   Principles of Consolidation

     During 1998, the Company deconsolidated its European subsidiary, Genta Pharmaceuticals Europe, S.A. ("Genta Europe"), based in Marseilles, France, pursuant to a filing for "Cessation of Payment". As a result, the Company has recorded all remaining net liabilities of Genta Europe at their estimated liquidation value as of December 31, 1998, 1999 and 2000. During 1999, the Company closed on an Asset Purchase Agreement whereby the Company's wholly owned subsidiary JBL was sold to Promega Biosciences, Inc ("Promega"). Accordingly, JBL is presented as a discontinued operation in, 1998 and 1999. In August 1999, the Company acquired Androgenics in a transaction accounted for as a transfer of assets between companies under common control. The financial position and results of operations of Androgenics are reflected in the consolidated financial statements included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Investment in Joint Venture

     The Company has a 50% ownership interest in a joint venture, Genta Jago, a Netherlands corporation. The investment in joint venture is accounted for under the equity method (Note 5).

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

   Revenue Recognition

     Revenue from JBL product sales were recognized upon shipment. As a result of the Company's sale of JBL, all product sales are reported in discontinued operations.

     Collaborative research and development revenues, including related party contract revenues, are recorded as earned, generally ratably, as research and development activities are performed under the terms of the contracts. Royalty revenues from license arrangements are recognized when earned.

     In 2000, the Company entered into two worldwide non-exclusive license agreements. Both license agreements have initial terms which expire in 2010 and include upfront payments in cash, annual licensing fee payments for the next two years and future royalties on product sales. The Company's policy is to recognize revenues under these arrangements when delivery has occurred or services have been rendered, persuasive evidence of an arrangement exists, the fee has been determined to be fixed and determinable and collectibility is reasonably assured. Since each of the aforementioned licensing arrangements have payment terms extending beyond one year, such fees are not considered fixed or determinable and therefore the Company recognizes licensing revenues as payments become due.

   Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents consisted entirely of money market funds. Marketable short-term investments consisted primarily of corporate notes, all of which are classified as available-for-sale marketable securities. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. The estimated fair value of each marketable security has been compared to its cost, and therefore, an unrealized gain of approximately $31,000 has been recognized in comprehensive income at December 31, 2000.

     The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities in the consolidated balance sheet is as follows:

                                                                                     Gross           Gross
DECEMBER 31, 2000                                                                  unrealized      unrealized        Estimated
                                                               Amortized costs       gains           losses          fair value
                                                               ---------------     ----------      ----------       -----------
Corporate debt securities ...............................       $31,078,965          $30,805          $    --       $31,109,770
Equity securities .......................................                --           64,271               --            64,271
                                                                -----------          -------          -------       -----------
                                                                $31,078,965          $95,076          $    --       $31,174,041
                                                                ===========          =======          =======       ===========


     The fair value of corporate debt securities at December 31, 2000, by contractual maturity, is as follows:

        Due in one year or less....................  $18,900,241
        Due after one year.........................   12,273,800
                                                     -----------
                                                     $31,174,041
                                                     ===========

     There were no available-for-sale marketable securities at December 31, 1999.

     The Company invests its excess cash primarily in debt instruments of domestic corporations with "AA" or greater credit ratings as defined by Standard & Poors. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses on its cash equivalents or short-term investments.

   Property and Equipment

     Property and equipment is stated at cost and depreciated over the estimated useful lives, ranging from three to five years, of the assets using the straight-line method. Included in property and equipment, are costs for leasehold improvements incurred in the renovation of the Company's current offices. These costs are being depreciated over five years, the life of the lease. The Company's policy is to evaluate the appropriateness of the carrying value of the undepreciated value of the long-lived assets on the basis of estimated future cash flows (undiscounted) and other factors.

   Intangible Assets

     Intangible assets, consisting primarily of licensed technology and capitalized patent costs, are amortized using the straight-line method over their estimated useful lives. The Company's policy is to evaluate the appropriateness of the carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these intangible assets, such impairment would be recognized by a write-down of the applicable assets. The Company evaluates, each financial reporting period, the continuing value of patents and patent applications. Through this evaluation, the Company may elect to continue to maintain these patents, seek to out-license them, or abandon them. As a result of such evaluation, the Company recorded charges to general and administrative expenses of, $577,000, $523,400 and $7,500 in 1998, 1999 and 2000, respectively, for specific capitalized patents no longer related to the research and development efforts of the Company.

   Prepaid Royalties

     In December 2000, the Company recorded $1.3 million as the fair value for its commitment to issue 162,338 shares of common stock to a major university as consideration for an amendment to a license agreement initially executed on August 1, 1991, concerning antisense technology licensed by such university. The Company will amortize the prepaid royalties upon the commercialization of Genasense, the Company's leading antisense drug, through the term of the arrangement which expires twelve years from the date of first commercial sale.

   Dividends

     The number of shares of common stock issued in payment of dividends on Series A Convertible Preferred Stock were based on the fair market value of such shares of common stock on the date the dividends became due. Dividends on Series D Convertible Preferred Stock were paid in shares of common stock, and were based on the fair market value of such shares on the date the dividends were paid. As a result of the mandatory conversion of Series D Convertible Preferred Stock in June 2000, no dividends were required to be paid beyond January 29, 2000.

   Income Taxes

     The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

     The Company records valuation allowances against net deferred tax assets,if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

   Research and Development

     Research and development costs are expensed as incurred. Costs related to the purchase of raw materials required to manufacture our drugs for clinical trials, are expensed upon verification that the end-product manufactured drugs have passed strict quality control measures.

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

     Under APB No. 25, deferred compensation is recorded for the excess of the fair value of the stock on the measurement date (which is the later of the date of the option grant or the date of stockholder approval of options available for grant), over the exercise price of the option (intrinsic value method). The deferred compensation is amortized over the vesting period of the option.

     The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method provided for in SFAS No. 123 and Emerging Issues Task Force ("EITF"), Issue No. 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   Net Loss Per Common Share

     Basic earnings per share are based upon the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible preferred stock outstanding.

     Net loss per common share for the years ended December 31, 1998, 1999 and 2000 is based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock, of 51,381,265, 45,086,254 and 28,298,352, in 1998, 1999, and 2000, respectively, have not been included in the calculation of the net loss per common share as their effect is antidilutive. Net loss per common share is based on net loss adjusted for imputed and accrued dividends on preferred stock.

   Comprehensive Loss

     The Company has no other components of comprehensive loss which is considered to be material.

   Recently Issued Accounting Standards

     In March 2000, the FASB issued interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Opinion No. APB 25". FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(iii) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 and after January 12, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has reviewed these criteria and believes its policies for revenue recognition to be in accordance with SAB No. 101.

     In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of SFAS No. 133." SFAS No. 133, as amended, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement SFAS No. 133, as amended, in the first quarter of 2001. At December 31, 2000, we did not have any derivative instruments that would result in a transition adjustment upon the adoption of this standard on January 1, 2001.

2.   DISCONTINUED OPERATIONS

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

     Additionally, in connection with the sale of JBL's business and pursuant to a lease termination agreement, the Company granted stock options to acquire 450,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), to the owners of the building previously leased to JBL, some of whom were employees of JBL. Those options have been accounted for pursuant to the Black-Scholes option pricing model and have an approximate value of $1.0 million and have been charged against the gain on the sale of JBL. In addition, there were 246,000 options granted to former employees of JBL upon the closing of the sale of JBL's business in connection with an ongoing service arrangement between Promega and the Company. These options were granted at an exercise price of $2.03 per share with a one year vesting period and will expire two years after the date of grant. The fair value of these options amounting to $1.7 million has been charged to continuing operations in the amount of $757,000 and $948,000 for the years ended December 31, 1999 and 2000, respectively.

     As a result of the sale of JBL's business, the Company's specialty biochemical manufacturing segment, JBL, has been presented as discontinued operations for all periods presented. The assets and liabilities relating to the discontinued operations are included in net assets of discontinued operations in the consolidated balance sheet at December 31, 1998 and have been charged to gain on sale of JBL as of May 10, 1999. The results of operations for the discontinued segment are included in discontinued operations in the consolidated statements of operations for the year ended December 31, 1998 and for the period January 1, 1999 through the Measurement Date, March 19, 1999. Losses incurred by JBL from the Measurement Date through the Disposal Date have been deferred and charged to gain on sale of JBL.

     Net assets of discontinued operations consisted of the following:

                                                       MAY 10, 1999
                                                       ------------

Accounts receivable, net ....................          $   479,608
Inventories, net ............................              966,515
Property and equipment, net..................              605,364
Other assets ................................              947,125
Liabilities .................................             (546,171)
                                                       -----------
          Total .............................          $ 2,452,441
                                                       ===========

     Results of discontinued operations consisted of the following:

                                                                                         YEAR ENDED           PERIOD FROM
                                                                                          DECEMBER          JANUARY 1, 1999
                                                                                          31,1998           TO MAY 10, 1999
                                                                                         ----------         ---------------
Product sales ................................................................          $ 5,346,795           $ 1,718,721
Operating expenses ...........................................................           (6,087,565)           (2,051,720)
Other income (expense) .......................................................                  805                (3,835)
Losses from March 19, 1999 through May 10, 1999 charged to Gain on Sale of JBL                   --               147,427
                                                                                        -----------           -----------
Loss .........................................................................          $  (739,965)          $  (189,407)
                                                                                        ===========           ===========

3.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                           ESTIMATED                 DECEMBER 31,
                                                           ---------          -------------------------
                                                          USEFUL LIVES        1999                 2000
                                                          ------------        ----                 ----

Computer equipment ...................................          3           $  30,538           $ 124,227
Software .............................................          3               6,932              26,158
Leasehold improvements ................................         5                  --             384,489
Furniture and fixtures ................................         5              11,731             292,378
                                                                            ---------           ---------
                                                                               49,201             827,252
Less accumulated depreciation and amortization.........                       (18,844)            (69,032)
                                                                            ---------           ---------
     Total ............................................                     $  30,357           $ 758,220
                                                                            =========           =========

4.   NOTES RECEIVABLE

     The Company accepted a $1.2 million promissory note (accruing 7% annual interest rate) (the "JBL Note") from Promega as part of the sale price of JBL (see Note 2). The principal of the note and accrued interest was due and payable as follows: $700,000 plus interest is due on June 30, 2000 and $500,000 plus interest is due on the later of June 30, 2000 or the Environmental Compliance Date as defined in the JBL Agreement (see Note 2). Accrued interest due the Company was $53,700 and $137,700 at December 31, 1999 and 2000, respectively. As of December 31, 2000, the JBL Note has not been collected as a result of the pending litigation between Genta and Promega relating to the sale of JBL.

     The Company's management believes they will prevail with respect to this matter and anticipates settlement of the $1.2 million promissory note and related interest within one year from the December 31, 2000 balance sheet date, although there can be no assurance that the Company will be successful in pursuing this claim, nor that the Company will not incur material costs and/or that losses may occur in relation to this claim. Consequently, the Company continues to include the principal and related accrued interest on such note as a current asset as of December 31, 2000 (As further explained in Note 12).

     The Company also accepted a non-interest bearing promissory note in May 1999 from HealthStar, Inc. in the amount of $200,000 for the sale of equipment to be paid in 10 equal monthly installments. All amounts due relating to this promissory note have been paid as of December 31, 2000.

5.   GENTA JAGO JOINT VENTURE

     As previously mentioned, the Company has had a 50% ownership interest in Genta Jago since 1992. However, beginning in 1996 and through the first quarter of 1999, the Company has significantly reduced its involvement in Genta Jago. On March 4, 1999, Genta and SkyePharma, PLC ("SkyePharma" formerly with Jagotec AG ("Jagotec") which was acquired by SkyePharma), on behalf of itself and its affiliates, entered into an interim agreement (the "Interim Agreement") pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for substantially all of the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. As a result of the interim JV agreement, the Company wrote off its liability relative to the Company's recorded deficit in the joint venture and, as such, recorded a gain of approximately $2.3 million in the year ended December 31, 1999. Accordingly, during 1999, Genta Jago recorded an extraordinary gain for its extinguishment of debt payable to Genta approximating $21.2 million. Pursuant to the Interim Agreement, in the first quarter of 2000, the Company received $689,500 from SkyePharma as a royalty payment based on SkyePharma's agreement with Elan Corporation, for the sale of Naproxen, of which $187,500 and $502,000 was recorded, net of expenses in equity in net income of joint venture in 1999 and 2000, respectively. The following represents a history of the formation, activities and accounting of Genta Jago.

     In 1992, Genta and Jagotec AG ("Jagotec") determined to enter into a joint venture (Genta Jago). Genta originally contributed $4 million in cash to Genta Jago as well as the rights to apply its antisense oligonucleotide technology to six products. Genta issued 120,000 shares of common stock valued at $7.2 million to Jagotec and its affiliates in 1992 as consideration for its interest in Genta Jago and to license certain technologies.

     From 1992 through December 31, 1998, the Company provided funding to Genta Jago pursuant to a working capital loan agreement, which expired in October 1998. Since Genta was contractually obligated to fund 100% of Genta Jago losses, the Company recorded all of the net losses incurred by Genta Jago as a reduction of the Company's investment in joint venture or loans receivable from joint venture, to the extent that Genta Jago's net losses exceeded the Company's investment, creating a liability on the Company's financial statements.

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

     Additionally, under terms of the joint venture, Genta Jago contracted with the Company to conduct research and development and provide certain other services. Revenues associated with providing such services totaled, $55,000 for the year ended December 31, 1998. No such services have been provided after December 31, 1998, and no such services are expected to be provided in the future. Terms of the arrangement also granted the Company an option to purchase Jagotec's interest in Genta Jago exercisable from December 31, 1998 through December 31, 2000. The Company did not exercise this option.

     Unaudited condensed financial information for Genta Jago is set forth below.

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                    1999            2000
                                                                    ----            ----

BALANCE SHEET DATA:
  Receivables under collaboration agreements...........          $ 1,000,000       $      --
  Other current assets ................................                9,500              --
                                                                 -----------       ---------
  Total current assets ................................            1,009,500              --
  Other assets ........................................                   --              --
                                                                 -----------       ---------
Total assets ..........................................          $ 1,009,500       $      --
                                                                 ===========       =========
  Current liabilities .................................              902,800          95,800
  Payable to Genta ....................................              187,500              --
  Net capital deficiency ..............................              (80,800)        (95,800)
                                                                 -----------       ---------
Total liabilities and capital deficiency ..............          $ 1,009,500       $      --
                                                                 ===========       =========



                                                                                     YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                          1998                   1999             2000
                                                                          ----                   ----             ----
STATEMENTS OF OPERATIONS DATA:
Collaborative research and development revenues .............          $ 2,162,000           $ 1,000,000       $1,004,000
Costs and expenses ..........................................            2,112,000               473,000            9,500
                                                                       -----------           -----------       ----------
Income from operations ......................................               50,000               527,000          994,500
Interest expense to Genta, net of interest income............           (1,314,000)                   --               --
Extraordinary items - extinguishment of debt ................                   --            21,228,600               --
                                                                       -----------           -----------       ----------
Net (loss)/income ...........................................          $(1,264,000)          $21,755,600       $  994,500
                                                                       ===========           ===========       ==========

     Financials for the year ended December 31, 2000, were unavailable. The numbers above are management's best estimate.

6.   INTANGIBLES

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

     In April 2000, the Company entered into an asset purchase agreement with Relgen LLC, a privately held corporation and a related party of Genta, in which the Company acquired all assets, rights and technology to a portfolio of gallium containing compounds, in exchange for 10,000 shares of common stock, valued at $84,000, which is included in intangible assets and will be amortized over five years.

    Intangibles consist of the following:

                                                                    DECEMBER 31,
                                                                    ------------

                                                               1999                  2000
                                                               ----                  ----

Patent and patent applications...................          $ 1,429,523           $ 3,952,437
Other amortizable costs .........................               86,935                86,935
                                                           -----------           -----------
                                                             1,516,458             4,039,372
Less accumulated amortization ...................             (939,554)           (1,116,383)
                                                           -----------           -----------
                                                           $   576,904           $ 2,922,989
                                                           ===========           ===========

     During 2000, the Company wrote-off $361,466 of fully amortized patents.

7.   PREPAID ROYALTIES

     In December 2000, the Company recorded $1.3 million as the fair value for its commitment to issue 162,338 shares of common stock to a major university as consideration for an amendment to a license agreement initially executed on August 1, 1991, concerning antisense technology licensed by such university. These shares were issued in the first quarter of 2001. The Company will amortize the prepaid royalties upon commercialization of Genasense, the Company's leading antisense drug, through the term of the arrangement which expires twelve years from the date of first commercial sale.

8.   OPERATING LEASES

     In February 2000, the Company received notice of lease cancellation by the overtenant, at their prior offices in Lexington, Massachusetts, effective August 31, 2000. The Company signed a five-year lease agreement for 12,807 square feet of office space in Berkeley Heights, New Jersey, effective November 1, 2000. At the end of the initial lease term, the Company has the option to renew this lease for an additional five years at the then prevailing market rental rate. Total rent expense under Genta operating leases for the years ended December 31, 1998, 1999 and 2000 was, $57,000, $42,000 and $98,900, respectively. Rent expense for the discontinued operations of JBL was approximately $428,000 in 1998. The JBL facilities were leased from its prior owners, who include an executive officer and other stockholders of the Company.

     The lessor of the Company's current office space in Berkeley Heights, NJ, required the Company to obtain a letter of credit relating to the lease of this office space. As required, the Company obtained such letter of credit and has included, approximately $247,000, as restricted cash relating to the required letter of credit. The Company anticipates that this letter of credit will not be required due to the Company's current cash position resulting from the two private placements completed in fiscal 2000.

     Future minimum obligations under operating leases at December 31, 2000 are as follows:

                                         Operating
                                          Leases

 2001                                   $  353,871
 2002                                      356,235
 2003                                      356,235
 2004                                      356,235
 2005                                      299,678
 Thereafter                                  2,364
                                        ----------
                                        $1,724,618
                                        ==========

9.   STOCKHOLDERS' EQUITY

   Common Stock

     On January 12, 2000, the Board of Directors approved an amendment to increase the authorized common stock to 95,000,000 shares from 65,000,000. This amendment was approved by shareholders at the May 9, 2000 annual meeting of stockholders. As of December 31, 2000, the Company has issued and outstanding 51,085,375 shares.

     In December 2000, the Company recorded $1.3 million as the fair value for its commitment to issue 162,338 shares of common stock to a major university as consideration for an amendment to a license agreement initially executed on August 1, 1991, concerning antisense technology licensed by such university. The amendment provided for a reduction in the royalty percentage rate to be paid to the university based on the volume of sales of the Company's products containing the anitsense technology licensed from such university. These shares were issued in the first quarter of 2001.

     In November 2000, the Company received gross proceeds of approximately $28.9 million (approximately $26.9 million net of placement costs) through the private placement of 4,285,112 shares of its common stock. The placement agents, one a related party shareholder, received cash commissions equal to 7.0% of the gross sales price.

     In September 2000, the Company received gross proceeds of approximately $14.6 million (approximately $13.7 million, net of placement costs) through the private placement of 2,162,700 shares of its common stock. The placement agent received cash commissions equal to 7.0% of the gross sales price. In connection with the financing, 135,639 warrants were issued to the placement agent. The value of such warrants of $867,000 were considered part of the cost of the placement. In addition, 20,641 penalty warrants were issued as a result of not filing the registration statement with the SEC within the prescribed 30 day period after closing.

     In May 2000, the Company entered into a worldwide licensing arrangement for a broad portfolio of patents and technologies that relate to antisense for therapeutic and diagnostic applications. The arrangement includes grants of both exclusive and non-exclusive rights from the licensor to Genta on a royalty-free basis in return for cash and shares of common stock.

     In April 2000, the Company entered into an asset purchase agreement with a privately held corporation and a related party of Genta, in which the Company acquired all assets, rights and technology to a portfolio of gallium containing compounds, known as Ganite(TM), in exchange for 10,000 shares of common stock, valued at $84,000. These compounds are used to treat cancer-related hypercalcemia.

     In December 1999, the Company received gross proceeds of approximately $11.4 million (approximately $10.4 million net of placement costs) through the private placement of 114 units (the "1999 Private Placement"). Each unit sold in the 1999 Private Placement consisted of (i) 33,333 shares of common stock, par value $.001 per share ("common stock"), and (ii) warrants to purchase 8,333 shares of the Company's common stock at any time prior to the fifth anniversary of the final closing (the "Warrants"). The Warrants are convertible at the option of the holder into shares of common stock at an initial conversion rate equal to the market price of $4.83 per share (subject to antidilution adjustment). There were a total of 3,809,502 shares of common stock and 952,388 Warrants issued in connection with the 1999 Private Placement. The placement agent, a related party, received cash commissions equal to 7.5% of the gross sales price, reimbursable expenses up to $125,000 and warrants (the "Placement Warrants") to purchase up to 10% of the units sold in the private placement for 110% of the offering price per Unit. (See Warrants below for Placement Agency Warrants). In fiscal 2000, 57,147 penalty warrants were issued to the December 1999 investors, as a result of the SEC not declaring the registration statement effective within the prescribed 120 day period after closing.

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

     On March 24, 1999, the Company agreed to grant 50,000 shares of common stock to Georgetown University (the "University") as consideration for services to be performed pursuant to a clinical trials agreement. (the "Agreement"). According to the terms of the Agreement, the University is performing studies of the Company's leading antisense drug, Genasense, on 24 patients, commencing April 20, 1999. According to the terms of the grant, Genta is to issue 25,000 of the shares to the University upon the completion of the first 12 patient studies, with the remaining shares to be issued upon the completion of the remaining patients. During 2000, the first 12 patient studies were completed. Accordingly, the estimated fair value of these shares of $362,500, which was included as a charge to non-cash equity related compensation in the amounts of $147,500 and $215,000 in 1999 and 2000 respectively.

     On April 4, 1997, the Board of Directors authorized, and the Shareholders approved, a ten for one reverse stock split. All share and per share amounts and stock option data have been restated to reflect the stock split retroactively.

   Preferred Stock

     The Company has authorized 5,000,000 shares of preferred stock. The Company has issued and outstanding 261,200 shares of Series A Convertible Preferred Stock as of December 31, 2000. Previously, the Company's authorized, issued, and outstanding Series B and Series C Preferred Stock were converted in their entirety into shares of common stock during 1996 and 1997, respectively, and have since been retired. There are no accrued dividends nor any outstanding warrants relating to the Series B and Series C Preferred Stock at December 31, 1999 and 2000. In 1999, the Board of Directors of the Company and certain holders of common stock, Series A and D Preferred Stock approved, in accordance with Delaware law, an amendment to the Company's Restated Certificate of Incorporation to remove the "Fundamental Change" redemption right. The Company has formally amended its Restated Certificate of Incorporation after the expiration of the 20-day period provided for in Rule 14c-5 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

   Series D Preferred Stock

   History

     In June 1997, the Company received gross proceeds of approximately $16.2 million (approximately $14 million net of placement costs) through the private placement of 161.58 Premium Preferred Units(TM). Each unit sold in the private placement consisted of (i) 1,000 shares of Premium Preferred Stock(TM), par value $.001 per share, stated value $100 per share (the "Series D Preferred Stock"), and (ii) warrants to purchase 5,000 shares of the Company's common stock, (the "Class D Warrants") at any time prior to the fifth anniversary of the final closing (the "Class D Warrants").

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

     On March 27, 2000, the Board of Directors approved the mandatory conversion of all Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred Stock"), and the mandatory redemption of all outstanding Class D Warrants. As of December 31, 2000, as a result of the conversion of the Series D Preferred Stock, the Company issued approximately 14.4 million shares of common stock. The Company realized approximately $1.4 million from the exercise of the Class D Warrants and issued 2,009,614 shares of common stock. The Company will redeem the remaining 155,640 Class D Warrants, which have not been exercised prior to the redemption date, at $0.10 per warrant for approximately $15,600. The Company has not accrued dividends since the January 29, 2000 dividend date due to the mandatory conversion of the Series D Preferred Stock.

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

    Series D Preferred Stock Rights and Preferences

     The Series D Preferred Stock began earning dividends, payable in shares of the Company's common stock, at the rate of 10% per annum, based on a stated value of $140 per share, subsequent to the new Reset Date of January 29, 1999. In calculating the number of shares of common stock to be paid with respect to each dividend, each share of common stock shall be deemed to have the value of the Conversion Price at the time such dividend is paid. The Company was restricted from paying cash dividends on common stock until such time as all cumulative dividends on outstanding shares of Series D Preferred Stock had been paid. Additionally, the Company could not declare a dividend to its common stockholders until such time that a special dividend of $140 per share has been paid on the Series D Preferred Stock. The Company issued 924,519 and 953,000 shares of common stock as payment of dividends in 1999 and 2000, respectively. Accordingly, the Company provided dividends for $2.5 million and $5.1 million for the years ended December 31, 1999 and 2000, respectively, based on the fair value of the common stock. As a result of the Mandatory Conversion of Series D Preferred Stock in June 2000, no further dividends are required to be paid.

    Series A Preferred Stock

    History

     In October 1993, the Company completed the sale of 600,000 shares of Series A Preferred Stock in a private placement of units consisting of (i) one share of Series A Preferred Stock and (ii) one warrant to acquire one share of common stock, sold at an aggregate price of $50 per unit.

    Series A Preferred Stock Rights and Preferences

     Each share of Series A Preferred Stock is immediately convertible, into shares of the Company's common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of December 31, 1999 and 2000, each share of Series A Preferred Stock was convertible into 7.3825 and 7.3967 shares of common stock, respectively.

     Terms of the Company's Series A Preferred Stock required the payment of dividends annually in amounts ranging from $3 per share per annum for the first year to $4 per share in the second year to $5 per share per annum in the third and fourth years, payable in cash or in shares of common stock at the option of the Company's Board of Directors. To the extent that the dividend is paid by issuing shares of common stock, the number of shares to be issued is equal to the amount that such dividend is payable in cash divided by the fair market value of a share of common stock as of the date on which the dividend is paid. Dividends were paid in common stock in September 1996, for the first and second year, pursuant to these terms. As 1998 represented the fifth year of the Series A Preferred Stock, no further dividends were accrued. During 1999, the Company issued 1,085,420 shares of common stock to Series A Preferred Stockholders in payment of accrued dividends for the third and fourth year.

     In the event of a liquidation of the Company, the holders of the Series A Preferred Stock are entitled to a liquidation preference equal to $50 per share.

   Warrants

     In May 1995, the Company issued a five-year warrant to purchase 23,525 shares of common stock at an exercise price of $17.00 per share in connection with a private placement of common stock. Also in May 1995, five year warrants to purchase an aggregate of 24,731 shares of common stock at exercise prices ranging from $19.40 to $21.30 per share were issued to two equipment financing companies. These warrants expired in May 2000.

     In October 1996, the Company issued a five-year warrant to purchase 37,512 shares of common stock at an exercise price of $13.20 per share to a patent law firm, in exchange for legal services. Also in October 1996, the Company issued a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $15.00 per share in connection with convertible debentures issued in September 1996. As of December 31, 2000, none of these warrants have been exercised.

     In connection with $3.0 million of convertible notes issued in February 1997, the Company issued warrants to purchase 6.4 million shares of common stock at $0.471875 per share (subject to antidilution adjustments of 1.7 million shares). As of December 31, 2000, 8,084,074 of these warrants were outstanding.

     In June 1997, in connection with the issuance of the Premium Preferred Units, the placement agent received warrants (the "Placement Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. Furthermore, the Company had entered into a financial advisory agreement with the placement agent pursuant to which the financial advisor received certain cash fees and has received warrants (the "Advisory Warrants") to purchase up to 15% of the Units sold in the Private Placement for 110% of the offering price per Unit. This financial advisory agreement terminated in June 1999. As of December 31, 2000, 670,957 and 239,242 have been exercised in 1999 and 2000, respectively. The Placement Warrants and the Advisory Warrants expire on June 29, 2007.

     On March 27, 2000, the Board of Directors approved the mandatory redemption of all outstanding Class D Warrants. As of December 31, 2000, as a result of the conversion, the Company realized approximately $1.4 million from the exercise of the Class D Warrants and issued 2,009,614 shares of common stock. The Company will redeem the remaining 155,640 Class D Warrants, which have not been exercised prior to the redemption date, at $0.10 per warrant for approximately $15,600.

     On August 6, 1999, the Company issued warrants to purchase 105,000 shares of common stock, at prices ranging from $1.62 to $2.25 per share, to two consultants to the Company for management consulting services previously provided. The fair market value of these warrants, approximately, $200,000, were included as a charge to non-cash equity related compensation in 1999. As of December 31, 2000, all of these warrants have been exercised.

     On August 30 1999, the Company acquired Androgenics Technologies, Inc. ("Androgenics"), a wholly owned entity of the Company's majority stockholder. As consideration for the acquisition, the Company paid $132,000 in cash (including reimbursements of pre-closing expenses and on-going research funding) and issued warrants (with exercise prices ranging from $1.25 to $2.50 per share) to purchase an aggregate of 1,000,000 shares of common stock, 90% of which will not become exercisable until the successful conclusion of certain development milestones, ranging from the initial clinical patient trial through the submission of an application for marketing authorization. The acquisition was accounted for as a transfer of interest between companies under common control. The cash and warrants were issued in exchange for 100% of the shares of Androgenics and licensed technology and the assumption of a research and development agreement with the University of Maryland, Baltimore. The 1,000,000 warrants were accounted for as a deemed distribution based on their fair value of $440,500. The assets and liabilities of Androgenics, as of December 31, 1999 and the results of its operations for the year then ended are immaterial. As of December 31, 2000, none of the above mentioned milestones have been met.

     On November 5, 1999, the Company issued to the Aries Funds 550,000 Bridge Warrants in full settlement of the Company's obligation under a 1997 note and warrant purchase agreement. The settlement of this obligation has been accounted for as a capital distribution, since the Aries Funds are a shareholder of the Company. Accordingly, these warrants have been accounted for at their fair value of $1.8 million and are included in accrued dividends at December 31, 1999. As of December 31, 2000, none of these warrants had been exercised.

     In connection with the 1999 Private Placement, the placement agent, a related party shareholder, received warrants (the "Related Party Warrants") to purchase up to 10% of the Units sold in the Private Placement for 110% of the offering price per Unit. The Related Party Warrants expire on December 23, 2004. The Related Party Warrants have a fair value at the time of their issuance approximating $1,376,500, resulting in no net effect to the Company's stockholders' equity. Also, in connection with the 1999 Private Placement, 57,147 penalty warrants were issued in fiscal 2001, as a result of the SEC not declaring the registration statement effective within the prescribed 120 day period after closing.

     In connection with the September 2000 financing, 135,639 warrants were issued to the placement agent. The value of such warrants of $867,000 were considered part of the cost of the placement. In addition, 20,641 penalty warrants were issued as a result of not filing the registration statement with the SEC within the prescribed 30 day period after closing.

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

Grants to Employees and Directors- 1991 Plan

     In 1998, the Company granted 100,000 non-statutory options with an exercise price below the market value of the Company's stock on the grant date. The Company recognized total deferred compensation expense of $131,970 attributable to the intrinsic value of the options, of which $31,408 and $100,562 was included as a charge to non-cash equity related compensation in 1998 and 1999 respectively, and fully amortized at December 31, 1999.

     Information with respect to the Company's 1991 Stock Plan is as follows:

                                                         WEIGHTED
                                                         AVERAGE
1991 PLAN                            SHARES UNDER     EXERCISE PRICE
- ---------                              OPTION           PER SHARE
                                     ------------     --------------

BALANCE AT DECEMBER 31, 1997........   122,912           $ 22.90
  Granted ..........................   100,000              3.00
  Exercised ........................        --                --
  Canceled .........................   (88,674)            24.75
                                      --------           -------
BALANCE AT DECEMBER 31, 1998........   134,238              6.85
  Granted ..........................        --                --
  Exercised ........................        --                --
  Canceled .........................   (26,670)            17.55
                                      --------           -------
BALANCE AT DECEMBER 31, 1999........   107,568              4.20
  Granted ..........................        --                --
  Exercised ........................        --                --
  Canceled .........................      (180)            20.21
                                      --------           -------
BALANCE AT DECEMBER 31, 2000........   107,388           $  4.18
                                      ========           =======

     At December 31, 2000, all of these outstanding stock options were exercisable and 171,126 shares of common stock were available for grant or sale under the Plan.

   1998 Plan

     Pursuant to the Company's 1998 Stock Plan (the "1998 Plan"), 11,000,000 shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Options may be designated as incentive stock options or non-statutory stock options; however, incentive stock options may be granted only to employees of the Company. Options under the 1998 Plan have a term of up to 10 years and must be granted at not less than the fair market value, or 85% of fair market value for non-statutory options, on the date of the grant. Common stock sold and options granted pursuant to the 1998 Plan generally vest over a period of four years.

   Grants to Employees and Directors- 1998 Plan

     In May 1998, the Company granted options to purchase 2,236,263 shares of the Company's common stock to the Company's Chief Executive Officer ("CEO"), subject to shareholder approval, which was received in July 1998. As a result of an increase in the Company's stock price between May and July 1998, the Company recorded deferred compensation of $474,647 attributable to these options, $69,219 and $405,428 was included as a charge to non-cash equity related compensation in 1998 and 1999 and fully amortized on December 31, 1999.

     Also in 1998, the Company granted to an employee 315,000 options with an exercise price below the market value of the Company's stock on the grant date. The Company recognized total deferred compensation expense of $11,025 attributable to the intrinsic value of the options, of which $345, $2,756 and $2,756 was included as a charge to non-cash equity related compensation in 1998, 1999 and 2000, respectively.

    During the fourth quarter of 1999, the Company's CEO resigned. As of the date of his resignation, the CEO was fully vested in 1,118,132 options and was required to forfeit the remaining unvested 1,118,132 options, pursuant to the terms of his original option grant. However, as a result of the CEO's termination arrangement, the Company modified the CEO's original option grant such that 618,131 of the unvested options would be forfeited and the remaining 500,000 unvested options would continue to vest over a period of one year. Since no further service was required for these options to vest, the company recorded compensation expense of $950,125 attributable to the intrinsic value of the 500,000 options as of the date of the modification. The total amount of compensation expense recognized by the Company in 1999 attributable to the former CEO's option grant modification was $712,801, which included the reversal of a total of $237,324 in deferred compensation expense applicable of the 618,131 options, which were forfeited.

    During 1999, the Company granted to certain key employees, including the new CEO and the new Chairman of the Board, a total of 6,188,250 options with exercise prices below the market value of the Company's common stock on the date of grant. The Company recognized total deferred compensation expense of $2,017,832 attributable to the intrinsic value of these options, of which $495,921 and $519,234 was included as a charge to non-cash equity related compensation in 1999 and 2000, respectively. In 2000, the Company recognized an additional deferred compensation expense of $63,889 for the remeasurement of the new CEO's options, of which $27,212 was included as a charge to non-cash equity related compensation in 2000. In addition, the Company granted to its employees 495,000 and 558,362 options with exercise prices equal to fair market value on the date of grant in 1999 and 2000 respectively.

     During 2000, the Company granted to certain employee a total of 5,000 options with an exercise price below the market value of the Company's common stock on the date of grant. The Company recognized total deferred compensation expense of $32,190 attributable to the intrinsic value of these options, of which the entire $32,190 was included as a charge to non-cash equity related compensation in 2000.

   Grants to Non-Employees - 1998 Plan

     In connection with the sale of JBL's business in May 1999 and pursuant to a related lease termination agreement, the Company granted stock options to acquire 450,000 shares of common stock, to the owners of the building previously leased to JBL, some of whom were also employees of JBL. Those options are accounted for pursuant to guidelines in SFAS No. 123, using the Black-Scholes method and have an approximate value of $1 million, which has been charged against the gain on the sale of JBL.

     Also in May 1999, a total of 245,500 options were granted to employees of JBL upon the closing of the sale of JBL, in connection with an ongoing service arrangement between Promega and the Company, which will be accounted for pursuant to SFAS No. 123 using the Black-Scholes method. The estimated value of these options will be amortized to non-cash equity related compensation until the vesting date, which will be no later than one year from the closing date of the sale. The Company has recognized $1,175,310 and $529,034 of deferred compensation expense relative to these JBL options in 1999 and 2000, respectively, of which, $756,699 and $947,645 was included as a charge to non-cash equity related compensation in 1999 and 2000, respectively, and was fully amortized at December 31, 2000.

     The Company also granted 50,000 options to purchase common stock to certain consultants and advisors to the Company during 1999, for which the Company recognized a total of $136,374 and $32,597 in deferred compensation in 1999 and 2000, respectively, of which $99,917 and $69,054 was included as a charge to non-cash equity related compensation in 1999 and 2000, respectively, as accounted for pursuant to SFAS 123 and EITF 96-18.

     Information with respect to the Company's 1998 Stock Plan is as follows:

                                                          WEIGHTED
                                                          AVERAGE
                                     SHARES UNDER      EXERCISE PRICE
                                        OPTION            PER SHARE
                                     ------------      --------------


1998 PLAN
- ---------


BALANCE AT DECEMBER 31, 1997.........         --                --
  Granted ...........................  2,836,263           $  0.94
  Exercised .........................         --                --
  Canceled ..........................         --                --
                                      ----------           -------
BALANCE AT DECEMBER 31, 1998.........  2,836,263              0.94
  Granted ...........................  7,428,750              2.42
  Exercised .........................    (44,000)             0.95
  Canceled ..........................   (618,131)             0.94
                                      ----------           -------
BALANCE AT DECEMBER 31, 1999.........  9,602,882              2.08
  Granted ...........................    558,362              7.09
  Exercised .........................   (461,067)             1.81
  Canceled ..........................     (3,750)             2.41
                                      ----------           -------
BALANCE AT DECEMBER 31, 2000.........  9,696,427           $  2.39
                                      ==========           =======

     At December 31, 2000, options to purchase approximately 5,206,553 shares of common stock were exercisable at a weighted average exercise price of approximately $1.82 per share and 798,506 shares of common stock were available for grant or sale under the Plan.

   1998 Non-Employee Directors' Plan

     Pursuant to the Company's Non-Employee Directors' 1998 Stock Plan (the "Directors' Plan"), 4,000,000 shares have been provided for the grant of stock options to directors of the Company who are not Company employees. Options under the Directors' Plan have a term of up to ten years and must be granted at not less than the fair market value on the date of grant. Each option granted shall become exercisable in full on the date of the next Annual Meeting following the date of grant provided that the optionee continues to serve as a member of the Board of Directors immediately following such Annual Meeting.

     In May 1998, the Company granted stock options to purchase 1,725,000 shares of common stock, subject to shareholder approval which was received in July 1998. As a result of an increase in the stock price between May and July 1998, the Company recorded deferred compensation expense of $366,131, of which $53,394, $152,552, $124,367 was included as a charge to non-cash equity related compensation in 1998 1999, and 2000, respectively.

     In March 2000, four members of the Company's Board of Directors resigned. The Company accelerated the vesting of their outstanding options and extended the exercise period for one year. The Company recorded a one-time charge of $6,610,173 to non-cash equity related compensation 2000.

     In March 2000, the Company granted to a Company Director, 25,000 options with an exercise price below the market value of the Company's common stock on the date of grant. The Company recognized total deferred compensation expense of $52,350 attributable to the intrinsic value of these options, of which $50,629 was included as a charge to non-cash equity related compensation in 2000.

     The Company granted to the Company's directors, options to purchase a total of 350,000 and 425,000 shares of common stock in 1999 and 2000, respectively. The exercise price of these options was equal to the fair market value of the common stock on the date of grant, and therefore no compensation expense has been recognized.

                                                         WEIGHTED
                                                          AVERAGE
1998 DIRECTOR'S PLAN                 SHARES UNDER      EXERCISE PRICE
- --------------------                   OPTION            PER SHARE
                                     ------------      --------------

BALANCE AT DECEMBER 31, 1997......... 1,725,000          $   0.94
  Granted ...........................        --                --
  Exercised .........................        --                --
  Canceled ..........................        --                --
                                      ---------          --------
BALANCE AT DECEMBER 31, 1998......... 1,725,000              0.94
  Granted ...........................   350,000              2.88
  Exercised .........................        --                --

  Canceled ..........................         --                 --
                                      ----------           --------
BALANCE AT DECEMBER 31, 1999.........  2,075,000               1.26
  Granted ...........................    450,000               8.37
  Exercised .........................   (871,887)              1.17
  Canceled ..........................    (32,813)              0.94
                                      ----------           --------
BALANCE AT DECEMBER 31, 2000.........  1,620,300           $   3.30
                                      ==========           ========

     At December 31, 2000, options granted under the Directors' Plan to purchase approximately 1,015,613 shares of common stock were exercisable at a weighted average exercise price of approximately $1.42 per share and approximately 1,507,813 shares of common stock were available for grant or sale under the Directors' Plan.

     In 1998, a total of 4,561,263 options were granted pursuant to the 1998 Plan and the 1998 Directors Plan, of which 600,000 options were granted at fair market value with a weighted average grant date fair value of $0.68 per share, and 3,961,263 were granted below fair market value with a weighted average grant date fair value of $0.78 per share. In 1999, a total of 7,778,750 options were granted pursuant to the 1998 Plan and the 1998 Directors Plan, of which 1,570,500 were granted at fair market value with a weighted average grant date fair value of $1.37 per share, and 6,208,250 were granted below fair market value with a weighted average grant date fair value of $1.87 per share. In 2000, a total of 1,008,362 options were granted pursuant to the 1998 Plan and the 1998 Directors Plan, of which 928,362 were granted at fair market value with a weighted average grant date fair value of $7.76 per share, and 80,000 were granted below fair market value with a weighted average grant date fair value of
8.49 per share. Following is a further breakdown of the options outstanding as of December 31, 2000:

                                                                                                      WEIGHTED
                                                       WEIGHTED                                       AVERAGE
                                                       AVERAGE         WEIGHTED                       EXERCISE
                                                      REMAINING        AVERAGE                         PRICE
                                      OPTIONS          LIFE IN         EXERCISE       OPTIONS        OF OPTIONS
RANGE OF PRICES                     OUTSTANDING         YEARS           PRICE       EXERCISABLE      EXERCISABLE
- ---------------                     -----------       ---------        --------     -----------      -----------

$ 0.88 - $ 0.97...........           3,665,682           7.82          $ 0.94        3,084,433          $ 0.94
$ 2.03 - $ 3.25...........           6,754,483           8.27            2.27        3,237,733            2.57
$ 5.00 - $ 9.75...........             997,550           9.37            7.83            1,000            5.00
$17.50 - $25.00...........               6,388           4.69           21.77            6,388           22.44
                                    ----------          -----          ------       ----------          ------
                                    11,424,103           8.34          $ 2.53        6,329,554          $ 1.80
                                    ==========          =====          ======       ==========          ======

    Pro Forma Disclosure

     Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 1998, 1999, and 2000: volatility factors of the expected market value of the Company's common stock of 72%, 90% and 74% respectively; risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the options of four to five years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                         1998                     1999                      2000
                                                         ----                     ----                      ----

Pro forma net loss applicable to common shares...      $  (8,699,775)          $  (21,832,897)          $  (20,594,626)
Pro forma loss per share ........................      $       (1.24)          $        (1.23)          $        (0.53)

     The results above are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years.

   Common Stock Reserved

     An aggregate of 28,298,352 shares of common stock were reserved for the conversion of preferred stock and the exercise of outstanding options and warrants at December 31, 2000.

10.  INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 2000 are shown below. A 100% valuation allowance has been recognized at December 31, 1999 and 2000 to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance at December 31, 1998 approximated $41,214,000.

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                         1999              2000
                                                                         ----              ----
DEFERRED TAX ASSETS:
  Capitalized research expense ...........................          $         --      $  4,834,000
  Net operating loss carryforwards .......................            33,913,000        30,725,000
  Research and development credits .......................             3,456,000         3,359,000
  Purchased technology and license fees ..................             4,538,000         4,503,000
  Other, net .............................................               857,000           275,000
                                                                    ------------      ------------
  Total deferred tax assets ..............................            42,764,000        43,696,000
  Valuation allowance for deferred tax assets.............           (42,257,000)      (43,553,000)
                                                                    ------------      ------------
                                                                         507,000           143,000
DEFERRED TAX LIABILITIES:
  Patent expenses ........................................              (230,000)         (134,000)
  Net depreciation .......................................              (277,000)           (9,000)
                                                                    ------------      ------------
                                                                        (507,000)         (143,000)
                                                                    ------------      ------------
Net deferred tax assets ..................................          $         --      $         --
                                                                    ============      ============

     At December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $87.0 million and $4.4 million, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the fact that the Company moved from Massachusetts to New Jersey in 2000 and the net operating losses previously generated in California and Massachusetts can not be utilized in New Jersey. The federal tax loss carryforwards will begin expiring in 2003, unless previously utilized. The Company also has federal research and development tax credit carryforwards of $3.3 million, which will begin expiring in 2003, unless previously utilized.

     Federal and New Jersey tax laws limit the utilization of income tax net operating loss and credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. The future annual use of net operating loss carryforwards and research and development tax credits will be limited due to the ownership changes.

11.  EMPLOYEE SAVINGS PLAN

     The Company adopted the Genta Incorporated Savings and Retirement Plan (the "Genta 401(K) Plan") in 1994, allowing participating employees to contribute up to 15% of their salary, subject to annual limits. In January 1998, the Board of Directors approved an increase to 20%, effective April 1, 1998, and subject to annual limits as established by the IRS. The Board of Directors may, at its sole discretion, approve Company contributions. On January 20, 2001 the

Board of Directors approved Company matching contributions of 100% on the first 4% and 50% of the next 2% of employee contributions to the 401(K) Plan.

12.  CONTINGENCIES

    JBL

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

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company will continue to accrue $75,000 pursuant to SFAS No. 5 "Accounting for Contingencies" until such amount is settled. The Company expects to receive a revised settlement proposal from the EPA by the second quarter 2001. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believes that Promega's claims are without merit and intends to vigorously pursue its rights under the JBL Agreement. Accordingly, on October 16, 2000 Genta filed suit in the US District Court of California against Promega for the non- payment of the $1.2 million note plus interest. On November 6, 2000, Promega filed a counter suit against the Company with the US District Court of California. Although there can be no assurance that the Company will be successful in pursuing this claim, nor that the Company will not incur material costs and/or that losses may occur in relation to this claim, the Company believes they will prevail with respect to this matter and anticipates settlement of the $1.2 million promissory note and related interest within one year from the December 31, 2000 balance sheet date. Consequently, the Company continues to include the principal and related accrued interest on such note as a current asset as of December 31, 2000.

    GENTA EUROPE

     As previously described, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly owned subsidiary of the Company, is in the process of liquidation. As previously mentioned, pursuant to a filing for "Cessation of Payment," the Company has deconsolidated the accounts for Genta Europe and, accordingly, the aforementioned note payable and deposit are recorded in net liabilities of liquidated foreign subsidiary at December 31, 1999 and 2000.

     During 1995, Genta Europe, received approximately 5.4 million French Francs (as of December 31, 2000, approximately $775,600) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the

"ANVAR Agreement") between ANVAR, Genta Europe and the Company. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of December 31, 2000, approximately $601,400) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe, has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of December 31, 2000, approximately $95,200) and early termination payment of FF1,852,429 (as of December 31, 2000, approximately $266,000). A court hearing has been scheduled for June 11, 2001. The company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained.

     On December 31, 2000, the fair value of the Company's debt obligations pursuant to the aforementioned arrangements is not readily determinable. The carrying value at December 31, 2000, approximating $964,000, represents the value of the original issuance of such debt instruments which may be liquidated against Genta Europe's $590,000 deposit with such French governmental agency. As of December 31, 1999 and 2000, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, pursuant to guidelines established in SFAS No. 5 "Accounting for Contingencies" and Financial Accounting Standards Board Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss," such amount is sufficient to cover any potential liability. Therefore, management believes no additional accrual is necessary. However, there can be no assurance that the Company will not incur additional material costs in relation to this claim.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

1999 QUARTER ENDED            MAR. 31             JUN. 30             SEP. 30             DEC. 31
- ------------------            -------             -------             -------             -------
(in thousands, except per share data)
Revenues                     $      --           $      --           $      --           $      --
Operating expenses               2,060               1,812               1,566               2,821
Net loss from continuing
  operations                       (16)             (1,923)             (1,949)             (4,973)
Net loss                          (205)               (316)             (1,949)             (4,973)
Earnings per share from
  continuing operations:
    Basic                    $   (0.07)          $   (0.24)          $   (0.21)          $   (0.55)
    Diluted                  $   (0.07)          $   (0.24)          $   (0.21)          $   (0.55)
Earnings per share:
    Basic                    $   (0.08)          $   (0.14)          $   (0.21)          $   (0.56)
    Diluted                  $   (0.08)          $   (0.14)          $   (0.21)          $   (0.56)

2000 QUARTER ENDED            MAR. 31             JUN. 30             SEP. 30             DEC. 31
- ------------------            -------             -------             -------             -------
(in thousands, except per share data)
Revenues                     $      --           $      --           $      17           $       5
Operating expenses               1,359               3,025               2,257               3,512
Net (loss) income from
  continuing operations         (8,738)             (2,939)             (2,304)              1,530
Net (loss) income               (8,738)             (2,939)             (2,304)              1,530
Earnings per share from
  continuing operations:
    Basic                    $   (0.44)          $   (0.09)          $   (0.05)          $    0.17
    Diluted                  $   (0.44)          $   (0.09)          $   (0.05)          $    0.02
Earnings per share:
    Basic                    $   (0.44)          $   (0.09)          $   (0.05)          $    0.17
    Diluted                  $   (0.44)          $   (0.09)          $   (0.05)          $    0.02

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Genta Jago Technologies B.V.

We have audited the accompanying balance sheet of Genta Jago Technologies B.V. (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is engaged in developing and commercializing pharmaceuticals. As discussed in Note 1 to the financial statements, the deficiency in working capital and net capital deficiency at December 31, 1998 and the Company's operating losses since inception, raise substantial doubt about its ability to continue as a going concern. Management plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                  DELOITTE & TOUCHE EXPERTA LTD.

Basel, Switzerland
April 15, 1999

                          GENTA JAGO TECHNOLOGIES B.V.

                                 BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                                1998
                                                                            ------------
Assets
Current assets:
  Cash and cash equivalents                                                 $         --
  Receivables under collaboration agreements                                   3,348,178
  Other current assets                                                            24,349
                                                                            ------------
Total current assets                                                           3,372,527

Property and equipment, net                                                        1,000
Other assets                                                                      10,927
                                                                            ------------
                                                                            $  3,384,454
                                                                            ============
Liabilities and net capital deficiency Current liabilities:
  Accounts payable and accrued expenses                                     $    440,458
  Payable to related parties                                                   7,985,810
                                                                            ------------
Total current liabilities                                                      8,426,268
Notes payable to Genta Incorporated                                           15,837,099
Stockholders' equity (net capital deficiency):
  Common Stock, 14,700 shares authorized, 10,000 shares issued and
     outstanding at stated value                                                 512,000
  Additional paid-in capital                                                   3,741,950
  Accumulated deficit                                                        (25,132,863)
                                                                            ------------
Net capital deficiency                                                       (20,878,913)
                                                                            ------------
                                                                            $  3,384,454
                                                                            ============


                            See accompanying notes.

                          GENTA JAGO TECHNOLOGIES B.V.

                            STATEMENT OF OPERATIONS



                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            1998
                                                        ------------
REVENUES:
  Collaborative research and development .....          $  2,161,954
  COST AND EXPENSES:
     Research and development, including
       contractual amounts to related
       parties of $1,876,444 .................             1,963,326
  General and administrative .................               148,241
                                                        ------------
                                                           2,111,567
                                                        ------------
Income from operations .......................                50,387
OTHER INCOME (EXPENSE):
Interest income ..............................                    92
Interest expense .............................            (1,314,863)
                                                        ------------
                                                          (1,314,771)
                                                        ------------
Net loss .....................................          $ (1,264,384)
                                                        ============


                             See accompanying notes.

                          GENTA JAGO TECHNOLOGIES B.V.

           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                  DECEMBER 31, 1998
                                                  -------------------------------------------------------------------------------


                                                        COMMON STOCK              ADDITIONAL
                                                  -----------------------          PAID-IN        ACCUMULATED        NET CAPITAL
                                                  SHARES           AMOUNT          CAPITAL          DEFICIT          DEFICIENCY
                                                  ------           ------         ----------      -----------       -------------

Balance at January  1, 1998 ..............           10,000     $    512,000     $  3,741,950     $(23,868,479)     $(19,614,529)
Net Loss .................................               --               --               --       (1,264,384)       (1,264,384)
                                               ------------     ------------     ------------     ------------      ------------
Balance at December 31, 1998 .............           10,000     $    512,000     $  3,741,950     $(25,132,863)     $(20,878,913)
                                               ============     ============     ============     ============      ============


                             See accompanying notes.

                          GENTA JAGO TECHNOLOGIES B.V.

                            STATEMENT OF CASH FLOWS



                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                          ------------

Operating Activities
Net loss                                                  $ (1,264,384)
  Items reflected in net loss not
     requiring cash:
Depreciation and amortization                                    1,300

Changes in operating assets and
liabilities:
  Receivables under collaboration agreements                (1,948,324)
  Other current assets                                         (11,358)

  Accounts payable and accrued expenses                     (1,351,835)

  Payable to related parties                                 4,565,354

                                                          ------------
Net cash used in operating activities                           (9,247)

Investing Activities
Purchase of property and equipment and other                        --
                                                          ------------
Net cash provided by investing                                      --
  activities
Financing Activities
Proceeds from issuance of common stock
  and capital contributions                                         --
                                                          ------------
Net cash provided by financing activities                           --
Decrease in cash and cash equivalents                           (9,247)
Cash and cash equivalents at beginning of period                 9,247
                                                          ------------
Cash and cash equivalents at end of period                $         --
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

     In June 16, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. The Company is currently evaluating the impact of this pronouncement and does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.

2.   RELATED PARTY TRANSACTIONS

LICENSE AGREEMENTS

     Genta Jago entered into license agreements with Genta in connection with the planned development and commercialization of antisense oligonucleotide products and with Jagotec in connection with the planned development and commercialization of GEOMATRIX oral controlled-release products. Genta Jago's license with Genta in relation to the antisense oligonucleotide products was terminated in 1995; however, the license in relation to the GEOMATRIX oral controlled-release products with Jagotec was not terminated. No expense was incurred pursuant to such agreements during the year ended December 31, 1998.

RESEARCH AND DEVELOPMENT AND SERVICE AGREEMENTS

     Genta Jago has contracted with Genta and Jagotec to conduct research and development and provide certain other services. Under terms of such agreements, Genta Jago generally is required to reimburse the parties for their respective costs incurred plus a specified mark-up. Payments for research and development services are generally made in advance and are refundable if the services are not performed. For the year ended December 31, 1998, Genta Jago incurred expenditures of $1.9 million pursuant to such research and development and service agreements.

CAPITAL CONTRIBUTIONS AND WORKING CAPITAL AGREEMENT

     On March 4, 1999, Genta and SkyePharma (on behalf of itself and its affiliates) entered into an interim agreement pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations and SkyePharma agreed to be responsible for substantially all the obligations of the joint venture to third parties and for the further development of the joint venture's products, with any net income resulting therefrom to be allocated in agreed-upon percentages between Genta and SkyePharma as set forth in such interim agreement. However, historically and in connection with the formation of the joint venture, Genta contributed $4 million in cash to Genta Jago as well as the rights to apply its antisense oligonucleotide technology to six products. Genta issued 120,000 shares of common stock valued at $7.2 million to Jagotec and its affiliates in 1992, for its interest in Genta Jago, to induce Jagotec to license to Genta Jago, for what the parties believed was a substantial discount from the underlying value of such license, Jagotec's GEOMATRIX technology with respect to approximately 25 products (the "Initial License") and to license to Genta Jagotec's GEOMATRIX technology for use in Genta's antisense oligonucleotide development programs. In addition, Genta Jago entered into a working capital agreement with Genta, which expired in October 1998. Pursuant to this agreement, Genta was required to make working capital loans to Genta Jago up to a mutually agreed upon maximum principal amount, which amount is established by Genta and Genta Jago not less than once each calendar quarter, if necessary, based upon the review and consideration by the parties of mutually-acceptable budgets, expense reports, forecasts and work plans for research and development of the products by Genta Jago. Genta was not required to fund amounts in excess of the agreed-upon commitment amount. Working capital loans consist of cash advances to Genta Jago from Genta and research expenses incurred by Genta on behalf of Genta Jago. As of December 31, 1998, Genta had advanced working capital loans of approximately $15.8 million to Genta Jago, net of principal repayments and the loan credit discussed below. Such loans bore interest at rates per annum ranging from 5.81% to 7.5%, and were payable in full on October 20, 1998, but payment has not been received. As a result of the March 4, 1999 agreement, it is not expected that the working capital loans will be paid.

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

RETURN OF ANTISENSE LICENSE

     Also in 1995, the parties elected to focus Genta Jago's activities exclusively on GEOMATRIX oral-controlled release products. As a result, Genta Jago returned to Genta the rights to develop six antisense oligonucleotide products originally licensed from Genta in connection with the formation of Genta Jago in 1992. In connection with the return of the antisense oligonucleotide license rights to Genta in May 1995, Genta Jago's note payable to Genta was credited with a principal reduction of approximately $4.4 million and accrued interest payable to Genta was reduced by approximately $300,000. Genta Jago recorded the loan credit and related accrued interest as a gain on waiver of debt in exchange for return of license rights to Genta, based on the legal structure of the transaction.

3.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     Genta Jago/Gensia/Brightstone. In January 1993, Genta Jago entered into a collaboration agreement with Gensia for the development and commercialization of certain oral controlled-release pharmaceutical products for treatment of cardiovascular disease. Under the agreement, Gensia provides funding for formulation and preclinical development to be conducted by Genta Jago and is responsible for clinical development, regulatory submissions and marketing. Terms of the agreement provide Gensia exclusive rights to market and distribute the products in North America, Europe and certain other countries. The agreement has a term of the longer of twelve years and the patent term in the respective countries within the territory. Genta Jago received $1.0 million of funding in 1998 pursuant to the agreement. Collaborative revenues of $2.2 million were recognized under the agreement during the year ended December 31, 1998. Effective October 1996, Gensia and SkyePharma reached an agreement whereby a SkyePharma subsidiary, Brightstone Pharma, Inc. ("Brightstone"), was assigned Gensia's rights (and those of Gensia's partner, Boehringer Mannheim) to develop and co-promote the potentially bioequivalent nifedipine product under the collaboration agreement with Genta Jago. The assignment was accepted by Genta Jago and has no impact on the terms of the original agreement. Genta Jago is still entitled to receive additional milestone payments from Brightstone triggered upon regulatory submissions and approvals, as well as royalties or profit sharing ranging from 10% to 21% of product sales, if any.

     Genta Jago/Apothecon. In March 1996, Genta Jago entered into a collaborative licensing and development agreement (the "Genta Jago/Apothecon Agreement") with Apothecon, Inc. ("Apothecon"). Under the terms of the Genta Jago/Apothecon Agreement, Apothecon will provide funding to Genta Jago up to a specified maximum amount for the formulation of Q-CR ketoprofen (Oruvail(R)). The Genta Jago/ Apothecon Agreement expires upon the expiration of the relevant patents in each covered country subject to certain early termination rights. The agreement also provides for Genta Jago to receive potential milestone payments and royalties on product sales. Terms of the agreement provide Apothecon exclusive rights to market and distribute the products on a worldwide basis.

     Genta Jago/Krypton. In October 1996, Genta Jago entered into five collaborative licensing and development agreements (the "Genta Jago/Krypton Agreements") with Krypton, Ltd. ("Krypton"), a subsidiary of SkyePharma, whereby Genta Jago would sublicense to Krypton rights to develop and commercialize potentially bioequivalent GEOMATRIX(R) versions of five currently marketed products, as well as another agreement granting Krypton an option to sublicense rights to develop and commercialize an improved version of a sixth product. The Genta Jago/Krypton Agreements have terms of the shorter of fifteen years from first commercial sale and the expiration of the patent term on a territory-by-territory basis. During 1997, Genta Jago received funding of $1.9 million under the Genta Jago/Krypton Agreements.

4.   INCOME TAXES

     Significant components of Genta Jago's deferred tax assets as of December 31, 1997 and 1998 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized.

                                                           DECEMBER 31,
                                                         --------------
                                                              1998
                                                              ----

Deferred tax assets:
Net operating loss carryforwards                          $ 2,513,000
Valuation allowance for deferred tax assets                (2,513,000)
                                                          -----------
Net deferred tax assets                                   $        --
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

   Disagreements with Accountants
     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1034, as amended ("Regulation 14A")

ITEM 11. EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.

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

     (c) Exhibits required by Item 601 of Regulation S-K with each management contract, compensatory plan or arrangement required to be filed identified.

     EXHIBIT
     NUMBER                                     DESCRIPTION OF DOCUMENT
     -------                                    -----------------------

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

        10.3(1)         Preferred Stock Purchase Agreement dated September 30, 1991 and Amendment Agreement dated
                        October 2, 1991.

        10.4(1)H        Development, License and Supply Agreement dated February 2, 1989 between the Company and
                        Gen-Probe Incorporated.

        10.5(3)H        Common Stock Transfer Agreement dated as of December 15, 1992, between the Company and Dr.
                        Jacques Gonella.

        10.6(3)         Consulting Agreement dated as of December 15, 1992, between the Company and Dr. Jacques
                        Gonella.

        10.7(3)H        Common Stock Transfer Agreement dated as of December 15, 1992, between the Company and
                        Jagotec AG.

        10.8(3)H        Collaboration Agreement dated as of January 22, 1993, between Jobewol Investments B.V. (now known as Genta Jago Technologies B.V.) and Gensia, Inc.

        10.9(5)         Form of Purchase Agreement between the Company and certain purchasers of Common Stock.

   10.10(5)         Common Stock Purchase Warrant dated May 8, 1995 between the Company and Index Securities S.A.

   10.11(6)H        Restated Joint Venture and Shareholders Agreement dated as of May 12, 1995 between the
                    Company, Jagotec AG, Jago Holding AG, Jago Pharma AG and Genta Jago Technologies B.V.

   10.12(6)H        Limited Liability Company Agreement of Genta Jago Delaware LLC dated as of May 12, 1995 between GPM Generic Pharmaceuticals Manufacturing Inc. and the Company.

   10.13(6)H        Restated Transfer Restriction Agreement dated as of May 12, 1995 between the Company and
                    Jagotec AG.

   10.14(6)H        Transfer Restriction Agreement dated as of May 12, 1995 between the Company, GPM Generic
                    Pharmaceuticals Manufacturing Inc. and Jago Holding AG.

   10.15(6)H        Common Stock Transfer Agreement dated as of May 30, 1995 between the Company and Jago
                    Finance Limited.

   10.16(6)H        Stockholders' Agreement dated as of May 30, 1995 between the Company, Jagotec AG, Dr.
                    Jacques Gonella and Jago Finance Limited.

   10.17(6)H        Restated GEOMATRIX Research and Development Agreement dated as of May 12, 1995 between
                    Jago Pharma AG, the Company, Genta Jago Delaware, L.L.C. and Genta Jago Technologies B.V.

   10.18(6)H        Restated Services Agreement dated as of May 12, 1995 between Jago Pharma AG, the Company,
                    Genta Jago Delaware, L.L.C. and Genta Jago Technologies B.V.

   10.19(6)H        Restated Working Capital Agreement dated as of May 12, 1995 and Amendment No. 1 to Restated
                    Working Capital Agreement dated as of July 11, 1995 between the Company and Genta Jago
                    Technologies B.V.

   10.20(6)H        Restated Promissory Note dated as of January 1, 1994 between Genta Jago Technologies B.V. and the Company.

   10.21(6)H        Restated License Agreement dated as of May 12, 1995 between Jagotec AG and the Company.

   10.22(6)H        Restated GEOMATRIX License Agreement dated as of May 12, 1995 between Jagotec AG and
                    Genta Jago Technologies B.V.

   10.23(6)H        GEOMATRIX Manufacturing License Agreement dated as of May 12, 1995 between Jagotec AG and Genta Jago Technologies B.V.

   10.24(6)H        Restated GEOMATRIX Supply Agreement dated as of May 12, 1995 between Jago Pharma AG and Genta Jago Technologies B.V.

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

   10.41(10)H       Development and Marketing Agreement effective February 28, 1996 between Apothecon, Inc. and
                    Genta Jago Technologies B.V.

   10.42(10)H       License Agreement effective February 28, 1996 between Apothecon, Inc. and Genta Jago
                    Technologies B.V.

   10.43(10)H       Option, Development & Sub-License Agreement (the Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago
                    Technologies B.V. and Krypton Ltd.

   10.44(10)H       Development and Sub-License Agreement (the Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V. and
                    Krypton Ltd.

   10.45(10)H       Development and Sub-License Agreement (the Company has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago Technologies B.V. and
                    Krypton Ltd.

   10.46(10)H       Development and Sub-License Agreement/Diclofenac dated as of October 31, 1996 between Genta
                    Jago Technologies B.V. and Krypton Ltd.


   10.47(10)H       Development and Sub-License Agreement/Naproxen dated as of October 31, 1996 between Genta Jago
                    Technologies B.V. and Krypton Ltd.


   10.48(10)H       Development and Sub-License Agreement/Verapamil dated as of October 31, 1996 between Genta

                    Jago Technologies B.V. and Krypton Ltd.

   10.49(10)"       License Termination Agreement dated December 2, 1996 between the Company and Wilton
                    Licensing AG and the Company.

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

   10.70(15)        Employment Letter Agreement, dated as of October 28, 1999, from the Company to Raymond P.
                    Warrell, Jr., M.D.

   10.71(15)        Stock Option Agreement, dated as of October 28, 1999, between the Company and Raymond P.
                    Warrell, Jr., M.D.

   10.72(15)        Letter Agreement, dated March 4, 1999, from SkyePharma Plc to the Company.

   22.1(10)         Subsidiaries of the Registrant.

   23.1(16)         Consent of Deloitte & Touche LLP, Independent Auditors.

   23.2(16)         Consent of Deloitte & Touche Experta Ltd., Independent Auditors.


- ----------

H The Company has been granted confidential treatment of certain portions of this exhibit.

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

(15) Exhibits 3(i).3, 3(i).4, 3(i).5, 3(i).8, 10.62, 10.67, 10.68, 10.69, 10.70,
     10.71 and 10.72 are incorporated herein by reference to Exhibits 3(i).3, 3(i).4, 3(i).5, 3(i).8, 10.62, 10.67, 10.68, 10.69, 10.70, 10.71 and 10.72
     respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635.

(16) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2001.

                                              Genta Incorporated

                                              /s/ RAYMOND P. WARRELL, JR., M.D.
                                              ---------------------------------
                                              Raymond P. Warrell, Jr., M.D.
                                              Chairman, President, Chief
                                              Executive Officer and Principal
                                              Executive Officer

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

           SIGNATURE                                       CAPACITY                                 DATE
           ---------                                       --------                                 ----

/s/ RAYMOND P. WARRELL, JR., M.D.            Chairman, President, Chief Executive              March 27, 2001
- ---------------------------------            Officer and Principal Executive Officer
Raymond P. Warrell, Jr., M.D.

/s/ GERALD M. SCHIMMOELLER                   Principal Accounting Officer, Principal           March 27, 2001
- ---------------------------------            Financial Officer, Vice President
Gerald M. Schimmoeller

/s/ DONALD G. DRAPKIN                        Director                                          March 27, 2001
- ---------------------------------
Donald G. Drapkin

/s/ MARK C. ROGERS, M.D.                     Director                                          March 27, 2001
- ---------------------------------
Mark C. Rogers, M.D.

/s/ RALPH SNYDERMAN, M.D.                    Director                                          March 27, 2001
- ---------------------------------
Ralph Snyderman, M.D.

/s/ DANIEL D. VON HOFF, M.D.                 Director                                          March 27, 2001
- ---------------------------------
Daniel D. Von Hoff, M.D.

/s/ HARLAN J. WAKOFF                         Director                                          March 27, 2001
- ---------------------------------
Harlan J. Wakoff

/s/ MICHAEL S. WEISS                         Director                                          March 27, 2001
- ---------------------------------
Michael S. Weiss