Form 10-Q
period 2001-03-31
GENTA INCORPORATED /DE/
filed 2001-05-15
CIK 880643

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19635


                               GENTA INCORPORATED

   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

               Delaware                             33-0326866
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


                Two Oak Way                                 07922
                Berkeley Heights                          (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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


                   Yes       X                     No


     As of May 7, 2001, the registrant had 52,710,330 shares of common stock outstanding.
--------------------------------------------------------------------------------

                               GENTA INCORPORATED

                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                             Page
                                                                             ----

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at March 31, 2001
                  and December 31, 2000                                        3

           Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2001 and 2000                   4

           Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and 2000                   5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  21

Item 4.    Submission of Matters to a Vote of Security Holders                22

Item 6.    Exhibits and Reports on Form 8-K                                   22


SIGNATURES                                                                    23

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               MARCH 31,            DECEMBER 31,
                                                                               ---------------------------------
                                       ASSETS                                     2001                  2000
                                                                               ---------------------------------
Current assets:

   Cash and cash equivalents...................................................$    8,380,066     $   19,025,179
   Short term investments.......................................................   35,276,668         31,174,041
   Notes receivable.............................................................      200,000          1,337,739
   Prepaid expenses.............................................................    1,555,419            424,686
                                                                               --------------      -------------
Total current assets............................................................   45,412,153         51,961,645
                                                                               --------------      -------------
Property and equipment, net.....................................................      893,615            758,220
Intangibles, net ...............................................................    2,723,456          2,922,989
Restricted cash relating to office lease........................................      246,626            246,626
Deposits and other assets.......................................................        1,340             49,840
Prepaid royalties...............................................................    1,268,347          1,268,347
                                                                               --------------      -------------
Total assets                                                                   $   50,545,537     $   57,207,667
                                                                               ==============     ==============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...........................................................$    2,201,033       $    613,330
   Accrued compensation........................................................       105,075            225,006
   Other accrued expenses......................................................       887,225          2,227,457
   Net liabilities of liquidated foreign subsidiary............................       574,812            574,812
                                                                               --------------      -------------
Total current liabilities......................................................     3,768,145          3,640,605
                                                                               --------------      -------------
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized, convertible
     preferred shares outstanding:
       Series A convertible preferred stock, $.001 par value;
       261,200 shares issued and outstanding at March 31, 2001 and
       December 31, 2000, liquidation value is $13,060,000 at March 31, 2001...           261                261
   Common stock; $.001 par value; 95,000,000 shares authorized,
      51,508,800 and 51,085,375 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively.......................        51,509             51,085
   Additional paid-in capital..................................................   207,089,595        206,451,331
   Accumulated deficit.........................................................  (159,407,580)      (151,948,771)
   Deferred compensation.......................................................    (1,177,170)        (1,081,920)
   Accumulated other comprehensive income......................................       220,777             95,076
                                                                               --------------      -------------
Total stockholders' equity.....................................................    46,777,392         53,567,062
                                                                               --------------      -------------
Total liabilities and stockholders' equity.....................................$   50,545,537     $   57,207,667
                                                                               ==============     ==============



                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------------
                                                                               2001                      2000
                                                                          -------------------------------------
Revenues:
   License revenues.................................................     $     70,000             $          --

Costs and expenses:
   Research and development (1).....................................        5,655,772                   505,791
   General and administrative (1)...................................        1,372,576                   853,724
   Promega settlement...............................................        1,000,000                        --
   Non-cash equity related compensation.............................          151,750                 7,990,679
                                                                         ------------             -------------
                                                                            8,180,098                 9,350,194
                                                                         ------------             -------------
Loss from operations................................................       (8,110,098)               (9,350,194)
Equity in net income of joint venture...............................               --                   501,945
Other income (expense):
   Interest income..................................................          651,289                   110,654
                                                                         ------------             -------------
Net loss............................................................       (7,458,809)               (8,737,595)
Dividends accrued on preferred stock................................               --                (3,442,561)
                                                                         ------------             -------------
Net loss applicable to common shares................................     $ (7,458,809)            $ (12,180,156)
                                                                         ============             =============
Net loss per common share...........................................           ($0.15)                   ($0.44)
                                                                         ============             =============
Shares used in computing net loss per common share..................       51,131,633                27,767,794
                                                                         ============             =============
(1) Excludes non-cash equity related compensation
   Research and development.........................................     $     15,867              $  1,207,280
   General and administrative.......................................          135,883                 6,783,399
                                                                         ------------             -------------
                                                                         $    151,750              $  7,990,679
                                                                         ============             =============

                            See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH  31,
                                                                               --------------------------------
                                                                                    2001              2000
                                                                               --------------------------------
OPERATING ACTIVITIES
Net loss................................................................       $ (7,458,809)      $ (8,737,595)
Items reflected in net loss not requiring cash:
   Depreciation and amortization........................................            250,899             57,114
   Loss on disposal of fixed assets.....................................              1,736                 --
   Loss on Promega settlement...........................................          1,000,000                 --
   Compensation expense related to stock options........................            151,750          7,990,679
Changes in operating assets and liabilities.............................           (471,960)          (197,373)
                                                                               -------------      -------------
Net cash used in operating activities...................................         (6,526,384)          (887,175)

INVESTING ACTIVITIES

Purchase of available-for-sale short-term investments...................        (11,304,230)        (2,295,624)
Maturities and sales of available-for-sale short-term investments.......          6,982,310                 --
Purchase of property and equipment......................................           (188,497)           (12,217)
Principal payments received on notes receivable.........................                 --             60,000
                                                                               -------------      -------------
Net cash used in investing activities...................................         (4,510,417)        (2,247,841)

FINANCING ACTIVITIES

Issuance of common stock upon exercise of warrants and options..........            391,688            993,878
                                                                               -------------      -------------
Net cash provided by financing activities...............................            391,688            993,878
                                                                               -------------      -------------
Decrease in cash and cash equivalents...................................        (10,645,113)        (2,141,138)
Less cash at liquidated foreign subsidiary..............................                 --             (8,947)
Cash and cash equivalents at beginning of period........................         19,025,179         10,100,603
                                                                               -------------      -------------
Cash and cash equivalents at end of period..............................       $  8,380,066        $ 7,950,518
                                                                               =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid...........................................................       $        --         $    4,706
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

Preferred stock dividends accrued.......................................                 --          3,442,561
Market value change of available-for-sale equity securities.............             (3,453)                --
Market value change of available-for-sale short-term investments........            129,154             30,804

                            See accompanying notes.

                              GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation ("Genta" or the "Company"), presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

         The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

         The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

(2)      DISCONTINUED OPERATIONS

         On March 19, 1999, the Company entered into an Asset Purchase Agreement (the "JBL Agreement") with Promega Corporation ("Promega"), whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of the Company's manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), for approximately $4.8 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999 with a gain on the sale of approximately $1.6 million being recognized.

        In connection with the sale of JBL's business, 246,000 options were granted to the former employees of JBL upon the closing of the sale of JBL's business, pursuant to an ongoing service arrangement between Promega and the Company. Those options have been accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and EITF 96-18 using the Black-Scholes option pricing model. These options were granted at $2.03 per share with a one-year vesting period and will expire two years after the date of grant. The estimated value of these options totaled $1.9 million as of March 31, 2000 of which approximately $970,400 is included in continuing operations for the three months ended March 31, 2000 and is based on services provided and have been charged to non-cash equity related compensation. These options were fully vested on May 9, 2000, and therefore, no expense has been charged to non-cash equity related compensation for the three months ended March 31, 2001.

(3)      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash and cash equivalents consisted entirely of money market funds. Marketable short-term investments consisted primarily of corporate notes, all of which are classified as available-for-sale marketable securities. The estimated fair value of each investment security has been compared to its cost and, therefore, an unrealized gain of $125,701 has been recognized in comprehensive loss for the three months ended March 31, 2001.

MARCH 31, 2001                                      Gross        Gross
                                    Amortized     unrealized   unrealized    Estimated
                                      costs         gains        losses     fair value
                                  ------------    ---------     --------   ------------
  Corporate debt securities       $ 35,116,710    $ 190,346     $ 30,388   $ 35,276,668
                                  ============    =========     ========   ============

    The fair value of corporate debt securities at March 31, 2001, by contractual maturity, is as follows:

    Due in one year or less.......................................$ 32,388,537
    Due after one year............................................   2,888,131
                                                                  ------------
                                                                  $ 35,276,668
                                                                  ============

(4)      NET LOSS PER COMMON SHARE

         Basic earnings per share are based upon the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the weighted-average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible preferred stock outstanding.

         Net loss per common share for the three months ended March 31, 2000 and 2001 is based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are the same for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive. Net loss per common share for the three months ended March 31, 2000 is also based on net loss adjusted for imputed and accrued dividends on preferred stock.

(5)      COMPREHENSIVE LOSS

         Comprehensive loss includes the change in the unrealized gain on available-for-sale equity and debt securities, net of tax. The following tables set forth the calculation of comprehensive loss on an interim basis:

                                                                                   Three Months Ended March 31,
                                                                                 ---------------------------------
                                                                                       2001            2000
                                                                                       ----            ----
Net loss.......................................................................    $ (7,458,809)   $ (12,180,156)
Unrealized gain on market value change on available-for-sale short-term
  investments..................................................................         125,701               --
                                                                                   --------------  --------------
Total comprehensive loss.......................................................    $ (7,333,108)   $ (12,180,156)
                                                                                   ==============  ==============

(6)      LICENSE REVENUE

         The Company has entered into various licensing agreements. In January 2001, the Company entered into a worldwide non-exclusive license agreement with Atugen AG ("Atugen") for a broad portfolio of patents and technologies that relate to antisense for therapeutic and diagnostic applications. This agreement has an initial term which expires in July 2010 and includes an upfront payment in cash and future royalties on product sales.

         The Company has recognized $70,000 of revenues for the three months ended March 31, 2001 in relation to the Atugen license agreement.

(7)      STOCKHOLDERS' EQUITY

         In February 2001, the Company issued 162,338 shares of common stock to a major university as consideration for an amendment to a license agreement initially executed on August 1, 1991, concerning antisense technology licensed by such university. The amendment provided for a reduction in the royalty percentage rate to be paid to the university based on the volume of sales of the Company's products containing the antisense technology licensed from such university.

         In March 2001, the Company issued 1,687 shares upon the cashless exercise of 4,291 warrants that were part of the warrants issued to the December 1999 private placement investors.

 (8)     NOTES RECEIVABLE

         The Company accepted a $1.2 million promissory note (accruing 7% annual interest rate) from Promega as part of the sale price of JBL.

         During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believed that Promega's claims were without merit and, accordingly, on October 16, 2000 Genta filed suit in the US District Court of California against Promega for the non- payment of the $1.2 million note plus interest. On November 6, 2000, Promega filed a counter suit against the Company with the US District Court of California.

         In April 2001, Promega and the Company verbally agreed to settle this matter. The Company has agreed to reduce the $1.2 million promissory note to $200,000 and forgive all the accrued interest at March 31, 2001 of approximately $158,700. Accordingly, the Company has recorded a one time cost for the Promega settlement of $1.0 million for the three months ended March 31, 2001. The accrued interest has been recorded in full against a provision established by the Company at the time of the sale of JBL, and therefore, will not be reflected in the Company's consolidated statement of operations in fiscal 2001. The remaining balance of $200,000 is to be repaid by Promega upon the settlement of both the Spill and Casmalia Disposal Site (See Note 10).

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

(10)     COMMITMENTS AND CONTINGENCIES

         LITIGATION

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. At March 31, 2001 and December 31, 2000, the Company has $34,700 and $49,700, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof. In April 2001, the Company has requested closure of this matter from the California Regional Water Quality Control Board as the current sampling results shows that PCEs and chloroform have decreased in all of the monitoring sites.

         JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA during the second quarter of 2001. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigation or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of March 31, 2001, approximately $726,900) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of March 31, 2001, approximately $563,700) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of March 31, 2001, approximately $89,300) and early termination payment of FF1,852,429 (as of March 31, 2001, approximately $249,400). A court hearing has been scheduled for June 11, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On March 31, 2001, the Company had $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

         PURCHASE COMMITMENTS

         In the quarter ended March 31, 2001, the Company entered into commitments relating to the Company's Gallium products franchise with various firms to develop and manufacture certain gallium-containing compounds. The Company believes that successful development of this program may yield substantial clinical and competitive advantages. The cost of these commitments is expected to be approximately $800,000, all of which will be expensed in research and development as incurred for registration and anticipated clinical trials.

 (11)    RECENT ACCOUNTING PRONOUNCEMENTS

         The Company implemented SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 and did not have any derivative instruments that resulted in a transition adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to March 31, 2001, the Company has incurred a cumulative net loss of approximately $159.4 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

         The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. For example, the results obtained in pre-clinical or clinical studies may not be indicative of results that will be obtained in future clinical trials, and delays in the initiation or completion of clinical trials may occur as a result of many factors. Further examples of such risks and uncertainties also include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations; timely development, receipt of necessary regulatory approvals, and acceptance of new products; the successful application of the Company's technology to produce new products; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies; and changing market conditions. The Company does not undertake to update forward-looking statements. Although the Company believes that the forward-looking statements contained herein are reasonable, it can give no assurances that the Company's expectations are correct.

RESULTS OF OPERATIONS

         In January 2001, the Company entered into a worldwide non-exclusive license agreement with Atugen for a broad portfolio of patents and technologies that relate to antisense for therapeutic and diagnostic applications. This agreement has an initial term which expires in July 2010 and includes an upfront payment in cash and future royalties on product sales. The Company has recognized $70,000 of revenues for the three months ended March 31, 2001 in relation to this license agreement.

         Costs and expenses totaled approximately $8.2 million in the three months ended March 31, 2001, a decrease of approximately $1.2 million for the same period in 2000. Costs, excluding non-cash equity related compensation and the write-down of the Promega note, increased approximately $5.7 million for the period ended March 31, 2001, mainly due to increased drug supply costs and investigator and monitor fees for current on-going clinical studies along with increased payroll costs due to increased headcount.

         Research and development expenses, excluding non-cash equity related compensation, totaled approximately $5.7 million in the three months ended March 31, 2001, an increase of approximately $5.2 million from the same period in 2000. The increase in research and development expenses is primarily attributable to drug supply costs and investigator and monitor fees for current on-going clinical studies, and increased payroll costs due to increased headcount.

         As a result of the initiation of Phase 3 clinical trials for melanoma, chronic lymphocytic leukemia (CLL) and multiple myeloma, it is anticipated that research and development expenses will continue to increase in the future as the development program for Genasense(TM) expands and more patients are treated in clinical trials. Furthermore, the Company is pursuing other opportunities for new product development candidates which pursuits, if successful, will require additional research and development expenses. There can be no assurance, however, that the trials will proceed in this manner or that the Company will initiate new development programs. There were no Phase 3 on-going clinical studies and related drug supply costs in the three months ended March 31, 2000.

         General and administrative expenses, excluding non-cash equity related compensation, were approximately $1.4 million for the three months ended March 31, 2001, an increase of $0.5 million from the same period in 2000. The increase is primarily related to payroll costs resulting from additional headcount and increased marketing-related spending.

         In April 2001, the Company verbally agreed to settle its lawsuit with Promega (See Note 2). The Company agreed to reduce the $1.2 million promissory note to $200,000 and forgive all the accrued interest at March 31, 2001 of approximately $158,700. The Company has recorded a one time cost for the Promega settlement of $1.0 million for the three months ended March 31, 2001. The accrued interest has been recorded in full against a provision established by the Company at the time of the sale of JBL, and, therefore, will not be reflected in the Company's consolidated statement of operations in fiscal 2001. The remaining balance of $200,000 is to be repaid by Promega upon the settlement of both the Spill and Casmalia Disposal Site (See Note 10).

         Non-cash equity related compensation totaled approximately $0.2 million in the three months ended March 31, 2001, decreasing approximately $7.8 million from the same period in 2000. The decrease is primarily attributable to the acceleration of stock options for retiring Board members in fiscal 2000.

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

         The Company's net loss from operations before accrued dividends totaled approximately $7.5 million, or $0.15 per common share, for the three months ended March 31, 2001 compared to a net loss from continuing operations of approximately $8.7 million, or $0.31 per common share, for the same period in 2000. During the three months ended March 31, 2000, as a result of accrued dividends on the Company's preferred stock of approximately $3.4 million, the Company's net loss per common share was $0.44. As a result of the mandatory conversion of Series D Convertible Preferred Stock in June 2000, no dividends were required to be paid beyond January 29, 2000, and therefore, there were no accrued dividends during the three months ended March 31, 2001. The Company's net loss applicable to common shares for the three months ended March 31, 2001 was less than those reported for the comparable period of 2000 primarily as a result of higher non-cash stock compensation charges and dividends accrued on preferred stock in fiscal 2000.

         Interest income has fluctuated significantly each year and is anticipated to continue to fluctuate primarily due to changes in the levels of cash, investments and interest rates for each period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cash provided from these offerings totaled approximately $175.6 million through March 31, 2001, including net proceeds of $40.0 million received in 2000 and $10.4 million received in 1999. At March 31, 2001, the Company had cash, cash equivalents and short-term investments totaling $43.6 million compared to approximately $49.6 million at December 31, 2000. Management believes that at the current rate of spending, the Company will have sufficient cash funds to maintain its present operations into the second quarter of 2002.

         The Company entered into the JBL Agreement with Promega on March 19, 1999. Under the agreement, a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL for approximately $4.8 million in cash, a promissory note for $1.2 million at a 7% annual interest rate maturing on the later of June 30, 2000 or the Environmental Compliance Date, and certain pharmaceutical development services in support of the Company's development activities. The closing of the sale of JBL was completed on May 10, 1999. As previously discussed, the Company verbally agreed to settle this matter. The Company has agreed to reduce the $1.2 million promissory note to $200,000 and forgive all the accrued interest at March 31, 2001 of approximately $158,700. The Company has recorded a one time cost for the Promega settlement of $1.0 million for the three months ended March 31, 2001. The accrued interest has been recorded in full against a provision established by the Company at the time of the sale of JBL, and therefore, will not be reflected in the Company's consolidated statement of operations in fiscal 2001. The remaining balance of $200,000 is to be repaid by Promega upon the settlement of both the Spill and Casmalia Disposal Site (See Note 10).

         The Company's major source of expenditures relates to its research and development activities, which includes the Company's current and on-going clinical trials. The Company expects this to continue in the future until the lead anti-cancer drug, Genasense(TM), is approved for commercialization.

         In the quarter ended March 31, 2001, the Company entered into commitments relating to the Company's Gallium products franchise with various firms to develop and manufacture certain gallium-containing compounds. The Company believes that successful development of this program may yield substantial clinical and competitive advantages. The cost of these commitments is expected to be approximately $800,000, all of which will be expensed in research and development as incurred for registration and anticipated clinical trials.

         The Company will need substantial additional funds before it can expect to realize significant product revenue. To the extent that the Company is successful in accelerating its development of Genasense(TM) or in expanding its development portfolio or acquiring or adding new development candidates, the current cash resources would be consumed at a greater rate. Certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A -- Certain Trends and Uncertainties -- Claims of Genta's Default Under Various Agreements." The Company anticipates that significant additional sources of financing, including equity financing, will be required in order for the Company to continue its planned operations beyond the second quarter of 2002. The Company also anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products. See "MD&A -- Certain Trends and Uncertainties -- Our Business Will Suffer if We Fail to Obtain Timely Funding."

         If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 and did not have any derivative instruments that resulted in a transition adjustment.

CERTAIN TRENDS AND UNCERTAINTIES

         In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.

   The Company may be unsuccessful in our efforts to commercialize our pharmaceutical products, such as Ganite(TM) and Genasense(TM).

         The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as Ganite(TM) and Genasense(TM), depends, in large part, on the success of our clinical development programs, and our sales and marketing efforts to physicians, patients and third-party payors. A number of factors could impact these efforts, including our ability to demonstrate clinically that our products have utility beyond current indications, delays by regulatory authorities in granting marketing approvals, our limited financial resources and sales and marketing experience relative to our competitors, perceived differences between our products and those of our competitors, the availability and level of reimbursement of our products by third-party payors, incidents of adverse reactions, side effects or misuse of our products and the unfavorable publicity that could result, or the occurrence of manufacturing, supply or distribution disruptions. In particular, the Company has said that it intends to be a direct marketer of its products in the United States. Our inability to build a sales force capable of marketing our pharmaceutical products will adversely affect our sales and limit the commercial success of our products.

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

         Our Company's operations to date have consumed substantial amounts of cash. Based on our current operating plan, we believe that our available resources, including the proceeds from two private offerings in September and November 2000, will be adequate to satisfy our capital needs into the second quarter of 2002. Our future capital requirements will depend on the results of our research and development activities, pre-clinical studies and bioequivalence and clinical trials, competitive and technological advances, and regulatory processes of the FDA and other regulatory authority. If our operations do not become profitable before we exhaust existing resources, we will need to raise additional financing in order to continue our operations. We may seek additional financing through public and private resources, including debt or equity financing, or through collaborative or other arrangements with research institutions and corporate partners. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital by issuing equity, or securities convertible into equity, the ownership interest of existing Genta stockholders will be subject to further dilution and share prices may decline. If we are unable to raise additional financing, we will need to do the following:


     - delay, scale back or eliminate some or all of our research and product development programs;

     - license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves;

     -    sell Genta to a third party;

     -    to cease operations; or

     -    declare bankruptcy.

   Many of our products are in an early stage of development.

         Most of our resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential antisense pharmaceutical products based upon oligonucleotide technology. While we have demonstrated the activity of antisense oligonucleotide technology in model systems in vitro in animals, only one of these potential antisense oligonucleotide products, Genasense(TM), has been tested in humans. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive.

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

         We have more than 74 U.S. and international patents to aspects of our technology, which includes novel compositions of matter, methods of large-scale synthesis and methods of controlling gene expression. We may not receive any issued patents based on pending or future applications. Our issued patents may not contain claims sufficiently broad to protect us against competitors with similar technology. Additionally, our patents, our partners' patents and patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under our patents may not cover commercially valuable drugs or processes and may not provide us with any competitive advantage.

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

   We rely on our contractual collaborative arrangements with research institutions and corporate partners for development and commercialization of our products.

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

         Our ability to commercialize drugs successfully will depend in part on the extent to which various third parties are willing to reimburse patients for the costs of our drugs and related treatments. These third parties include government authorities, private health insurers, and other organizations, such as health maintenance organizations. Third-party payors often challenge the prices charged for medical products and services. Accordingly, if less costly drugs are available, third-party payors may not authorize or may limit reimbursement for our drugs, even if they are safer or more effective than the alternatives. In addition, the federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided and paid for in the United States. In particular, these third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments we collect from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. Even if we or our partners succeed in bringing therapeutic products to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

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

         The administration of drugs to humans, whether in clinical trials or commercially, exposes us to potential product and professional liability risks, which are inherent in the testing, production, marketing and sale of human therapeutic products. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance (subject to various deductibles), but our insurance coverage may not be sufficient to cover claims. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

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

         Certain of our affiliates, Aries Domestic Fund, LP, Aries Domestic Fund II, LP, and Aries Trust (together the "Aries Funds") have the contractual right, which expires January 1, 2002, to appoint a majority of the members of the Board of Directors of the Company. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager of The Aries Funds. The Aries Funds have the right to convert and exercise their securities into a significant portion of the outstanding Common Stock. Dr. Lindsay A. Rosenwald, the Chairman and sole stockholder of PCAM, is also the Chairman of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. PCAM, PCI and its affiliates collectively control approximately 38% of the Company's Common Stock when calculated on a fully diluted basis. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, the law requires that any transactions between Genta and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, our affiliates including PCAM and PCI are not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and we do not expect and you should not expect, that any biomedical or pharmaceutical product or technology developed by any affiliate in the future will be made available to us. In addition, some of our officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We cannot assure you that these other companies will not have interests in conflict with ours.

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

         The Company has not been profitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials and manufacturing activities. From the period since its inception to March 31, 2001, the Company has incurred a cumulative net loss of $159.4 million. We expect to continue to incur losses until such time as product and other revenue exceed expenses of operating our business. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

   Claims of Genta's Default Under Various Agreements.

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of March 31, 2001, approximately $726,900) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of March 31, 2001, approximately $563,700) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of March 31, 2001, approximately $89,300) and early termination payment of FF1,852,429 (as of March 31, 2001, approximately $249,400). A court hearing has been scheduled for June 11, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On March 31, 2001, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

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

     Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

         The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. As of May 7, 2001, the Company had 52,710,330 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, and option and warrant holders also could adversely affect the market price of the common stock.

         No predictions can be made of the effect that future market sales of the shares of common stock underlying the convertible securities and warrants referred to under the caption "MD&A -- Certain Trends and Uncertainties -- If we cease doing business and liquidate our assets, we are required to distribute proceeds to holders of our preferred stock before we distribute proceeds to holders of our common stock," or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that PCEs and chloroform have decreased in all but one of the monitoring sites. The Company has agreed to indemnify Promega in respect of this matter. Based on an estimate provided to the Company by the consulting firm, at December 31, 2000 and March 31, 2001 the Company has $49,700 and $34,700, respectively, accrued to cover remedial costs. Prior to 1999, such costs were not estimable and, therefore, no loss provision had been recorded. The Company believes that any costs stemming from further investigating or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $75,000 during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $63,200 to settle their potential liability. The Company expects to receive a revised settlement proposal from the EPA during the second quarter of 2001. While the terms of the settlement with the EPA have not been finalized, they should contain standard contribution protection and release language. The Company has agreed to indemnify Promega in respect of this matter. The Company believes that any costs stemming from further investigation or remediating this contamination will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

         During May 2000, Promega notified Genta by letter of two claims against Genta and Genta's subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2,820,000 under the JBL Agreement. Promega's letter stated that it intends to reduce to zero the principal amount of the $1.2 million promissory note it issued as partial payment for the assets of Genko (which note provided for a payment of $700,000 on June 30, 2000) and that therefore Genta owes Promega approximately $1.6 million. Genta believed that Promega's claims were without merit and , accordingly, on October 16, 2000 Genta filed suit in the US District Court of California against Promega for the non-payment of the $1.2 million note plus interest. On November 6, 2000, Promega filed a countersuit alleging indemnifiable damages in the aggregate amount of $2,820,000. In April 2001, the Company came to a verbal settlement with Promega regarding the unpaid note of $1.2 million (See Note 8). Under the tentative agreement, the Company has agreed to the following (i) write-off the accrued interest (ii) write down the $1.2 million note receivable to $200,000, which is to be repaid upon the settlement of both the Spill and Casmalia Disposal Site (See Note 10).

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received approximately 5.4 million French Francs (as of March 31, 2001, approximately $726,900) of funding in the form of a loan from the French government agency L'Agence Nationale de Valorisation de la Recherche ("ANVAR") towards research and development activities pursuant to an agreement (the "ANVAR Agreement") between ANVAR, Genta Europe and Genta. In October 1996, as part of the Company's restructuring program, Genta Europe terminated all scientific personnel. ANVAR asserted, in a letter dated February 13, 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request the immediate repayment of such loan. On July 1, 1998, ANVAR notified Genta Europe by letter of its claim that the Company remains liable for FF4,187,423 (as of March 31, 2001, approximately $563,700) and is required to pay this amount immediately. The Company does not believe that under the terms of the ANVAR Agreement ANVAR is entitled to request early repayment. ANVAR notified the Company that it was responsible as a guarantor of the note for the repayment. The Company's legal counsel in Europe has again notified ANVAR that the Company does not agree that the note is payable. The Company is working with ANVAR to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. There can be no assurance that the Company will not incur material costs in relation to these terminations and/or assertions of default or liability.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company at the Commercial Court in France, claiming alleged back rent payment of FF663,413 (as of March 31, 2001, approximately $89,300) and early termination payment of FF1,852,429 (as of March 31, 2001, approximately $249,400). A court hearing has been scheduled for June 11, 2001. The Company is working with its counsel in France to achieve a mutually satisfactory resolution. However, there can be no assurance that such a resolution will be obtained. On March 31, 2001, the Company has $574,800 of net liabilities of liquidated subsidiary recorded and, therefore, management believes no additional accrual is necessary. There can be no assurance that the Company will not incur material costs in relation to this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           None.

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENTA INCORPORATED
                          (Registrant)





                          By:      /s/ Raymond P. Warrell, Jr., M.D.
                                   ------------------------------------
                          Name:    Raymond P. Warrell, Jr., M.D.
                          Title:   Chairman, President, Chief Executive Officer
                                   and Principal Executive Officer







                          By:      /s/ Gerald M. Schimmoeller
                                   -------------------------------
                          Name:    Gerald M. Schimmoeller
                          Title:   Vice President, Chief Financial Officer
                                   and Principal Accounting Officer

Date:        May 15, 2001