Form 10-Q
period 2001-06-30
GENTA INCORPORATED /DE/
filed 2001-08-14
CIK 880643

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

                  For the quarterly period ended June 30, 2001

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

                  Yes  X             No
                     -----             ------

     As of August 7, 2001, the registrant had 54,523,330 shares of common stock outstanding.

================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2001
            (Unaudited) and December 31, 2000                                 3

          Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)     4

          Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000 (Unaudited)               5

          Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 4.   Submission of Matters to a Vote of Security Holders                20

Item 6.   Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                   22

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,    DECEMBER 31,
(In thousands, except per share data)                                                  2001         2000
                                                                                   -----------   ------------
                                                                                   (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents ...................................................    $   9,906     $  19,025
   Short term investments ......................................................       27,695        31,174
   Accounts receivable .........................................................           12            --
   Notes receivable ............................................................          200         1,338
   Prepaid expenses ............................................................          931           425
                                                                                    ---------     ---------
Total current assets ...........................................................       38,744        51,962

Property and equipment, net ....................................................        1,023           758
Intangibles, net ...............................................................        2,524         2,923
Restricted cash relating to office lease .......................................          247           247
Deposits and other assets ......................................................           --            50
Prepaid royalties ..............................................................        1,268         1,268
                                                                                    ---------     ---------
Total assets ...................................................................    $  43,806     $  57,208
                                                                                    =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................    $   3,594     $     614
   Accrued compensation ........................................................          150           225
   Other accrued expenses ......................................................          489         2,227
   Liabilities of liquidated foreign subsidiary, net ...........................          575           575
                                                                                    ---------     ---------
Total current liabilities ......................................................        4,808         3,641

Stockholders' equity:
   Preferred stock, Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 261 shares issued and
     outstanding at June 30, 2001 and December 31, 2000, respectively;
     liquidation value of $13,060 ..............................................           --            --
   Common stock, $.001 par value; 95,000 shares authorized,
      54,013 and 51,085 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively ........................           54            51
   Additional paid-in capital ..................................................      210,621       206,452
   Accumulated deficit .........................................................     (170,310)     (151,949)
   Deferred compensation .......................................................       (1,492)       (1,082)
   Accumulated other comprehensive income ......................................          125            95
                                                                                    ---------     ---------
Total stockholders' equity .....................................................       38,998        53,567
                                                                                    ---------     ---------
Total liabilities and stockholders' equity .....................................    $  43,806     $  57,208
                                                                                    =========     =========

     See accompanying notes to condensed consolidated financial statements.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
(In thousands, except per share data)                      2001              2000         2001             2000
                                                         --------          --------     --------         --------
Revenues:
   License fees .....................................    $     --          $     --     $     70         $     --
   Royalty fees .....................................          12                --           12               --
                                                         --------          --------     --------         --------
                                                               12                --           82               --

Costs and expenses:
   Research and development .........................       9,318             2,048       14,974            2,554
   General and administrative .......................       1,811               977        3,184            1,830
   Promega settlement ...............................          --                --        1,000               --
   Compensation expense related to stock options ....         243                66          394            8,057
                                                         --------          --------     --------         --------
                                                           11,372             3,091       19,552           12,441
                                                         --------          --------     --------         --------
Loss from operations ................................     (11,360)           (3,091)     (19,470)         (12,441)
Equity in net income of joint venture ...............          --                --           --              502
Other income, principally net interest income .......         457               152        1,108              263
                                                         --------          --------     --------         --------
Net loss ............................................     (10,903)           (2,939)     (18,362)         (11,676)
Preferred stock dividends ...........................          --                --           --           (3,443)
                                                         --------          --------     --------         --------
Net loss applicable to common shares ................    $(10,903)         $ (2,939)    $(18,362)        $(15,119)
                                                         ========          ========     ========         ========
Net loss per common share ...........................    $  (0.21)         $  (0.09)    $  (0.35)        $  (0.49)
                                                         ========          ========     ========         ========
Shares used in computing net loss per common share ..      52,924            33,373       52,100           30,588
                                                         ========          ========     ========         ========

     See accompanying notes to condensed consolidated financial statements.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                         SIX MONTHS ENDED JUNE 30,
(In thousands)                                                            2001            2000
                                                                         --------        --------
OPERATING ACTIVITIES
Net loss .............................................................   $(18,362)       $(11,676)
Items reflected in net loss not requiring cash:
   Depreciation and amortization .....................................        518             166
   Loss on disposal of fixed assets ..................................          9              --
   Loss on Promega settlement ........................................      1,000              --
   Compensation expense related to stock options .....................        394           8,057
Changes in operating assets and liabilities ..........................      1,182            (100)
                                                                         --------        --------
Net cash used in operating activities ................................    (15,259)         (3,553)

INVESTING ACTIVITIES
  Purchase of available-for-sale short-term investments ..............    (11,304)         (2,296)
  Maturities and sales of available-for-sale short-term investments ..     14,468           1,018
  Purchase of property and equipment .................................       (392)            (20)
  Principal payments received on notes receivable ....................         --              80
  Purchase of intangibles ............................................         --            (400)
                                                                         --------        --------
Net cash provided by (used in) investing activities ..................      2,772          (1,618)

FINANCING ACTIVITIES
  Issuance of common stock upon exercise of warrants and options .....      3,368           1,970
                                                                         --------        --------
Net cash provided by financing activities ............................      3,368           1,970
Decrease in cash and cash equivalents ................................     (9,119)         (3,201)
Cash and cash equivalents at beginning of period .....................     19,025          10,101
                                                                         --------        --------
Cash and cash equivalents at end of period ...........................   $  9,906        $  6,900
                                                                         ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ........................................................   $     --        $      5

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Market value change of available-for-sale equity securities ..........         (3)             --
Market value change of available-for-sale short-term investments .....        (33)             --
Common stock issued in payment of hiring bonus .......................         50              --
Common stock issued in payment of dividends on preferred stock .......         --             953
Common stock issued in payment of patent portfolios ..................         --           2,484
Preferred stock dividends accrued ....................................         --           3,443


     See accompanying notes to condensed consolidated financial statements.

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

     Net Loss Per Common Share

     Basic and diluted loss per common share are identical for the three and six months ended June 30, 2000 and 2001 as potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

     Recent Accounting Pronouncements

     The Company implemented SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 and did not have any derivative instruments that resulted in a transition adjustment.

     In June, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards 141 (SFAS 141), "Business Combinations". This standard eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. The Company intends to adopt the provisions of SFAS 141 as of the effective date but does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires periodic evaluation of goodwill and indefinite lived intangible assets for impairment and discontinues amortization of such intangibles. SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and the Company intends to adopt the provisions of SFAS 142 as of the effective date. The impact of this pronouncement on the Company's financial position and results of operations is currently being evaluated.

(2)  DISCONTINUED OPERATIONS

     On March 19, 1999, the Company entered into an agreement (the "JBL Agreement") with Promega Corporation ("Promega") whereby a wholly-owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of JBL Scientific, Inc. ("JBL"), a Genta wholly-owned subsidiary. Consideration for this transaction consisted of approximately $4.8 million in cash, a 7% promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The transaction was completed on May 10, 1999 and the Company recognized $1.6 million as gain on sale of discontinued operations.

     During May 2000, Promega notified Genta regarding two claims against Genta and its wholly-owned subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2.82 million under the JBL Agreement. Promega announced that it intended to offset against the principal amount due under its $1.2 million promissory note issued as partial consideration for the Genko assets, which note provided for payment of $.7 million on June 30, 2000. Promega further demanded an additional $1.62 million in settlement of this matter. Genta believed that Promega's claims were without merit and, accordingly, on October 16, 2000, Genta filed suit in the US District Court of California for nonpayment on the $1.2 million promissory note plus accrued interest. On November 6, 2000, Promega filed a counter suit against the Company in the US District Court of California for the indemnifiable damages discussed above. During the first quarter of 2001, the Company agreed to resolve the matter with Promega and, in connection therewith, agreed to restructure its $1.2 million promissory note receivable to provide for a $.2 million non-interest bearing note due upon final resolution of certain environmental issues related to JBL as more fully discussed in Note 6, and forgive all accrued interest. The transaction resulted in a non-recurring charge of $1.0 million for the quarter ended March 31, 2001.

     In connection with the JBL Agreement, .25 million stock options to purchase Genta common stock (the "Options") were granted to the former employees of JBL pursuant to an ongoing service arrangement between Promega and the Company. The Options were accounted for pursuant to guidelines in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and EITF 96-18 using the Black-Scholes option pricing model, had an exercise price of $2.03 per share, a one-year vesting period and an expiration date two years after the date of grant. The estimated fair value of the Options was based on services provided and aggregated $1.7 million as of June 30, 2000. Fluctuations in the market price of the common stock underlying the Options resulted in a charge of $.948 million to compensation expense related to stock options for the six months ended June 30, 2000. The Options were fully vested on May 9, 2000 and, accordingly, no additional compensation expense related to stock options has been recognized for the six months ended June 30, 2001.

(3)  SHORT-TERM INVESTMENTS

     All corporate debt securities at June 30, 2001, mature within one year or less. Information in the aggregate with respect to these investments is presented below (in thousands):

                  Gross         Gross
    Amortized   unrealized    unrealized   Estimated
     costs        gains         losses     fair value
    ---------   ----------    ----------   ----------
    $ 27,570      $ 163         $ 38        $ 27,695
    ========      =====         ====        ========

(4)  EQUITY IN NET INCOME OF JOINT VENTURE (GENTA JAGO)

     Genta Jago Technologies B.V. ("Genta Jago") is a joint venture formed by Skyepharma PLC and Genta. On March 4, 1999, SkyePharma PLC (on behalf of itself and its affiliates) entered into an interim agreement with Genta (the "Interim JV Agreement") pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago. Under the terms of the Interim JV Agreement, SkyePharma PLC assumed responsibility for substantially all the obligations of the joint venture to third parties as well as further development of the product line. Pursuant to the terms of the agreement, earnings of the joint venture are to be allocated equally between the two parties. Accordingly, Genta recognized $.502 million as its equity in net income of the joint venture during the first quarter of 2000. Since the first quarter of 2000, there have been no earnings of the joint venture to be allocated between the two parties.

(5)  COMPREHENSIVE LOSS

     The following sets forth the calculation of comprehensive loss for the respective periods presented below:


(In thousands)                             Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------      -------------------------
                                              2001            2000            2001            2000
                                            --------        --------        --------        --------
Net loss ............................        (10,903)         (2,939)        (18,362)        (11,676)
Unrealized (loss) gain on market
value change on available-for-sale
short-term investments ..............            (35)             --              91              --
                                            --------        --------        --------        --------
Total comprehensive loss ............       $(10,938)       $ (2,939)       $(18,271)       $(11,676)
                                            ========        ========        ========        ========

(6)  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board ("the Board") for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that PCEs and chloroform have decreased in all but one of the monitoring sites. Accordingly, in April 2001, the Company requested closure of this matter from the Board as the current sampling results indicate that PCEs and chloroform have decreased in all of the monitoring sites. The Company has agreed to indemnify Promega with respect to this matter and, in the opinion of management, has adequately accrued to cover remedial expenses as of June 30, 2001. Management also believes that any residual expense stemming from further investigation or remediation of this matter will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site located in Santa Barbara, California. The EPA has designated JBL as a de minimis PRP and the Company expects to receive a revised settlement proposal from the EPA later this year. While the terms of the EPA settlement have not been finalized, management believes that such terms shall provide for standard contribution protection and release provisions. The Company has agreed to indemnify Promega with respect to this matter and management believes that any residual expense stemming from further investigation or remediation of this matter will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received funding in the form of a loan from L'Agence Nationale de Valorisayion de la Recherche ("ANVAR"), a French government agency, in the amount of FF5.4 million (or $.7 million at June 30, 2001) with a scheduled maturity of December 31, 2002. The utilization of the proceeds was intended to fund research and development activities pursuant to an agreement between ANVAR, Genta Europe and Genta (the "ANVAR Agreement"). In October 1996, in connection with a restructuring of the Company's operations, Genta terminated all scientific personnel of Genta Europe. ANVAR asserted in February 1998 that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or $.54 million at June 30, 2001) and subsequently notified the Company that it was liable as a guarantor on the note. The Company does not believe that ANVAR is entitled to accelerated repayment under the terms of the ANVAR Agreement and it is currently negotiating with ANVAR to achieve a mutually satisfactory resolution, although there can be no assurance thereof.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million or $.3 million at June 30, 2001. A court hearing took place on June 11, 2001 but no ruling is expected prior to September 2001. As of June 30, 2001, the Company has accrued a net liability of approximately $.58 million related to the liquidated subsidiary. Management believes that this contingency is adequately reserved, although there can be no assurance thereof.

     PURCHASE COMMITMENTS

     During 2001 the Company entered into various commitments with respect to the development and manufacture of certain Gallium-containing compounds and as a result incurred R&D expense of $.34 million related to these commitments through June 30, 2001. The Company has remaining commitments under these agreements aggregating $.89 million as of June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to June 30, 2001, the Company has incurred a cumulative net loss of approximately $170.3 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. For example, the results obtained in pre-clinical or clinical studies may not be indicative of results that will be obtained in future clinical trials, and delays in the initiation or completion of clinical trials may occur as a result of many factors. Further examples of such risks and uncertainties also include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations; timely development, receipt of necessary regulatory approvals, and acceptance of new products; the successful application of the Company's technology to produce new products; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies; and changing market conditions. Additional risks and uncertainties are set forth under "Certain Trends and Uncertainties". The Company does not undertake to update forward- looking statements. Although the Company believes that the forward-looking statements contained herein are reasonable, it can give no assurances that the Company's expectations are correct.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES. Royalty fees associated with worldwide non-exclusive license agreements entered into during 2000 and 2001 were recognized in the second quarter of 2001. No such agreements were in place during the first quarter of 2000.

     COSTS AND EXPENSES. Costs and expenses for the second quarter of 2001 increased 268% to $11.372 million as compared to the second quarter of 2000. The increase in costs and expenses related mainly to increased drug supply costs, investigator and monitor fees for current on-going clinical studies, increased payroll costs associated with additional headcount along and increased marketing expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of 2001 increased 355% to $9.318 million as compared to the second quarter of 2000. The increase in research and development expenses is primarily attributable to drug supply costs, investigator and monitor fees for current on-going clinical studies, and increased payroll costs associated with additional headcount.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of 2001 increased 85% to $1.811 million as compared to the second quarter of 2000. The increase in general and administrative expenses is primarily related to payroll costs associated with additional headcount and increased marketing expenses.

     COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options for the second quarter of 2001 increased 268% to $.243 million as compared to the second quarter of 2000. The increase in compensation expense related to stock options is primarily due to the fluctuations in the market price of the common stock underlying the stock options for the quarters immediately preceding June 30, 2001 and June 20, 2000.

     OTHER INCOME. Net interest income increased 201% to $.457 million for the quarter ended June 30, 2001 as compared to the comparable prior period, principally as a result of higher average balances of earning assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES. License and royalty fees associated with worldwide non-exclusive license agreements entered into during 2000 and 2001 were recognized in the first six months of 2001, including an upfront cash payment. There were no such agreements in effect during the first half of 2000.

     COSTS AND EXPENSES. Costs and expenses for the first six months of 2001 increased 57% to $19.552 million as compared to the first six months of 2000. The increase in costs and expenses related mainly to increased drug supply costs, investigator and monitor fees for current on-going clinical studies, increased payroll costs associated with additional headcount and increased marketing expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for first six months of 2001 increased 486% to $14.974 million the first six months of 2000. The increase in research and development expenses is primarily attributable to drug supply costs, investigator and monitor fees for current on-going clinical studies, and increased payroll costs associated with additional headcount.

     As a result of the initiation of Phase 3 clinical trials for melanoma, chronic lymphocytic leukemia (CLL) and multiple myeloma, it is anticipated that future research and development expenses will continue to escalate at an increasing rate as the development program for Genasense(TM) expands and more patients are enrolled in clinical trials. Furthermore, the Company is pursuing other opportunities for new product development candidates which pursuits, if successful, will require additional research and development expenses. There can be no assurance that the trials will proceed in this manner or that the Company will initiate new development programs. Ongoing Phase 3 clinical trials and related drug supply costs were minimal in the six months ended June 30, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for first six months of 2001 increased 74% to $3.184 million as compared to the first six months of 2000. The increase is primarily related to payroll costs associated with additional headcount and increased marketing expenses.

     PROMEGA SETTLEMENT. During the first quarter of 2001, the Company agreed to resolve the matter more fully discussed in Note 2, and in connection therewith, the Company agreed to restructure its $1.2 million promissory note receivable to provide for a $.2 million non-interest bearing note due upon final resolution of certain environmental issues related to JBL as more fully discussed in Note 6, and forgiveness of all accrued interest. The transaction resulted in a non-recurring charge of $1.0 million for the quarter ended March 31, 2001.

     COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options for first six months decreased 95% to $.394 million as compared to the first six months of 2000. The decrease in compensation expense related to stock options is primarily attributable to the acceleration of stock options for retiring Board members in the first quarter of 2000.

     EQUITY IN NET INCOME OF JOINT VENTURE. Genta recognized approximately $.502 million as its equity in net income of the joint venture for the six months ended June 30, 2000, as more fully discussed in Note 4.

     OTHER INCOME. Net interest income increased 321% to $1.108 million for the first six months of 2001 as compared to the comparable prior period, principally as a result of higher average balances of earning assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cumulative cash provided from these offerings totaled approximately $176 million through June 30, 2001, including net proceeds of $40.0 million received in 2000 and $10.4 million received in 1999. At June 30, 2001, the Company had cash, cash equivalents and short-term investments totaling $37.6 million compared to approximately $50.2 million at December 31, 2000. Management believes the Company will have sufficient liquidity to maintain its present level of operations into the second quarter of 2002.

     The Company's principal expenditures relate to its research and development activities, which includes the Company's current and on-going clinical trials. The Company expects this to continue at an increasing rate until its lead anti-cancer drug, Genasense(TM), is approved for commercialization.

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

     Management believes that successful development of the Company's Gallium products franchise may yield substantial clinical and competitive advantages. Accordingly, during 2001 the Company entered into various commitments with respect to the development and manufacture of certain Gallium-containing compounds and as a result incurred R&D expense of $.34 million related to these commitments through June 30, 2001. The Company has remaining commitments under these agreements aggregating $.89 million as of June 30, 2001.

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

     Our Company's operations to date have consumed substantial amounts of cash. Based on our current operating plan, we believe that our available resources, including the proceeds from two private offerings in September and November 2000, will be adequate to satisfy our capital needs into the second quarter of 2002. Our future capital requirements will depend on the results of our research and development activities, pre-clinical studies and bioequivalence and clinical trials, competitive and technological advances, and regulatory processes of the FDA and other regulatory authority. In order to commercialize our products, we will need to raise additional financing. We may seek additional financing through public and private resources, including debt or equity financing, or through collaborative or other arrangements with research institutions and corporate partners. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. If we raise additional capital by issuing equity, or securities convertible into equity, the ownership interest of existing Genta stockholders will be subject to further dilution and share prices may decline. If we are unable to raise additional financing, we will need to do the following:

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

     Certain of our affiliates, Aries Domestic Fund, LP, Aries Domestic Fund II, LP, and Aries Trust (together the "Aries Funds"), have the contractual right, which expires January 1, 2002, to appoint a majority of the members of the Board of Directors of the Company. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager of the Aries Funds. The Aries Funds have the right to convert and exercise their securities into a significant portion of the outstanding Common Stock. Dr. Lindsay A. Rosenwald, the Chairman and sole stockholder of PCAM, is also the Chairman of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. PCAM, PCI and its affiliates collectively control approximately 40% of the Company's Common Stock when calculated on a fully diluted basis. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, the law requires that any transactions between Genta and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, our affiliates including PCAM and PCI are not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and we do not expect and you should not expect, that any biomedical or pharmaceutical product or technology developed by any affiliate in the future will be made available to us. In addition, some of our officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We cannot assure you that these other companies will not have interests in conflict with ours.

   Concentration of ownership of our stock could lead to a delay or prevent a change of control.

     Our directors, executive officers and principal stockholders and their affiliates own a significant percentage of our outstanding common stock and preferred stock. They also have, through the exercise of options and warrants, the right to acquire even more common stock and preferred stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of Genta.

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

     The Company has not been profitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials and manufacturing activities. From the period since its inception to June 30, 2001, the Company has incurred a cumulative net loss of $170.3 million. We expect to continue to incur losses until such time as product and other revenue exceed expenses of operating our business. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

   Claims of Genta's Default Under Various Agreements.

     During 1995, Genta Europe, a wholly-owned subsidiary of the Company, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or $.7 million at June 30, 2001) with a scheduled maturity of December 31, 2002. The utilization of the proceeds was intended to fund research and development activities pursuant to the ANVAR Agreement. In October 1996, in connection with a restructuring of the Company's operations, Genta terminated all scientific personnel of Genta Europe. ANVAR asserted in February 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or $.54 million at June 30, 2001) and subsequently notified the Company that it was liable as a guarantor on the note. The Company does not believe that ANVAR is entitled to accelerated repayment under the terms of the ANVAR Agreement and it is currently negotiating with ANVAR to achieve a mutually satisfactory resolution, although there can be no assurance thereof.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of

Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million or $.3 million at June 30, 2001. A court hearing took place on June 11, 2001 but no ruling is expected prior to September 2001. As of June 30, 2001, the Company has accrued a net liability of approximately $.58 million related to the liquidated subsidiary. Management believes that this contingency is adequately reserved, although there can be no assurance thereof.

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

   Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

     The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. As of August 7, 2001, the Company had 54,523,330 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, and option and warrant holders also could adversely affect the market price of the common stock.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted, under the supervision of the California Regional Water Quality Control Board ("the Board") for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL shows that PCEs and chloroform have decreased in all but one of the monitoring sites. Accordingly, in April 2001, the Company requested closure of this matter from the Board as the current sampling results show that PCEs and chloroform have decreased in all of the monitoring sites and is currently awaiting its decision. The Company has agreed to indemnify Promega with respect to this matter and, in the opinion of management, has adequately accrued to cover remedial expenses as of June 30, 2001. Management also believes that any residual expense stemming from further investigation or remediation of this matter will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency (the "EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site located in Santa Barbara, California. The EPA has designated JBL as a de minimis PRP and the Company expects to receive a revised settlement proposal from the EPA later this year. While the terms of the EPA settlement have not been finalized, management believes that such terms shall provide for standard contribution protection and release provisions. The Company has agreed to indemnify Promega with respect to this matter and management believes that any residual expense stemming from further investigation or remediation of this matter will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

     During 1995, Genta Europe, a wholly-owned subsidiary of the Company, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or $.7 million at June 30, 2001). The utilization of the proceeds was intended to fund research and development activities pursuant to the ANVAR Agreement. In October 1996, in connection with a restructuring of the Company's operations, Genta terminated all scientific personnel of Genta Europe. ANVAR asserted, in February 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for immediate repayment of the loan in the amount of FF4.2 million (or $.54 million at June 30, 2001) and subsequently notified the Company that it was liable as a guarantor on the note. The Company does not believe that ANVAR is entitled to request early repayment under the terms of the ANVAR Agreement and it is currently negotiating with ANVAR to achieve a mutually satisfactory resolution, although there can be no assurance thereof.

     On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million or $.3 million at June 30, 2001. A court hearing took place on June 11, 2001 but no ruling is expected prior to September 2001. As of June 30, 2001, the Company has accrued a net liability of approximately $.58 million related to the liquidated subsidiary. Management believes that this contingency is adequately reserved, although there can be no assurance thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on June 14, 2001.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors' nominees for directors listed in the definitive proxy statement of the Company dated as of May 14, 2001. All of the Board of Directors' nominees were elected.

     (c)  Briefly described below is each matter voted upon at the Annual
          Meeting.

          (i) Election of seven directors. Total combined voting power of the shares of Common Stock voted and withheld for the election of each director was as follows:

               Directors                          Votes For        Withheld
               ---------                          ----------       --------

               Raymond P. Warrell, Jr., M.D.      40,749,833       704,167
               Mark C. Rogers, M.D.               41,234,817       219,183
               Donald G. Drapkin                  41,232,717       221,283
               Ralph Snyderman, M.D.              41,235,417       218,583
               Daniel D. Von Hoff, M.D.           41,236,217       217,783
               Harlan J. Wakoff                   41,235,117       218,883
               Michael S. Weiss                   41,218,793       235,207


          (ii) Approval of an amendment to the Company's 1998 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder, the result of the voting was as follows:

                    For:           38,779,695 votes
                    Against:        2,595,962 votes
                    Abstain:           78,343 votes


         (iii) Approval of an amendment to the Company's Non-Employee Directors' 1998 Stock Option Plan to decrease the number of shares authorized for issuance thereunder, the result of the voting was as follows:

                    For:           39,190,890 votes
                    Against:        2,196,942 votes
                    Abstain:           66,168 votes


          (iv) Approval of an amendment to the Company's Non-Employee Directors' 1998 Stock Option Plan to change the amount and the time when stock options are granted thereunder, the result of the voting was as follows:

                    For:           39,751,586 votes
                    Against:        1,622,523 votes
                    Abstain:           79,891 votes

          (v) Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors, the result of voting was as follows:

                    For:           41,359,191 votes
                    Against:           37,793 votes
                    Abstain:           57,016 votes


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GENTA INCORPORATED
                                (Registrant)





                                By: /s/ Raymond P. Warrell, Jr., M.D.
                                   ---------------------------------------------
                                Name: Raymond P. Warrell, Jr., M.D.
                                Title: Chairman, President, Chief Executive
                                       Officer and Principal Executive Officer







                                By: /s/ Alfred J. Fernandez
                                   ---------------------------------------------
                                Name: Alfred J. Fernandez
                                Title: Executive Vice President, Chief Financial
                                       Officer and Principal Accounting Officer

Date: August 14, 2001