Form 10-Q
period 2001-09-30
GENTA INCORPORATED /DE/
filed 2001-11-07
CIK 880643

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

                For the quarterly period ended September 30, 2001

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


          As of November 5, 2001, the registrant had 63,151,057 shares of common stock outstanding.

================================================================================

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q


                                                                                                  Page
                                                                                                  ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited)
              and December 31, 2000                                                                 3

           Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)                   4

           Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000 (Unaudited)                             5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                            11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                       21

Item 4.    Submission of Matters to a Vote of Security Holders                                     22

Item 6.    Exhibits and Reports on Form 8-K                                                        22


SIGNATURES                                                                                         23

                               GENTA INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,      DECEMBER 31,
(In thousands, except per share data)                                             2001               2000
                                                                              -------------      ------------
                                                                                (UNAUDITED)
                                              ASSETS
Current assets:
   Cash and cash equivalents..............................................        $18,383          $19,025
   Short-term investments.................................................         15,786           31,174
   Accounts receivable....................................................              8               --
   Notes receivable.......................................................            200            1,338
   Other current assets...................................................          1,223              425
                                                                                  -------          -------
Total current assets......................................................         35,600          $51,962

Property and equipment, net...............................................          1,231              758
Intangibles, net .........................................................          2,324            2,923
Other assets..............................................................          1,620            1,565
                                                                                  -------          -------
Total assets .............................................................        $40,775          $57,208
                                                                                  =======          =======

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................        $ 3,877          $   614
   Accrued expenses.......................................................          3,550            2,452
   Other current liabilities..............................................            595              575
                                                                                  -------          -------
Total current liabilities.................................................          8,022            3,641
                                                                                  -------          -------
   Deferred revenues, long-term...........................................             75               --
                                                                                  -------          -------
Stockholders' equity:
   Preferred stock, Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 261 shares issued and
      outstanding at September 30, 2001 and December 31, 2000,
      respectively; liquidation value of $13,060..........................             --               --
   Common stock, $.001 par value; 95,000 shares authorized,
      63,060 and 51,085 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively..............             63               51
   Additional paid-in capital ............................................        214,438          206,452
   Accumulated deficit ...................................................       (180,731)        (151,949)
   Deferred compensation .................................................         (1,078)          (1,082)
   Accumulated other comprehensive (loss) income..........................            (14)              95
                                                                                  -------          -------

Total stockholders' equity ...............................................         32,678           53,567
                                                                                  -------          -------

Total liabilities and stockholders' equity................................        $40,775          $57,208
                                                                                  =======          =======

     See accompanying notes to condensed consolidated financial statements.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------      -------------------------------
(In thousands, except per share data)                           2001              2000              2001               2000
                                                              --------          -------            --------          --------
Revenues:
   License fees ......................................        $     22          $    17            $     92          $     17
   Royalty fees ......................................               1               --                  13                --
                                                              --------          -------            --------          --------
                                                                    23               17                 105                17
                                                              --------          -------            --------          --------
Costs and expenses:
   Research and development ..........................           9,150            1,360              23,786             3,914
   General and administrative ........................           2,060              897               5,582             2,727
   Promega settlement ................................              --               --               1,000                --
   Compensation expense related to stock options .....             186              256                 580             8,313
                                                              --------          -------            --------          --------
                                                                11,396            2,513              30,948            14,954
                                                              --------          -------            --------          --------
Loss from operations .................................         (11,373)          (2,496)            (30,843)          (14,937)

Equity in net income of joint venture ................              --               --                  --               502
Other income, principally net interest income ........             953              192               2,061               455
                                                              --------          -------            --------          --------
Net loss .............................................         (10,420)          (2,304)            (28,782)          (13,980)
Preferred stock dividends ............................              --               --                  --            (3,443)
                                                              --------          -------            --------          --------
Net loss applicable to common shares .................        $(10,420)         $(2,304)           $(28,782)         $(17,423)
                                                              ========          =======            ========          ========

Net loss per common share ............................        $  (0.19)         $ (0.05)           $  (0.54)         $  (0.50)
                                                              ========          =======            ========          ========

Shares used in computing net loss per common share ...          54,735           44,168              52,988            35,164
                                                              ========          =======            ========          ========



     See accompanying notes to condensed consolidated financial statements.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
(In thousands)                                                                     2001            2000
                                                                                ---------        --------
OPERATING ACTIVITIES
Net loss .............................................................          $(28,782)       $(13,980)
Items reflected in net loss not requiring cash:
   Depreciation and amortization .....................................               802             368
   Loss on disposal of fixed assets ..................................                15              --
   Loss on Promega settlement ........................................             1,000              --
   Compensation expense related to stock options .....................               580           8,313
Changes in operating assets and liabilities ..........................             3,523            (251)
                                                                                --------        --------
Net cash used in operating activities ................................           (22,862)         (5,550)
                                                                                --------        --------

INVESTING ACTIVITIES
  Purchase of available-for-sale short-term investments ..............           (11,304)         (2,296)
  Maturities and sales of available-for-sale short-term investments ..            26,792           2,296
  Purchase of property and equipment .................................              (690)           (170)
  Principal payments received on notes receivable ....................                --              80
  Purchase of intangibles ............................................                --            (400)
                                                                                --------        --------
Net cash provided by (used in) investing activities ..................            14,798            (490)
                                                                                --------        --------
FINANCING ACTIVITIES
  Issuance of common stock upon exercise of warrants and options .....             7,422           2,857
  Proceeds from issuance of common stock for private placement,
   net ...............................................................                --          13,656
                                                                                --------        --------
Net cash provided by financing activities ............................             7,422          16,513
                                                                                --------        --------
(Decrease) increase in cash and cash equivalents .....................              (642)         10,473

Cash and cash equivalents at beginning of period .....................            19,025          10,101
                                                                                --------        --------
Cash and cash equivalents at end of period ...........................          $ 18,383        $ 20,574
                                                                                ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ........................................................          $     --        $     15

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Market value change of available-for-sale equity securities ..........                (3)             --
Market value change of available-for-sale short-term investments .....               (45)             --
Common stock issued in payment of hiring bonus .......................                50              --
Common stock issued in payment of dividends on preferred stock .......                --             953
Common stock issued in payment of patent portfolios ..................                --           2,484
Preferred stock dividends accrued ....................................                --           3,443
Income receivable for exercise of warrants ...........................                --           5,151
Stock warrants issued to placement agent .............................                --             867



     See accompanying notes to condensed consolidated financial statements.

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

         Net Loss Per Common Share

         Basic and diluted loss per common share are identical for the three and nine months ended September 30, 2000 and 2001 as potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

         Recent Accounting Pronouncements

         The Company implemented Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 and did not have any derivative instruments that resulted in a transition adjustment.

         In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards 141 ("SFAS 141"), "Business Combinations". SFAS 141 eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. The Company has adopted the provisions of SFAS 141 as of the effective date but does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires periodic evaluation of goodwill and indefinite lived intangible assets for impairment and discontinues amortization of such intangibles. SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and the Company intends to adopt the provisions of SFAS 142 as of the effective date. The impact of this pronouncement on the Company's financial position and results of operations is currently being evaluated.

         In August 2001, the FASB issued Statement of Financial Accounting Standards 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 requires that the liability for an asset retirement obligation should be recognized at its fair market value when these liabilities are incurred. SFAS 143 will be effective for fiscal years beginning after June 15, 2002 and the Company intends to adopt the provisions of SFAS 143 as of the effective date but does not expect SFAS 143 to have a material effect on the Company's financial position or results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001 and the Company intends to adopt the provisions of SFAS 144 as of the effective date but does not expect SFAS 144 to have a material effect on the Company's financial position or results of operations.

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

         During May 2000, Promega notified Genta regarding two claims against Genta and its wholly-owned subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2.82 million under the JBL Agreement. Promega announced that it intended to offset against the principal amount due under its $1.2 million promissory note issued as partial consideration for the Genko assets, which note provided for payment of $.7 million on June 30, 2000. Promega further demanded an additional $1.62 million in settlement of this matter. Genta believed that Promega's claims were without merit and, accordingly, on October 16, 2000, Genta filed suit in the US District Court of California for nonpayment on the $1.2 million promissory note plus accrued interest. On November 6, 2000, Promega filed a counter suit against the Company in the US District Court of California for the indemnifiable damages discussed above. During the first quarter of 2001, the Company agreed to resolve the matter with Promega, and, in connection therewith, agreed to restructure its $1.2 million promissory note receivable to provide for a $.2 million non-interest bearing note due upon final resolution of certain environmental issues related to JBL as more fully discussed in Note 8, and forgive all accrued interest. The transaction resulted in a non-recurring charge of $1.0 million for the quarter ended March 31, 2001.

         In connection with the JBL Agreement, .25 million stock options to purchase Genta common stock (the "Options") were granted to the former employees of JBL pursuant to an ongoing service arrangement between Promega and the Company. The Options were accounted for pursuant to guidelines in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and EITF 96-18 using the Black-Scholes option pricing model, and had an exercise price of $2.03 per share, a one-year vesting period and an expiration date two years after the date of grant. The estimated fair value of the Options was based on services provided and aggregated $1.7 million as of September 30, 2000. Fluctuations in the market price of the common stock underlying the Options, amortized over the vesting period, resulted in a charge of $.948 million to compensation expense related to stock options for the nine months ended September 30, 2000. The Options were fully vested on May 9, 2000 and, accordingly, no additional compensation expense related to stock options has been recognized for the nine months ended September 30, 2001.

(3)      Short-Term Investments

         All corporate debt securities at September 30, 2001, mature within one year or less. Information in the aggregate with respect to these investments is presented below (in thousands):

                             Gross             Gross
        Amortized          unrealized        unrealized         Estimated
          costs              gains             losses          fair value
        ---------          ----------        ----------        ----------

         $ 15,800             $ 62              $ 76            $ 15,786
         ========             ====              ====            ========

(4)      DEFERRED REVENUES

         In July 2001, the Company entered into a non-exclusive license agreement which included an up front cash payment of $.1 million along with royalty payments on product sales. This license agreement expires in July 2006. The Company will recognize license fee revenue for the up-front payment over the term of the agreement in accordance with Staff Accounting Bulletin No. 101.

(5)      EQUITY IN NET INCOME OF JOINT VENTURE (GENTA JAGO)

         Genta Jago Technologies B.V. ("Genta Jago") is a joint venture formed by Skyepharma PLC and Genta. On March 4, 1999, SkyePharma PLC (on behalf of itself and its affiliates) entered into an interim agreement with Genta (the "Interim JV Agreement") pursuant to which the parties to the joint venture released each other from all liability relating to unpaid development costs and funding obligations of Genta Jago. Under the terms of the Interim JV Agreement, SkyePharma PLC assumed responsibility for substantially all the obligations of the joint venture to third parties as well as further development of the product line. Pursuant to the terms of the agreement, earnings of the joint venture are to be allocated equally between the two parties. Accordingly, Genta recognized $.502 million as its equity in net income of the joint venture during the first quarter of 2000. Since the first quarter of 2000, there have been no earnings or losses of the joint venture to be allocated between the two parties.

(6)      COMPREHENSIVE LOSS

         The following sets forth the calculation of comprehensive loss for the respective periods presented below:

(In thousands)                         Three Months Ended September 30,          Nine Months Ended September 30,
                                       --------------------------------          -------------------------------
                                           2001                2000                  2001                 2000
                                         --------            -------               --------             --------
Net loss ..........................      $(10,420)           $(2,304)              $(28,782)            $(13,980)
Unrealized loss on market value
change on available-for-sale
short-term investments ............          (139)                --                   (109)                  --
                                         --------            -------               --------             --------
Total comprehensive loss ..........      $(10,559)           $(2,304)              $(28,891)            $(13,980)
                                         ========            =======               ========             ========

(7)      RELATED PARTY TRANSACTIONS

         In September 2001, the Company received approximately $3.4 million from certain affiliates, Aries Select I, LLC, Aries Select II, LLC, and Aries Select, LTD, upon the conversion of warrants into approximately 8.8 million shares of common stock.

(8)      COMMITMENTS AND CONTINGENCIES

         LITIGATION

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted under the supervision of the California Regional Water Quality Control Board ("the Water Board") for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. In April 2001, the Company requested closure of this matter from the Water Board as the current sampling results indicated that PCEs and chloroform have decreased in all of the monitoring sites. The Water Board has instructed the Company to remove these monitoring wells, which is the last step before final site closure. The Company is currently in the process of having these monitoring wells removed. The Company has agreed to indemnify Promega with respect to this matter and, in the opinion of management, has adequately accrued to cover remedial expenses as of September 30, 2001. Management also believes that any residual expense stemming from further investigation or remediation of this matter will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

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

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of the Company, received funding in the form of a loan from L'Agence Nationale de Valorisayion de la Recherche ("ANVAR"), a French government agency, in the amount of FF5.4 million (or $.75 million at September 30, 2001) with a scheduled maturity of December 31, 2002. The utilization of the proceeds was intended to fund research and development activities pursuant to an agreement between ANVAR, Genta Europe and Genta (the "ANVAR Agreement"). In October 1996, in connection with a restructuring of the Company's operations, Genta terminated all scientific personnel of Genta Europe. ANVAR asserted in February 1998 that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or $.58 million at September 30, 2001) and subsequently notified the Company that it was liable as a guarantor on the note. The Company does not believe that ANVAR is entitled to accelerated repayment under the terms of the ANVAR Agreement and it is currently negotiating with ANVAR to achieve a mutually satisfactory resolution, although there can be no assurance thereof.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or $.35 million at September 30, 2001). A court hearing took place on June 11, 2001 but no ruling has been made as of September 30, 2001. As of September 30, 2001, the Company has accrued a net liability of approximately $.58 million related to the liquidated subsidiary. Management believes that this contingency is adequately reserved, although there can be no assurance thereof.

         PURCHASE COMMITMENTS

         During the first nine months of 2001 the Company entered into various commitments with respect to the development and manufacture of certain Gallium-containing compounds and, as a result, incurred R&D expense of $.67 million related to these commitments through September 30, 2001. The Company has remaining commitments under these agreements aggregating $.37 million as of September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to September 30, 2001, the Company has incurred a cumulative net loss of approximately $180.7 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES. License and royalty fees associated with worldwide non-exclusive licensing agreements entered into during 2000 and 2001 were recognized in the third quarter of 2001.

         COSTS AND EXPENSES. Costs and expenses for the third quarter of 2001 increased 353% to $11.396 million as compared to the third quarter of 2000. The increase in costs and expenses related primarily to increased drug supply costs, investigator and monitor fees for current on-going clinical studies, increased payroll costs associated with additional headcount and increased marketing expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of 2001 increased 573% to $9.150 million as compared to the third quarter of 2000. The increase in research and development expenses is primarily attributable to drug supply costs, investigator and monitor fees for current on-going clinical studies, and increased payroll costs associated with additional headcount.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of 2001 increased 130% to $2.060 million as compared to the third quarter of 2000. The increase in general and administrative expenses is primarily related to payroll costs associated with additional headcount and increased marketing expenses.

         COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options for the third quarter of 2001 decreased 27% to $.186 million as compared to the third quarter of 2000. The decrease in compensation expense related to stock options is primarily due to the fluctuations in the market price of the common stock underlying the stock options for the quarters immediately preceding September 30, 2001 and September 30, 2000.

         OTHER INCOME. Net interest income increased 396% to $.953 million for the third quarter ended September 30, 2001 as compared to the third quarter 2000, principally as a result of higher average balances of earning assets.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES. License and royalty fees associated with worldwide non-exclusive licensing agreements entered into during 2000 and 2001 were recognized in the first nine months of 2001.

         COSTS AND EXPENSES. Costs and expenses for the first nine months of 2001 increased 107% to $30.948 million as compared to the first nine months of 2000. The increase in costs and expenses related primarily to increased drug supply costs, investigator and monitor fees for current on-going clinical studies, increased payroll costs associated with additional headcount and increased marketing expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for first nine months of 2001 increased 508% to $23.786 million as compared to the first nine months of 2000. The increase in research and development expenses is primarily attributable to drug supply costs, investigator and monitor fees for current on-going clinical studies, and increased payroll costs associated with additional headcount.

         As a result of the initiation of Phase 3 clinical trials for melanoma, chronic lymphocytic leukemia (CLL) and multiple myeloma, it is anticipated that future research and development expenses will continue to escalate at an increasing rate as the development program for GenasenseTM expands and more patients are enrolled in clinical trials. Furthermore, the Company is pursuing other opportunities for new product development candidates which pursuits, if successful, will require additional research and development expenses. There can be no assurance that the trials will proceed in this manner or that the Company will initiate new development programs. On-going Phase 3 clinical trials and related drug supply costs were minimal for the nine months ended September 30, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for first nine months of 2001 increased 105% to $5.582 million as compared to the first nine months of 2000. The increase is primarily related to payroll costs associated with additional headcount and increased marketing expenses.

         PROMEGA SETTLEMENT. During the first quarter of 2001, the Company agreed to resolve the matter more fully discussed in Note 2, and in connection therewith, the Company agreed to restructure its $1.2 million promissory note receivable to provide for a $.2 million non-interest bearing note due upon final resolution of certain environmental issues related to JBL as more fully discussed in Note 8, and forgiveness of all accrued interest. The transaction resulted in a non-recurring charge of $1.0 million for the quarter ended March 31, 2001.

         COMPENSATION EXPENSE RELATED TO STOCK OPTIONS. Compensation expense related to stock options for the first nine months of 2001 decreased 93% to $.580 million as compared to the first nine months of 2000. The decrease in compensation expense related to stock options is primarily attributable to the acceleration of stock options for retiring Board members during the first quarter of 2000.

         EQUITY IN NET INCOME OF JOINT VENTURE. Genta recognized approximately $.502 million as its equity in net income of the joint venture for the nine months ended September 30, 2000, as more fully discussed in Note 5.

         OTHER INCOME. Net interest income increased 353% to $2.061 million for the first nine months of 2001 as compared to the first nine months of 2000, principally as a result of higher average balances of earning assets.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily from private and public offerings of its equity securities. Cumulative cash provided from these offerings totaled approximately $176 million through September 30, 2001, including net proceeds of $40.0 million received in 2000 and $10.4 million received in 1999. At September

30, 2001, the Company had cash, cash equivalents and short-term investments totaling $34.2 million compared to approximately $50.2 million at December 31, 2000. Management believes the Company will have sufficient liquidity to maintain its present level of operations into the second quarter of 2002.

         The Company's principal expenditures relate to its research and development activities, which includes the Company's current and on-going clinical trials. The Company expects this to continue at an increasing rate until its lead anti-cancer drug, GenasenseTM, is approved for commercialization.

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

         Management believes that successful development of the Company's Gallium products franchise may yield substantial clinical and competitive advantages. Accordingly, during 2001 the Company entered into various commitments with respect to the development and manufacture of certain Gallium-containing compounds as more fully described in Note 8 to the condensed consolidated financials statements.

         If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 1 to the condensed consolidated financials statements.

CERTAIN TRENDS AND UNCERTAINTIES

         In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be considered carefully.


   The Company may be unsuccessful in our efforts to commercialize our pharmaceutical products, such as GaniteTM and GenasenseTM.

         The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as GaniteTM and GenasenseTM, depends, in large part, on the success of our clinical development programs, and our sales and marketing efforts to physicians, patients and third-party payors. A number of factors could impact these efforts, including our ability to demonstrate clinically that our products have utility beyond current indications, delays by regulatory authorities in granting marketing approvals, our limited financial resources and sales and marketing experience relative to our competitors, perceived differences between our products and those of our competitors, the availability and level of reimbursement of our products by third-party payors, incidents of adverse reactions, side effects or misuse of our products and the unfavorable publicity that could result, or the occurrence of manufacturing, supply or distribution disruptions. In particular, the Company has said that it intends to be a direct marketer of its products in the United States. Our inability to build a sales force capable of marketing our pharmaceutical products will adversely affect our sales and limit the commercial success of our products.

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

         Most of our resources have been dedicated to applying molecular biology and medicinal chemistry to the research and development of potential antisense pharmaceutical products based upon oligonucleotide technology. While we have demonstrated the activity of antisense oligonucleotide technology in model systems in vitro in animals, only one of these potential antisense oligonucleotide products, GenasenseTM, has been tested in humans. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive.

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

         We have more than 75 U.S. and international patents to aspects of our technology, which includes novel compositions of matter, methods of large-scale synthesis and methods of controlling gene expression. We may not receive any issued patents based on pending or future applications. Our issued patents may not contain claims sufficiently broad to protect us against competitors with similar technology. Additionally, our patents, our partners' patents and patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under our patents may not cover commercially valuable drugs or processes and may not provide us with any competitive advantage.

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

         In the event of a dissolution or liquidation of Genta, holders of Genta common stock will not receive any proceeds until holders of 261,200 outstanding shares of Genta Series A preferred stock are paid a $13.1 million liquidation preference.

   There currently exist certain interlocking relationships and potential conflicts of interest.

         Certain of our affiliates, Aries Select I, LLC, Aries Select II, LLC, and Aries Select, LTD (together the "Aries Funds"), have the contractual right, which expires January 1, 2002, to appoint a majority of the members of the Board of Directors of the Company. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager of the Aries Funds. The Aries Funds have the right to convert and exercise their securities into a significant portion of the outstanding common stock. Dr. Lindsay A. Rosenwald, the Chairman and sole stockholder of PCAM, is also the Chairman of Paramount Capital, Inc. and of Paramount Capital Investments LLC ("PCI"), a New York-based merchant banking and venture capital firm specializing in biotechnology companies. PCAM, PCI and its affiliates collectively control approximately 40% of the Company's common stock when calculated on a fully diluted basis. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, the law requires that any transactions between Genta and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, our affiliates including PCAM and PCI are not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and we do not expect and you should not expect, that any biomedical or pharmaceutical product or technology developed by any affiliate in the future will be made available to us. In addition, some of our officers and directors of the Company or certain of any officers or directors of the Company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. We cannot assure you that these other companies will not have interests in conflict with ours.

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

         The Company has not been profitable to date, incurring substantial operating losses associated with ongoing research and development activities, preclinical testing, clinical trials and manufacturing activities. From the period since its inception to September 30, 2001, the Company has incurred a cumulative net loss of $180.7 million. We expect to continue to incur losses until such time as product and other revenue exceed expenses of operating our business. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

   Claims of Genta's Default Under Various Agreements.

         During 1995, Genta Europe, a wholly-owned subsidiary of the Company, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or $.75 million at September 30, 2001) with a scheduled maturity of December 31, 2002. The utilization of the proceeds was intended to fund research and development activities pursuant to the ANVAR Agreement. In October 1996, in connection with a restructuring of the Company's operations, Genta terminated all scientific personnel of Genta Europe. ANVAR asserted in February 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or $.58 million at September 30, 2001) and subsequently notified the Company that it was liable as a guarantor on the note. The Company does not believe that ANVAR is entitled to accelerated repayment under the terms of the ANVAR Agreement and it is currently negotiating with ANVAR to achieve a mutually satisfactory resolution, although there can be no assurance thereof.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or $.35 million at September 30, 2001). A court hearing took place on June 11, 2001 but no ruling has been made as of September 30, 2001. As of September 30, 2001, the Company has accrued a net liability of approximately $.58 million related to the liquidated subsidiary. Management believes that this contingency is adequately reserved, although there can be no assurance thereof.

   Dividends.

         The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. As a result of the mandatory conversion of Series D Convertible Preferred Stock in June 2000, no dividends were required to be paid beyond January 29, 2000. The Company currently intends to retain its cash for reinvestment in its business.

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

   Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

         The market price of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been highly volatile and may be so in the future. Factors such as, among other things, the results of pre-clinical studies and clinical trials by the Company or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights of the Company or its respective competitors, including litigation, fluctuations in the Company's operating results, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future price of the common stock. As of November 5, 2001, the Company had 63,151,057 shares of common stock outstanding. Future sales of shares of common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, and option and warrant holders also could adversely affect the market price of the common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In October 1996, JBL retained a chemical consulting firm to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program is being conducted under the supervision of the California Regional Water Quality Control Board ("the Water Board") for the purpose of determining whether the levels of chloroform and PCEs have decreased over time. In April 2001, the Company requested closure of this matter from the Water Board as the current sampling results indicated that PCEs and chloroform have decreased in all of the monitoring sites. The Water Board has instructed the Company to remove these monitoring wells, which is the last step before final site closure. The Company is currently in the process of having these monitoring wells removed. The Company has agreed to indemnify Promega with respect to this matter and, in the opinion of management, has adequately accrued to cover remedial expenses as of September 30, 2001. Management also believes that any residual expense stemming from further investigation or remediation of this matter will not have a material adverse effect on the business of the Company, although there can be no assurance thereof.

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

         During 1995, Genta Europe, a wholly-owned subsidiary of the Company, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or $.75 million at September 30, 2001) with a scheduled maturity of December 31, 2002. The utilization of the proceeds was intended to fund research and development activities pursuant to the ANVAR Agreement. In October 1996, in connection with a restructuring of the Company's operations, Genta terminated all scientific personnel of Genta Europe. ANVAR asserted in February 1998, that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or $.58 million at September 30, 2001) and subsequently notified the Company that it was liable as a guarantor on the note. The Company does not believe that ANVAR is entitled to accelerated repayment under the terms of the ANVAR Agreement and it is currently negotiating with ANVAR to achieve a mutually satisfactory resolution, although there can be no assurance thereof.

         On June 30, 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years' rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased any operations and terminated its only employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against the Company in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or $.35 million at September 30, 2001). A court hearing took place on June 11, 2001 but no ruling has been made as of September 30, 2001. As of September 30, 2001, the Company has accrued a net liability of approximately $.58 million related to the liquidated subsidiary. Management believes that this contingency is adequately reserved, although there can be no assurance thereof.

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




                          GENTA INCORPORATED
                          (Registrant)





                          By:      /s/ Raymond P. Warrell, Jr., M.D.
                                   -------------------------------------------
                          Name:    Raymond P. Warrell, Jr., M.D.
                          Title:   Chairman, President, Chief Executive Officer
                                   and Principal Executive Officer







                          By:      /s/ Alfred J. Fernandez
                                   -------------------------------------------
                          Name:    Alfred J. Fernandez
                          Title:   Executive Vice President, Chief Financial
                                   Officer and Principal Accounting Officer


 Date: November 7, 2001