Form 10-K/A
period 2001-12-31
GENTA INCORPORATED /DE/
filed 2002-04-03
CIK 880643

================================================================================

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

                         COMMISSION FILE NUMBER 0-19635
                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

            DELAWARE                                         33-0326866
 (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

          TWO CONNELL DRIVE
     BERKELEY HEIGHTS, NEW JERSEY                              07922
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                Introductory Note


    This Form 10-K/A is being filed by Genta Incorporated ("Genta" or the "Company") to (i) amend and restate in its entirety the Consolidated Statements of Stockholders' Equity contained in Item 8 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 (the "Original 10-K") and
(ii) to make certain miscellaneous corrections to the description of Exhibits
10.76 and 10.77 on the Exhibit list contained in Item 14(c) of Part IV of the Original 10-K. The change to the Consolidated Statements of Stockholders' Equity is being made solely to correct two incorrect column headings.

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001



                          Convertible                                                                    Accumulated
                        Preferred Stock   Common Stock   Additional               Accrued                   Other          Total
                        ---------------  --------------    Paid-in  Accumulated  Dividends   Deferred   Comprehensive  Stockholders'
(In thousands)          Shares  Amount   Shares  Amount   Capital     Deficit     Payable  Compensation Income (Loss)     Equity
                        ------  -------  ------  ------  ---------- -----------  --------- ------------ -------------  -------------
BALANCE AT
 JANUARY 1, 1999........  633    $ --    10,426   $11     $131,260   $(132,054)  $  4,476    $    (733)      $ --         $  2,960

Comprehensive loss:
 Net loss...............   --      --        --    --           --      (7,444)        --           --         --           (7,444)
                                                                                                                          --------
 Total comprehensive
  loss..................                                                                                                    (7,444)

Issuance of common
  stock upon conversion                                             .
  of convertible
  preferred stock....... (233)     --     8,918     9        1,634          --     (1,643)          --         --               --
Issuance of common
  stock in connection
  with a private
  placement, net of
  issuance costs of
  $1,071,756............   --      --     3,810     4       10,353          --         --           --         --           10,357
Issuance of common stock
  in connection with
  exercise of warrants
  and stock options.....   --      --       293    --        1,392          --         --           --         --            1,392
Preferred stock
  dividends.............   --      --     2,010     2       (2,435)         --      2,301           --         --             (132)
Deferred compensation
  related to stock
  options...............   --      --        --    --        4,659          --         --       (1,585)        --            3,074
                         ----     ---    ------   ---     --------   ---------   --------    ---------        ---         --------
BALANCE AT DECEMBER 31,
  1999..................  400      --    25,457    26      146,863    (139,498)     5,134       (2,318)        --           10,207

Comprehensive loss:
  Net loss..............   --      --       --     --           --     (12,451)        --           --         --          (12,451)
  Unrealized investment
    gain................   --      --       --     --           --          --         --           --         95               95
                                                                                                                          --------
  Total comprehensive
    loss................                                                                                                   (12,356)

Issuance of common
  stock upon conversion
  of convertible
  preferred stock....... (139)     --   14,486     15          (14)         --         --           --         --                1
Issuance of common
  stock in connection
  with two private
  placements, net of
  issuance costs of
  $2,548,116............   --      --    6,458      6       40,095          --         --           --         --           40,101
Issuance of common
  stock in connection
  with exercise of
  warrants and stock
  options...............   --      --    3,345      3        3,254          --         --           --         --            3,257
Preferred stock
  dividends.............   --      --      953      1        5,133          --     (5,134)          --         --               --
Deferred compensation
  related to stock
  options...............   --      --       --     --        7,368          --         --        1,237         --            8,605
Issuance of common
  stock in connection
  with rights to Relgen
  license agreement.....   --      --       10     --           84          --         --           --         --               84

                               GENTA INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001


                          Convertible                                                                    Accumulated
                        Preferred Stock   Common Stock   Additional               Accrued                   Other          Total
                        ---------------  --------------    Paid-in  Accumulated  Dividends   Deferred   Comprehensive  Stockholders'
(In thousands)          Shares  Amount   Shares  Amount   Capital     Deficit     Payable  Compensation Income (Loss)     Equity
                        ------  -------  ------  ------  ---------- -----------  --------- ------------ -------------  -------------
Issuance of common
  stock in connection
  with MBI asset
  purchase..............   --      --      376     --        2,400          --       --           --           --           2,400
Value of shares to be
  issued related to
  license agreement.....   --      --       --     --        1,268          --       --           --           --           1,268
BALANCE AT DECEMBER 31,
  2000..................  261      --   51,085     51      206,451    (151,949)      --       (1,081)          95          53,567
                         ----     ---   ------    ---     --------   ---------     ----      -------        -----        --------

Comprehensive loss:
  Net loss..............   --      --       --     --           --     (46,713)      --           --           --         (46,713)
  Unrealized investment
   loss.................   --      --       --     --           --          --       --           --         (161)           (161)
                                                                                                                         --------
  Total comprehensive
   loss.................                                                                                                  (46,874)

Issuance of common
  stock upon conversion
  of convertible
  preferred stock.......   --      --        2     --           --          --       --           --           --              --
Issuance of common stock
  in connection with
  private placement,
  net of issuance
  costs of $502,212.....   --      --    2,500      3       32,220          --       --           --           --          32,223
Issuance of common stock
  in connection with
  exercise of warrants
  and stock options.....   --      --   12,245     12        8,309          --       --           --           --           8,321
Issuance of common stock
  as hiring bonus.......   --      --        6     --           --          --       --           --           --              --
Issuance of common stock
  related to license
  agreement.............   --      --      162     --           --          --       --           --           --              --
Deferred compensation
  related to stock
  options...............   --      --       --     --        1,705          --       --         (632)          --           1,073
                         ----     ---   ------    ---     --------   ---------     ----      -------        -----        --------
BALANCE AT DECEMBER 31,
   2001................. $261     $--   66,000    $66     $248,685   $(198,662)    $ --      $(1,713)       $ (66)       $ 48,310
                         ====     ===   ======    ===     ========   =========     ====      =======        =====        ========


EXHIBIT NO.       DESCRIPTION OF DOCUMENT
-----------       -----------------------

10.76(16)         Agreement of Lease, the Connell Company, dated June 28, 2000.

10.77(16)         Agreement of Sublease, Expanets, Inc., dated August 13, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2002.

                                        Genta Incorporated

                                        /s/  Raymond P. Warrell, Jr., M.D.
                                        ----------------------------------------
                                        Raymond P. Warrell, Jr., M.D.
                                        Chairman, President, Chief Executive
                                        Officer and Principal Executive Officer


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


                    SIGNATURE                            CAPACITY                          DATE
                    ---------                            --------                          ----
/s/ Raymond P. Warrell, Jr., M.D.          Chairman, President, Chief Executive        April 2, 2002
---------------------------------          Officer and Principal Executive Officer
Raymond P. Warrell, Jr., M.D.

/s/ Alfred J. Fernandez                    Principal Financial and Accounting          April 2, 2002
---------------------------------          Officer and Executive Vice President
Alfred J. Fernandez

/s/ Betsy McCaughey, Ph.D.                 Director                                    April 2, 2002
---------------------------------
Betsy McCaughey, Ph.D.

/s/ Daniel D. Von Hoff, M.D.               Director                                    April 2, 2002
---------------------------------
Daniel D. Von Hoff, M.D.

/s/ Harlan J. Wakoff                       Director                                    April 2, 2002
---------------------------------
Harlan J. Wakoff

/s/ Michael S. Weiss                       Director                                    April 2, 2002
---------------------------------
Michael S. Weiss

/s/ Patrick Zenner                         Director                                    April 2, 2002
---------------------------------
Patrick Zenner

                                       6