Form 10-K/A
period 2001-12-31
GENTA INCORPORATED /DE/
filed 2002-04-30
CIK 880643

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

                         COMMISSION FILE NUMBER 0-19635
                               GENTA INCORPORATED
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                 DELAWARE                                33-0326866
     (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NUMBER)
      INCORPORATION OR ORGANIZATION)

            TWO CONNELL DRIVE
       BERKELEY HEIGHTS, NEW JERSEY                         07922
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (908) 286-9800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE

                                (TITLE OF CLASS)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The approximate aggregate market value of the voting common equity held by non-affiliates of the registrant was $432,263,101 as of April 25, 2002. For purposes of determining this number, 33,359,401 shares of common stock held by affiliates are excluded. For purposes of making this calculation, the registrant defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

   As of April 25, 2002, the registrant had 66,661,643 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                Introductory Note


     This Form 10-K/A is being filed by Genta Incorporated ("Genta" or the "Company") (i) to report Part III information in lieu of the incorporation of such information by reference to our definitive proxy material for our 2002 Annual Meeting of Shareholders and (ii) to amend certain portions of Footnote No. 13 under the headings "Grants to Non-Employees - 1998 Plan" and "1998 Non-Employee Directors' Plan" in Item 8 (Notes to Consolidated Financial Statements) of Part II of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 (as amended by Amendment No. 1 thereto) to make certain immaterial changes for consistency with the reported executive compensation information contained herein.

   Part III

   Item 10.  Directors and Executive officers of the Registrant.

   Name                        Age      Position
   ----                        ---      --------
   Raymond P. Warrell, Jr.,    52       Chairman of the Board of Directors,
   M.D.                                 President and CEO
   Alfred J. Fernandez         53       Executive Vice President, Chief
                                        Financial Officer and Secretary
   Loretta M. Itri, M.D.       52       Executive Vice President, Clinical
                                        Research and Development, and Chief
                                        Medical Officer
   Bruce A. Williams           47       Senior Vice President, Sales and
                                        Marketing
   Robert E. Klem, Ph.D.       57       Vice President and Chief Technical
                                        Officer
   Betsy McCaughey, Ph.D. (1)  53       Director
   Marc C. Rogers, M.D.        59       Director
   Daniel D. VonHoff, M.D. (2) 54       Director
   Harlan J. Wakoff (1) (2)    35       Director
   Douglas G. Watson           57       Director
   Michael S. Weiss (2)        36       Director
   Patrick J. Zenner (1)       55       Director


(1)  Member of the Audit Committee of the Board of Directors

(2)  Member of the Compensation Committee of the Board of Directors


      RAYMOND P. WARRELL, JR., M.D., 52, has been President, Chief Executive Officer and a member of the Board of Directors of the Company since December 1999 and Chairman since January 2001. From 1980 to 1999, he was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products, and he was previously a consultant to the Company. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., manufacturers of arsenic trioxide, a drug for the treatment of acute promyelocytic leukemia. He is also founder and chairman of Relgen LLC, a privately held pharmaceutical company. Dr. Warrell holds or has filed numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in neoplastic diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research, and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the Food and Drug Administration. Dr. Warrell is married to Dr. Itri.

      ALFRED J. FERNANDEZ, 53, joined the Company in July 2001 as Executive Vice President, Chief Financial Officer and Secretary. Most recently, he was Senior Vice President and CFO of MetroCom, Inc., a wireless telecommunications company. From 1989-1998, he served as Senior Vice President and Chief Financial Officer of NABI (Nasdaq: NABI), a global biopharmaceutical company. While at NABI, Mr. Fernandez revamped that company's capital structure through substantial public offerings of equity and convertible debt securities, structured and assimilated a $127 million biopharmaceutical merger, and negotiated bank lines of credit and construction financings for headquarters and manufacturing facilities. Previously, Mr. Fernandez held positions as Executive Vice President and CFO at Chattahoochee Financial Corporation, a multi-bank holding company, and as a Senior Manager at Price Waterhouse.

      LORETTA M. ITRI, M.D., F.A.C.P., 52, has been Executive Vice President, Clinical Research and Development, and Chief Medical Officer since March 2001. Previously, Dr. Itri was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company, from November 1990 until January 2000. As the senior clinical leader at Ortho Biotech and previously at J&J's R.W. Johnson Pharmaceutical Research Institute (PRI), she led the clinical teams responsible for NDA approvals for Procrit(TM). She had similar leadership responsibilities for the approvals of Leustatin(TM), Renova(TM), Topamax(TM), Levofloxin(TM), and Ultram(TM). Prior to joining J&J, Dr. Itri was associated with Hoffmann LaRoche, Inc. from June 1982 until November 1990 most recently as Assistant Vice President and Senior Director of Clinical Investigations, where she was responsible for all phases of clinical programs in Immunology, Infectious Diseases, Antivirals, AIDS, Hematology, and Oncology. Under her leadership in the areas of recombinant proteins, cytotoxic drugs and differentiation agents, she compiled the first successful Product License Application (PLA) for an interferon product (Roferon-A(TM); interferon alfa). Dr. Itri is married to Dr. Warrell.

      BRUCE A. WILLIAMS, 47, has been Senior Vice President for Sales and Marketing since March 2001. Mr. Williams served most recently as Vice President, Sales and Marketing, at Celgene Corporation from July 1996 until March 2001, where he launched Thalomid(TM), that company's first pharmaceutical product. He was previously Executive Director for Marketing at Ortho Biotech, Inc., a Johnson & Johnson company, where he launched Procrit(TM) (epoetin alfa). Formerly, Mr. Williams held sales, marketing, advertising, and licensing/acquisition positions at Lederle, now a division of American Home Products, Inc., and at Organon, Inc.

      ROBERT E. KLEM, PH.D., 57, joined the Company in February 1991 and was promoted to Vice President in October of that year. He served as a Company Director from 1991 until 2000. In 1973, Dr. Klem co-founded JBL Scientific, Inc., where he also served as Chairman. Dr. Klem was previously Plant Manager for E.I. DuPont in Victoria, Texas from 1970 to 1974.

      BETSY MCCAUGHEY, PH.D., 53, has been a member of the Company's Board of Directors since June 2001. Dr. McCaughey is a nationally recognized expert on health care. Dr. McCaughey has had a distinguished academic career as a faculty member at Columbia University and as John M. Olin Fellow at the Manhattan Institute. In the mid 1990s, she received broad recognition for her analysis of the Clinton health care plan. In 1995, she was elected as Lieutenant Governor of New York, and was a candidate for Governor in 1998. As Lieutenant Governor, she drafted legislation dealing with Medicaid reform, clinical trials access, hospital financing, and insurance reform. She is currently an Adjunct Senior Fellow at the Hudson Institute and is a frequent commentator on the future of the health care industry. Dr. McCaughey has authored numerous articles on health insurance, medical innovation, government regulation and public policy, which have appeared in publications such as The Wall Street Journal, New Republic, The New York Times, and U.S. News and World Report.

      DANIEL D. VON HOFF, M.D., F.A.C.P., 54, has been a member of the Company's Board of Directors since January 2000. Dr. Von Hoff is Director of the Arizona Cancer Center and a professor at the University of Arizona College of Medicine. Dr. Von Hoff was President of the American Association for Cancer Research from 1999 through 2000. From 1985 through 1999, he was a professor at the University of Texas Health Science Center at San Antonio. From 1994 through 1999, he was also an adjunct scientist at the Southwest Foundation for Biomedical Research. He is a founder of the Institute for Drug Development, and co-founder, Director and Chief of the Board of Scientific Advisors of Ilex Oncology, Inc. Dr. Von Hoff has served as a consultant to a number of biopharmaceutical companies engaged in oncology drug development. He has published more than 450 papers, 120 book chapters, and 750 abstracts.

      HARLAN J. WAKOFF, 35, has been a member of the Company's Board of Directors since September 1997. Mr. Wakoff has been a Vice President in the Mergers & Acquisitions Group at Chase Securities, Inc. since June 1999. Previously Mr. Wakoff was a Vice President of the Media and Entertainment Investment Banking Group at ING Baring Furman Selz LLC from June 1996 to May 1999. He was previously affiliated with the investment banking groups at NatWest Markets from January 1995 to June 1996 and Kidder Peabody & Co. from August 1993 to January 1995.

      DOUGLAS G. WATSON, 57, has been a member of the Company's Board of Directors since April 2002. Mr. Watson's career spanned 33 years with Geigy/Ciba-Geigy/Novartis, during which time he held a variety of positions in the U.K., Switzerland and the U.S. From 1986, he was President of Ciba US Pharmaceuticals Division until 1996, when he was appointed President & CEO of Ciba-Geigy Corporation. During this ten-year period, Mr. Watson was an active member of the Pharmaceutical Research & Manufacturers Association (PhRMA) board in Washington, DC. Mr. Watson became President & CEO of Novartis Corporation in 1997 when the merger of Ciba-Geigy & Sandoz was approved by the FTC. Mr. Watson elected to take early retirement from Novartis in May 1999. Mr. Watson currently serves as a director on the boards of Engelhard Corporation and Dendreon Corporation, as well as a number of privately held Biotech companies. He has also served as a member of the Board and acting CEO of ValiGen, Inc. Mr. Watson holds a M.A. degree from Churchill College, Cambridge University, and is a member of the Chartered Institute of Management Accountants.

      MICHAEL S. WEISS, 36, has been Vice Chairman of the Company's Board of Directors since May 1997. Mr. Weiss is currently the Chairman and CEO of Access Oncology, Inc., a cancer-focused oncology development and marketing company. From 1993 until April 1999, Mr. Weiss was Senior Managing Director of Paramount Capital, Inc. and the Aries Funds. Previously, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss also serves on the Board of Directors of Paligent Inc. and Healthcare Integrated Services, Inc.

      PATRICK J. ZENNER, 55, has been a member of the Company's Board of Directors since December 2001. Mr. Zenner is a 31-year veteran of the pharmaceutical industry and spent his entire career at Hoffmann-La Roche. During his first 12 years, he held positions of increasing responsibility in sales, marketing, health care economics, public policy and governmental affairs. In 1982, he became Vice-President and General Manager of Roche Laboratories, and subsequently Director and Head of Global Pharma Marketing, Project Development and Regulation in Basel, Switzerland. In 1988, he became Senior Vice President, Pharmaceuticals Division and a member of the Board of Directors. From 1993 until his retirement in 2001, he served as President and CEO of Hoffmann-La Roche, Inc., North America. Mr. Zenner currently serves on the Boards of Geron, Inc., Praecis Pharmaceuticals, Inc. and Dendrite International, Inc. He has also served as a member of the Board and the Executive Committee of both the Pharmaceutical Research and Manufacturers Association (PhRMA) and the Biotechnology Industry Organization (BIO).

SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of the Company's Common Stock.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations of the representing persons that no other reports were required, except as set forth below, during the year ended December 31, 2001, the Company's officers and directors and owners of more than 10 percent of the Company's Common Stock complied with their respective filing requirements under Section 16(a) on a timely basis. Marc C. Rogers filed a Form 5 in February of 2002 to remedy the failure to file a Form 5 for fiscal years ended December 31, 1999 and 2000 with respect to one transaction in each year. Daniel D. VonHoff filed a Form 5 in February of 2002 to remedy the failure to file a Form 5 for fiscal year ended December 31, 2000, with respect to two transactions in that year. Harlan J. Wakoff filed a Form 5 in February of 2002 to remedy the failure to file a Form 5 for fiscal year ended December 31, 2000 with respect to one transaction in that year. Michael S. Weiss filed a Form 5 in February of 2002 to remedy the failure to file a Form 5 for the fiscal year ended December 31, 2000, with respect to one transaction in that year. All of the transactions mentioned above were the granting of stock options by the Company to the director.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information regarding compensation paid to the Company's Chief Executive Officer and the four other most highly paid executive officers during the year ended December 31, 2001 (the "Named Executive Officers").


                                                                                            Long-Term Compensation
                                                    Annual Compensation                             Awards
                                   ---------------------------------------------------     ----------------------
            Name and                                                       Other Annual      Securities Underlying
       Principal Position           Year       Salary ($)     Bonus ($)    Compensation           Options (#)
       ------------------           ----       ----------     ---------    ------------           -----------
Raymond P. Warrell, Jr., M.D.       2001       $325,000      $100,000       $18,037 (3)          300,000(5)
   Chairman, President and          2000        325,000       100,000        18,144 (2)               --
   Chief Executive Officer          1999         42,083(1)         --            --            4,763,262(4)


Alfred J. Fernandez                 2001        101,141(7)     46,000        52,323 (8)          200,000(9)
   Executive Vice President,
   Chief Financial Officer and
   Secretary

Loretta M. Itri, M.D.               2001        201,807(10)    79,500        11,179 (11)         300,000(12)
   Executive Vice President,
   Clinical Research and
   Development, and Chief
   Medical Officer

Bruce A. Williams                   2001        161,125(13)    39,000            --              150,000(14)
   Senior Vice President, Sales
   And Marketing

Robert E. Klem, Ph.D.               2001        204,000        24,700            --              632,353(6)
   Vice President and Chief
   Technical Officer

------------------------

(1) Dr. Warrell became the President and Chief Executive Officer of the Company effective on December 1, 1999. See "Compensation of the President and Chief Executive Officer" below.

(2)   Includes $6,500 for auto allowance and $11,644 for life insurance.

(3)   Includes $6,000 for auto allowance and $12,037 for life insurance.

(4) Represents options to purchase Common Stock, some of which are contingent upon the occurrence of future events, granted to Dr. Warrell pursuant to his current employment agreement. See "Compensation of the President and Chief Executive Officer" below. Excludes 300,000 options approved by the Board of Directors in March 2001 for milestones achieved in the year 2000.

(5) Represents 300,000 options approved by the Board of Directors in March 2001 for milestones achieved in the year 2000 and excludes 300,000 options approved by the Board of Directors in January 2002 for milestones achieved in the year 2001.

(6) Represents various option grants issued since start of employment and excludes 15,000 options approved in January 2002 as part of 2001 annual bonus and 12,000 shares held by Dr. Klem's children's individual retirement accounts.

(7) Mr. Fernandez receives a base salary of $230,000 per annum, which was prorated during 2001.

(8)   Represents reimbursement for relocation expenses incurred.

(9) Represents options issued upon employment and excludes 50,000 options approved in January 2002 as part of 2001 annual bonus.

(10) Dr. Itri receives a base salary of $265,000 per annum, which was prorated during 2001.

(11)  Represents life insurance.

(12) Represents options issued upon employment and excludes 40,000 options approved in January 2002 as part of 2001 annual bonus.

(13) Mr. Williams receives a base salary of $195,000 per annum, which was prorated during 2001.

(14) Represents options issued upon employment and excludes 35,000 options approved in January 2002 as part of 2001 annual bonus.

STOCK OPTIONS

      The following table sets forth certain information concerning grants of stock options made during 2001 to the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

                                                        PERCENT OF
                                       NUMBER OF      TOTAL OPTIONS
                                       SECURITIES       GRANTED TO      EXERCISE                      GRANT DATE
                                       UNDERLYING      EMPLOYEES IN       PRICE        EXPIRATION       PRESENT
               NAME                 OPTIONS GRANTED    FISCAL YEAR       ($/SH)           DATE         VALUE (1)
               ----                 ---------------    -----------       ------           ----         ---------
Raymond P. Warrell, Jr., M.D.          300,000 (2)        21.6%          $ 7.969       Jan. 1, 2011     $2,572,374
Alfred J. Fernandez                    200,000 (3)        14.4%           11.490      July 24, 2011      1,499,183
Loretta M. Itri, M.D.                  300,000 (4)        21.6%            5.730      Mar. 28, 2011      2,834,256
Bruce A. Williams                      150,000 (5)        10.8%            6.656       Mar. 5, 2011      1,359,663


------------------------

(1) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option-pricing model. There are four underlying assumptions in developing the grant valuations: an expected volatility of 69%, an expected term of exercise of four to five years, a range of risk free interest rates of 4% and a dividend yield of zero %. The actual value, if any, an officer may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

(2) Represents options approved by the Compensation Committee of the Board of Directors in March 2001 for milestones achieved in the year 2000 and excludes 300,000 options approved by the Compensation Committee of the Board of Directors in January 2002 for milestones achieved in the year 2001.

(3) Represents options issued upon employment and excludes 50,000 options approved in January 2002 as part of 2001 annual bonus.

(4) Represents options issued upon employment and excludes 40,000 options approved in January 2002 as part of 2001 annual bonus.

(5) Represents options issued upon employment and excludes 35,000 options approved in January 2002 as part of 2001 annual bonus.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

      The following table sets forth certain information with respect to aggregate option exercises by the Named Executive Officers in the fiscal year ended December 31, 2001 and with respect to the unexercised options held by the Named Executive Officers as of December 31, 2001:


                                                                  Number of Securities             Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money Options
                                                                Options at Fiscal Year End         at Fiscal Year End (1)
                                                               -----------------------------    -----------------------------
                               Shares Acquired    Value
           Name                  On Exercise     Realized       Exercisable    Unexercisable    Exercisable     Unexercisable
           ----                  -----------     --------       -----------    -------------    -----------     -------------
Raymond P. Warrell, Jr., M.D            --             --       3,448,969       1,614,293       $39,476,368       $17,200,342
Alfred J. Fernandez                     --             --              --         200,000                --           548,000
Loretta M. Itri, M.D                    --             --              --         300,000                --         2,550,000
Bruce A. Williams                       --             --              --         150,000                --         1,136,100
Robert E. Klem, Ph.D               120,750       $871,915         617,353          15,000         8,122,446            93,450


------------------------

(1) Calculated on the basis of the market value of the underlying securities as of December 31, 2001 ($14.23 per share), minus the exercise price, and excludes options approved in January 2002 as part of 2001 annual bonus.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                         Number of securities
                                                                                       remaining available for
                              Number of securities to be       Weighted-average        future issuance under equity
                               issued upon exercise of        exercise price of             compensation plans
                                outstanding options,         outstanding options,          (excluding securities
       Plan category             warrants and rights          warrants and rights      reflected in the first column)
       -------------             -------------------          -------------------      ------------------------------
Equity compensation plans
approved by security                  9,576,290                      $3.89                        1,178,850
holders
Equity Compensation Plans
not approved by security
holders(1)

(1)  None.

EMPLOYMENT AGREEMENTS

      Pursuant to an employment agreement dated as of October 28, 1999 between the Company and Dr. Warrell, Dr. Warrell was appointed the President and Chief Executive Officer of the Company, effective on December 1, 1999. Under his employment agreement, Dr. Warrell receives a base salary of $325,000 per annum, which was pro rated during 1999. Dr. Warrell received compensation of $15,000 for services he rendered to the Company from October 28, 1999 up to his effective appointment as the President and Chief Executive Officer of the Company on December 1, 1999. In the event the Company terminates his employment without cause (as defined in his employment agreement) or Dr. Warrell terminates his employment for good reason (as defined in his employment agreement), Dr. Warrell becomes entitled to receive, as severance, the base salary he would have received during the twelve-month period following the date of termination. Dr. Warrell received a signing bonus of $100,000. At the end of Dr. Warrell's first year of employment, he was entitled to, and paid, an additional bonus of $100,000. In subsequent years, Dr. Warrell is entitled to an additional bonus of at least $100,000, subject to the achievement of agreed-upon milestones. Dr. Warrell is entitled to receive (i) annual stock options for the purchase of 300,000 shares of Common Stock upon the achievement of agreed-upon milestones;
(ii) stock options for the purchase of 793,877 shares of Common Stock on the earlier of the sixth anniversary of his employment or the date the market capitalization of the Company has exceeded three times the market capitalization of the Company upon commencement of his employment (this option condition has been satisfied); (iii) stock options for the purchase of 793,877 shares of Common Stock on the earlier of the sixth anniversary of his employment or the date the Company receives an FDA letter approving G3139 for any clinical indication; and (iv) stock options for the purchase of 3,175,508 shares of Common Stock, twenty-five percent of which vested upon commencement of his employment, with the remaining seventy-five percent vesting on a ratable monthly vesting schedule over the three-year term of his employment (items (i) through (iv) hereinafter collectively referred to as the "CEO Options"). Dr. Warrell is entitled to receive any and all medical insurance, dental insurance, group health, disability insurance and other benefit plans, which are made generally available by the Company to its senior executives.

      Pursuant to an employment agreement dated as of March 27, 2001 between the Company and Dr. Itri, Dr. Itri was appointed the Executive Vice President of Clinical Research and Development and the Chief Medical Officer of the Company. The agreement has an initial term of two years. The agreement provides for a base annual salary of $265,000, which was prorated for 2001. The agreement also provides for a guaranteed minimum bonus of 30% of her base salary, a grant of stock options vesting over a period of four years to purchase 240,000 shares of the Company's Common Stock at an exercise price equal to which was the NASDAQ closing price on March 28, 2001 ($5.73) and a signing bonus of $50,000, which the Company elected to issue in the form of restricted common stock on April 28, 2001 ($8.34). Dr. Itri was also granted an option to purchase an additional 60,000 shares of the Company's Common Stock at an exercise price of $5.73, to become exercisable in full upon final regulatory approval of the Genasense((TM)) compound by the U.S. Food and Drug Administration.

      Pursuant to an employment agreement, dated as of July 24, 2001, between the Company and Mr. Fernandez, Mr. Fernandez was appointed the Executive Vice President and Chief Financial Officer of the Company. The agreement has an initial term of four years. The agreement provides for a base annual salary of $230,000, which was prorated for 2001. The agreement also provides for a guaranteed minimum first year bonus of 20% of his base salary, a grant of stock options vesting over a period of four years to purchase 200,000 shares of the Company's Common Stock at an exercise price equal to which was the NASDAQ closing price on July 24, 2001 ($11.49). The agreement also provides for a grant to Mr. Fernandez on December 31, 2001 of non-qualified stock options vesting over a period of four years to purchase an additional 50,000 shares of Common Stock at an exercise price equal to the NASDAQ closing price of Common Stock on January 24, 2002 ($13.70). The agreement also provides that Mr. Fernandez shall be granted stock options for up to an additional 50,000 shares of the Company's Common Stock in the event certain milestones are achieved.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None of the members of the Compensation Committee had any "interlock" relationship to report during the Company's fiscal year ended December 31, 2001.

PENSION AND LONG-TERM INCENTIVE PLANS

      The Company maintains the Genta Incorporated Savings and Retirement Plan (the "Genta 401(k) Plan"). In January 2001, the Board of Directors approved Company matching contributions of 100% on the first 4% and 50% of the next 2% of eligible employee contributions to the Genta 401(k) Plan. The Company has no other pension or long-term incentive plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

      The following table sets forth as of April 25, 2002 certain information with respect to the beneficial ownership of Common Stock (i) by each person known to us to own beneficially five percent or more of the Company's outstanding Common Stock (the only voting class outstanding), (ii) by each director, (iii) by each of the Named Executive Officers and (iv) by all officers and directors as a group. As of April 25, 2002, each share of Series A Preferred Stock was convertible at the option of the holder into approximately 7.1573 shares of Common Stock. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock or creation of different series or classes of Common Stock, and in certain other instances, the holders of Series A Preferred Stock do not have voting rights until such shares are converted into Common Stock. The conversion price and the numbers of shares of Common Stock issuable upon conversion of the Series A Preferred Stock may be adjusted in the future, based on the provisions in the Company's Certificate of Incorporation, as amended.

                                                        NUMBER OF SHARES         PERCENT OF CLASS
           NAME AND ADDRESS (1)                      BENEFICIALLY OWNED (2)     BENEFICIALLY OWNED
           --------------------                      ----------------------     ------------------
           Raymond P. Warrell, Jr., M.D.                  3,678,240 (3)                 5.2%
           Alfred J. Fernandez                                5,000 (11)                   *
           Loretta M. Itri, M.D.                             66,995 (6)                    *
           Bruce A. Williams                                 44,500 (12)                   *
           Robert E. Klem, Ph.D.                            569,353 (4)                    *
           Betsy McCaughey, Ph.D.                            28,001 (4)                    *
           Marc C. Rogers, M.D. (10)                        870,001 (4)                 1.3%
           Daniel D. Von Hoff, M.D.                          88,334 (4)                    *
           Harlan J. Wakoff                                 201,667 (4)                    *
           Douglas G. Watson                                     --                        *
           Michael S. Weiss                                 796,439 (5)                 1.2%
           Patrick J. Zenner                                  6,667 (4)                    *
           Lindsay A. Rosenwald, M.D.                    30,424,783 (8)                42.0%
           787 Seventh Avenue
           New York, NY  10019
           Paramount Capital Asset                       27,004,204 (9)                37.3%
           Management, Inc.
           787 Seventh Avenue
           New York, NY  10019
           All Directors and Executive Officers as        6,355,197 (7)                 8.8%
           a group

-----------------------

 *    Less than one percent (1%).

(1) Unless otherwise indicated, the address of each named holder is c/o Genta Incorporated, Two Connell Drive, Berkeley Heights, NJ 07922.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options exercisable within 60 days of April 25, 2002 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Consists of 20,800 shares of Common Stock, 10,000 shares of Common Stock related to the Asset Purchase Agreement with Relgen LLC, a privately held corporation, of which Dr. Warrell is the majority stockholder and 3,647,440 shares of Common Stock issuable upon exercise of currently exercisable stock options. Excludes 1,000 shares of Common Stock held by Dr. Warrell's wife's Individual Retirement Account and 5,995 shares of Common Stock held by Dr. Warrell's wife issued as a hiring bonus. Dr. Warrell disclaims beneficial ownership of such shares. In addition, pursuant to Dr. Warrell's employment agreement, he has been granted options to purchase 5,063,262 shares of the Company's Common Stock, which excludes 300,000 options approved by the Compensation Committee of the Board of Directors in January 2002 for milestones achieved in the year 2001.

(4) Consists of shares issuable upon exercise of currently exercisable stock options.

(5) Consists of 601,438 shares of Common Stock, and 195,001 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(6) Consists of 6,995 shares of Common Stock and 60,000 shares of Common Stock issuable upon exercise of currently exercisable stock options. Excludes 20,800 shares of Common Stock held by Dr. Itri's husband's Individual Retirement Account and 10,000 shares held by a privately held corporation, of which Dr. Itri's husband is the majority stockholder. Dr. Itri disclaims beneficial ownership of such shares.

(7) Includes 5,703,964 shares issuable upon exercise of currently exercisable stock options and 651,233 shares of Common Stock.

(8) Dr. Rosenwald may be deemed to have shared voting and investment power over the 27,004,204 shares of Common Stock, which includes 250,800 shares of Series A Preferred Stock (which are convertible into 1,795,051 shares of Common Stock) that may be deemed to be beneficially owned by Paramount Capital Asset Management, Inc. ("Paramount"), of which Dr. Rosenwald is the sole stockholder. See Footnote 9 below. In addition, Dr. Rosenwald may be deemed to have sole voting and investment power over 3,420,579 shares of Common Stock, consisting of 3,261,896 shares of Common Stock issuable upon conversion of 25.83 Unit Purchase Options relating to warrants issued in June 1997, and 158,683 shares of Common Stock issuable upon exercise of certain warrants issued in December 1999.

(9)   Paramount may be deemed to have shared voting and investment power over:
      (i) 8,156,156 shares Common Stock held by the Aries Select I, LLC, (ii) 17,018,279 shares of Common Stock held by the Aries Select Limited, a Cayman Islands trust, (iii) 1,829,769 shares of Common Stock held by the Aries Select II, LLC, (iv) 76,813 shares of Series A Preferred Stock (convertible into 549,774 shares of Common Stock) held by the Aries Select I, LLC, (v) 158,082 shares of Series A Preferred Stock (convertible into 1,131,440 shares of Common Stock) held by the Aries Select Limited, (vi) 15,905 shares of Series A Preferred Stock (convertible into 113,837 shares of Common Stock) held by the Aries Select II, LLC. Paramount is the General Partner and Investment Advisor of the Aries Select Fund I and Aries Select Fund II and the Investment Advisor of the Aries Limited.

(10) Marc C. Rogers, M.D. will serve as a Director until June 20, 2002, but will not stand for reelection.

(11)  Consists of shares of Common Stock.

(12) Consists of 7,000 shares of Common Stock and 37,500 shares of Common Stock issuable upon exercise of currently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Michael S. Weiss, Vice Chairman of the Company's board of directors, is a managing director of Genta Jago Technologies, B.V., a joint venture that is 50% owned by the Company.

PART II

ITEM 8.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

13. EMPLOYEE BENEFIT PLANS

Grants to Non-Employees - 1998 Plan

     In connection with the JBL Agreement in May 1999 and pursuant to a related lease termination agreement, the Company granted stock options to acquire 450,000 shares of common stock, to the owners of the building previously leased to JBL, some of whom were also employees of JBL. Those options are accounted for pursuant to guidelines in SFAS No. 123, using the Black-Scholes method and had an approximate value of $1.0 million, which was charged against the gain on the sale of JBL. In addition, a total of 245,500 options were granted to employees of JBL upon the closing of the sale of JBL, in connection with an ongoing service arrangement between Promega and the Company. These options were accounted for pursuant to SFAS No. 123 using the Black-Scholes method. The Company recorded $.529 million and $1.175 million of deferred compensation relative to these JBL options in 2000 and 1999, respectively, and amortized $.948 million and $.757 million as non-cash equity related compensation expense in 2000 and 1999, respectively.

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

     In 2001, the Company also granted 50,000 options to purchase common stock to members of Genta's Scientific Advisory Board, for which the Company recorded a total of $3.049 million in deferred compensation, of which $.257 million was amortized as non-cash equity related compensation expense. Summary information with respect to the Company's 1998 Stock Plan is as follows:

                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                         SHARES UNDER   EXERCISE PRICE
    1998 PLAN                                                               OPTION         PER SHARE
    ---------                                                            ------------   --------------
    BALANCE AT DECEMBER 31, 1998.....................................      2,836,263         $0.94
      Granted........................................................      7,428,750          2.42
      Exercised......................................................        (44,000)         0.95
      Canceled.......................................................       (618,131)         0.94
                                                                            ---------       ------
    BALANCE AT DECEMBER 31, 1999.....................................       9,602,882         2.08
      Granted........................................................         558,362         7.09
      Exercised......................................................        (461,067)        1.81
      Canceled.......................................................          (3,750)        2.41
                                                                            ---------       ------
    BALANCE AT DECEMBER 31, 2000.....................................       9,696,427         2.39
      Granted........................................................       1,392,300         8.56
      Exercised......................................................      (2,363,983)        1.29
      Canceled.......................................................        (429,500)        2.94
                                                                           ----------       ------
    BALANCE AT DECEMBER 31, 2001.....................................       8,295,244       $.3.71
                                                                           ==========       ======

     At December 31, 2001, options to purchase approximately 4,957,271 shares of common stock were exercisable at a weighted average exercise price of approximately $2.57 per share and 935,706 shares of common stock were available for grant or sale under the Plan.

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

     Summary information with respect to the Company's 1998 Non-Employee Director's Plan is as follows:

                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                                       SHARES UNDER   EXERCISE PRICE
1998 DIRECTORS' PLAN                                                      OPTION         PER SHARE
--------------------                                                   ------------   --------------
BALANCE AT DECEMBER 31, 1998........................................     1,725,000       $ 0.94
  Granted...........................................................       350,000         2.88
  Exercised.........................................................            --           --
  Canceled..........................................................            --           --
                                                                         ---------       ------
BALANCE AT DECEMBER 31, 1999........................................     2,075,000         1.26
  Granted...........................................................       450,000         8.37
  Exercised.........................................................      (871,887)        1.17
  Canceled..........................................................       (32,813)        0.94
                                                                         ---------       ------
BALANCE AT DECEMBER 31, 2000........................................     1,620,300         3.30
  Granted...........................................................       170,769        10.70
  Exercised.........................................................      (501,400)        1.33
  Canceled..........................................................            --           --
                                                                         ---------       ------
BALANCE AT DECEMBER 31, 2001........................................     1,289,669       $ 5.01
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

    An analysis of all options outstanding as of December 31, 2001 is presented below:

                                                                                              WEIGHTED
                                                         WEIGHTED                             AVERAGE
                                                         AVERAGE     WEIGHTED                 EXERCISE
                                                        REMAINING    AVERAGE                   PRICE
                                             OPTIONS     LIFE IN     EXERCISE     OPTIONS    OF OPTIONS
 RANGE OF PRICES                           OUTSTANDING    YEARS       PRICE     EXERCISABLE  EXERCISABLE
 ---------------                           -----------  ---------    --------   -----------  -----------
 $ 0.88 - $ 0.94.........................   1,357,132      7.01       $ 0.93     1,294,632     $ 0.94
 $ 2.03 - $ 3.25.........................   5,740,750      7.52         2.60     4,115,500       2.64
 $ 5.63 - $ 9.90.........................   1,988,318      9.01         7.72       710,807       8.05
 $10.20- $17.50..........................     486,071      9.55        13.39        40,371      13.85
 $20.63 - $25.00.........................       4,019      3.59        22.66         4,019      22.86
                                            ---------      ----       ------     ---------     ------
                                            9,576,290      9.66       $ 3.89     6,165,329     $ 6.05
                                            =========      ====       ======     =========     ======

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April 2002.

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


SIGNATURE                               CAPACITY                          DATE
---------                               --------                          ----
/s/ RAYMOND P. WARRELL, JR., M.D.       Chairman, President, Chief      April 29, 2002
---------------------------------       Executive Officer and
Raymond P. Warrell, Jr., M.D.           Principal Executive Officer


/s/ ALFRED J. FERNANDEZ                 Principal Financial and         April 29, 2002
---------------------------------       Accounting Officer and
Alfred J. Fernandez                     Executive Vice President


/s/ BETSY MCCAUGHEY, PH.D.              Director                        April 29, 2002
---------------------------------
Betsy McCaughey, Ph.D.


/s/ MARC C. ROGERS, M.D.                Director                        April 29, 2002
---------------------------------
Marc C. Rogers, M.D.


/s/ DANIEL D. VON HOFF, M.D.            Director                        April 29, 2002
---------------------------------
Daniel D. Von Hoff, M.D.


/s/ HARLAN J. WAKOFF                    Director                        April 29, 2002
---------------------------------
Harlan J. Wakoff


/s/ DOUGLAS G. WATSON                   Director                        April 29, 2002
---------------------------------
Douglas G. Watson


/s/ MICHAEL S. WEISS                    Director                        April 29, 2002
---------------------------------
Michael S. Weiss


/s/ PATRICK J. ZENNER                   Director                        April 29, 2002
---------------------------------
Patrick J. Zenner