Form 10-Q
period 2002-03-31
GENTA INCORPORATED /DE/
filed 2002-05-14
CIK 880643

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


              Two Connell Drive
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


                    Yes     X                     No
                        ---------                     ---------

      As of May 10, 2002, the registrant had 66,712,413 shares of common stock outstanding.

                               GENTA INCORPORATED
                               INDEX TO FORM 10-Q

         PART I.    FINANCIAL INFORMATION                                                                  Page
                                                                                                           ----
         Item 1.    Financial Statements:

                        Condensed Consolidated Balance Sheets at March 31, 2002
                           and December 31, 2001                                                             3

                        Condensed Consolidated Statements of Operations for the
                           Three Months Ended March 31, 2002 and 2001                                        4

                        Condensed Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 2002 and 2001                                        5

                        Notes to Condensed Consolidated Financial Statements                                 6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                               10

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              13


         PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                       14

         Item 4.    Submission of Matters to a Vote of Security Holders                                     15

         Item 6.    Exhibits and Reports on Form 8-K                                                        15


         SIGNATURES                                                                                         16

                               GENTA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,         DECEMBER 31,
(In thousands, except per share data)                                                    2002               2001
                                                                                      -----------         ---------
                                                                                      (UNAUDITED)
                                                           ASSETS

Current assets:
   Cash and cash equivalents                                                            $  24,738         $  38,098
   Short-term investments                                                                   8,774            15,988
   Notes receivable                                                                           203               236
   Other current assets                                                                     3,504               707
                                                                                        ---------         ---------
Total current assets                                                                       37,219            55,029

Property and equipment, net                                                                 2,086             1,848
Intangibles, net                                                                            1,923             2,120
Other assets                                                                                1,686             1,633
                                                                                        ---------         ---------

Total assets                                                                            $  42,914         $  60,630
                                                                                        =========         =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $   4,156         $   9,571
   Accrued expenses                                                                         1,314             2,309
   Other current liabilities                                                                  435               440
                                                                                        ---------         ---------

Total current liabilities                                                                   5,905            12,320
                                                                                        ---------         ---------

   Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A convertible preferred stock, $.001 par value;
      5,000,000 shares authorized, 261,000 shares issued and
      outstanding at March 31, 2002 and December 31, 2001, respectively;
      liquidation value of $13,050                                                             --                --
   Common stock, $.001 par value; 95,000,000 shares authorized,
      66,619,168 and 66,000,210 shares issued and outstanding at
      March 31, 2002 and December 31, 2001, respectively                                       67                66
   Additional paid-in capital                                                             249,826           248,685
   Accumulated deficit                                                                   (211,288)         (198,662)
   Deferred compensation                                                                   (1,474)           (1,713)
   Accumulated other comprehensive loss                                                      (122)              (66)
                                                                                        ---------         ---------

Total stockholders' equity                                                                 37,009            48,310
                                                                                        ---------         ---------

Total liabilities and stockholders' equity                                              $  42,914         $  60,630
                                                                                        =========         =========


     See accompanying notes to condensed consolidated financial statements

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------
(In thousands, except per share data)                                     2002              2001
                                                                     --------------    --------------
Revenues:
   License fees ..................................................   $            5    $           70

Costs and expenses:
   Research and development ......................................            9,837             5,656
   General and administrative ....................................            2,802             1,372
   Promega settlement ............................................               --             1,000
   Compensation expense related to stock options .................              238               152
                                                                     --------------    --------------
                                                                             12,877             8,180
                                                                     --------------    --------------
Loss from operations .............................................          (12,872)           (8,110)

Other income, principally net interest income ....................              246               651
                                                                     --------------    --------------
Net loss applicable to common shares .............................   $      (12,626)   $       (7,459)
                                                                     ==============    ==============

Net loss per common share ........................................   $        (0.19)   $        (0.15)
                                                                     ==============    ==============

Shares used in computing net loss per common share ...............           66,525            51,132
                                                                     ==============    ==============

                             See accompanying notes.

                               GENTA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED MARCH  31,
                                                                         -------------------------
(In thousands)                                                             2002             2001
                                                                         --------         --------
Operating activities

Net loss                                                                 $(12,626)        $ (7,459)
Items reflected in net loss not requiring cash:
   Depreciation and amortization                                              362              251
   Loss on disposition of patents and equipment                                10                2
   Loss on Promega settlement                                                  --            1,000
   Compensation expense related to stock options                              238              152
Changes in operating assets and liabilities, net                           (9,232)            (472)
                                                                         --------         --------
Net cash used in operating activities                                     (21,248)          (6,526)
                                                                         --------         --------

INVESTING ACTIVITIES

Purchase of available-for-sale short-term investments                          --          (11,304)
Maturities and sales of available-for-sale short-term investments           7,158            6,982
Purchase of property and equipment                                           (413)            (189)
                                                                         --------         --------
Net cash used in investing activities                                       6,745           (4,511)
                                                                         --------         --------

FINANCING ACTIVITIES

Proceeds from exercise of warrants and options                              1,143              392
                                                                         --------         --------
Net cash provided by financing activities                                   1,143              392
                                                                         --------         --------

Decrease in cash and cash equivalents                                     (13,360)         (10,645)

Cash and cash equivalents at beginning of period                           38,098           19,025
                                                                         --------         --------
Cash and cash equivalents at end of period                               $ 24,738         $  8,380
                                                                         ========         ========

                             See accompanying notes

                               GENTA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

         The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

         Net Loss Per Common Share

         Basic and diluted loss per common share are identical for the three months ended March 31, 2002 and 2001 as potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

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

(2)      SHORT-TERM INVESTMENTS

         All corporate debt securities at March 31, 2002, mature within one year or less. Information in the aggregate with respect to these investments is presented below (in thousands):

                                  Gross             Gross
                                unrealized        unrealized         Estimated
           Amortized costs        gains             losses          fair value
           ---------------      ----------        ----------        ----------
               $ 8,896             $ 70             $ 192             $ 8,774
           ===============      ==========        ==========        ==========

(3)      OTHER CURRENT ASSETS

         Included in other current assets at March 31, 2002 is a deposit of $2.75 million in connection with a purchase commitment for clinical drug supplies, scheduled for delivery during 2002.

(4)      COMPREHENSIVE LOSS

         An analysis of comprehensive loss is presented below (in thousands):

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2002              2001
                                                          ----------        ---------
Net loss                                                   $(12,626)        $ (7,459)
Change in market value change on available-for-sale
  short-term investments                                        (56)             126
                                                          ----------        ---------
Total comprehensive loss                                   $(12,682)        $ (7,333)
                                                          ==========        =========


(5) SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                  2002                  2001
                                                                                 -----                  ----
Market value change of available-for-sale equity                                    -                    (3)
securities....................

Market value change of available-for-sale short-term                              (56)                  129
investments............

         No interest was paid for the three months ended March 31, 2002 and 2001.

(6)      DISCONTINUED OPERATIONS

         On March 19, 1999, the Company entered into an Asset Purchase Agreement (the "JBL Agreement") with Promega Corporation ("Promega"), whereby a wholly owned subsidiary of Promega acquired substantially all of the assets and assumed certain liabilities of the Company's manufacturing subsidiary, JBL Scientific, Inc. ("JBL"), for approximately $4.8 million in cash, a promissory note for $1.2 million, and certain pharmaceutical development services in support of the Company's development activities. The sale of JBL was completed on May 10, 1999 and a gain on sale of approximately $1.6 million was recognized during the quarter ended June 30, 1999.

         During May 2000, Promega notified Genta regarding two claims against Genta and its wholly-owned subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2.82 million under the JBL Agreement. Promega announced that it intended to offset against the principal amount due under its $1.2 million promissory note issued as partial consideration for the Genko assets, which note provided for payment of $.7 million on June 30, 2000. Promega further demanded an additional $1.62 million in settlement of this matter. Genta believed that Promega's claims were without merit and, accordingly, on October 16, 2000, Genta filed suit in the US District Court of California for nonpayment on the $1.2 million promissory note plus accrued interest. On November 6, 2000, Promega filed a counter suit against the Company in the US District Court of California for the indemnifiable damages discussed above. During the first quarter of 2001, the Company agreed to resolve the matter with Promega, and, in connection therewith, has agreed to restructure its $1.2 million promissory note receivable to provide for a $.2 million non-interest bearing note due to be repaid by Promega upon final resolution of certain environmental issues related to JBL and forgive all accrued interest. The transaction resulted in a non-recurring charge of $1.0 million for the quarter ended March 31, 2001.

(7)      COMMITMENTS AND CONTINGENCIES

         LITIGATION AND POTENTIAL CLAIMS

         JBL

         In October 1996, JBL retained a chemical consulting firm (the "Consulting Firm") to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater monitoring program was conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs had decreased over time. The results of the latest sampling conducted by JBL indicated that PCEs and chloroform had decreased in all but one of the monitoring sites. Based on the information provided to the Company by the Consulting Firm, the Company accrued $.065 million relating to remedial costs in 1999. Pursuant to the JBL agreement the Company has agreed to indemnify Promega in respect of this matter. In November 2001, the Company received from the California Regional Water Quality Control Board notification on the completion of site investigation and remedial action for these sites and that no further action related to this case is required.

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

         GENTA EUROPE

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or approximately US$.716 million at March 31, 2002) with a scheduled maturity of December 31, 2002. Pursuant to the loan agreement with ANVAR, the utilization of the proceeds was intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In February 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or approximately US$.557 million at March 31, 2002) and subsequently notified us that Genta was liable as a guarantor on the note. Based on the advice of French counsel, we do not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believe it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof.

         In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased operations and terminated its only remaining employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against Genta in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or approximately US$.332 million at March 31, 2002). On October 8, 2001, the Commercial Court of Marseilles rendered their decision which declared the action brought by Marseille Amenagement as admissible and ordered Genta to pay an amount of FF1.9 million (or approximately US$.252 million at March 31, 2002). The Company does not believe that Marseille Amenagement is entitled to payment and it is currently considering whether to appeal this decision or negotiate with Marseille Amenagement to achieve a mutually satisfactory resolution.

         At March 31, 2002, the Company has accrued a net liability of $.350 million related to the liquidated subsidiary and related matters, which management believes is adequate to provide for these contingencies.

         PURCHASE COMMITMENTS

         At April 25, 2002, the Company was obligated for $14.5 million under firm commitments for drug substance purchases during 2002.

(8)      SUBSEQUENT EVENT

         Effective April 26, 2002 Genta entered into a development and commercialization agreement with Aventis Pharmaceuticals Inc. ("Aventis") (NYSE:
AVE). Under the terms of the agreement, Genta and Aventis will jointly develop and co-market Genasense(TM) in the United States, and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. Genta will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both partners, will oversee the Alliance. Collectively, this agreement will provide up to $480 million in cash, equity and convertible debt proceeds to Genta as well as royalties on worldwide sales of Genasense(TM). In addition, Aventis will fund 75% of all future NDA-directed development costs in the U.S., and 100% of all other development, marketing, and sales costs within the U.S. and elsewhere. Genta will receive a total of $135 million in initial and near-term consideration including $10 million as a licensing fee, $40 million as development fees, $10 million in convertible debt proceeds, and $75 million pursuant to an equity investment upon achievement of a near-term clinical milestone. Genta will receive an additional $280 million in cash, and $65 million in convertible note proceeds, pursuant to achievement of certain clinical and regulatory milestones.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to March 31, 2002, the Company has incurred a cumulative net loss of approximately $211.3 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

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

RESULTS OF OPERATIONS

                                                            SUMMARY OPERATING RESULTS
($ THOUSANDS)                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                              INCREASE (DECREASE)

                                                2002           $              %             2001
                                                ----           -              -             ----
Revenues:
    License fees..........................    $      5      $   (65)         (93)%          $   70

Costs and expenses:
    Research and development..............       9,837         4,181          74%            5,656
    General and administrative............       2,802         1,430         104%            1,372
    Promega settlement....................          --        (1,000)       (100)%           1,000
    Equity related compensation...........         238            86          57%              152
                                              --------      --------         ---           -------
                                                12,877         4,697          57%            8,180
                                              --------      --------         ---           -------
Loss from operations......................     (12,872)        4,762          59%           (8,110)

Other income..............................         246          (405)        (62)%             651
                                              --------      --------         ---           -------
Net loss from continuing operations.......    $(12,626)       $5,167          69%          $(7,459)
                                              ========      ========         ===           =======

         REVENUES. License fees associated with worldwide non-exclusive licensing agreements entered into during 2001 were recognized in the first quarter of 2002 and 2001.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2002 increased $4.181 million or 74% over the comparable period in 2001. The increase in research and development expenses is primarily attributable to investigator and monitor fees for current Genasense(TM) on-going clinical studies, FDA required pre-clinical studies, development costs relating to various compounds, and increased personnel costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2002 increased $1.430 million or 104% over the comparable period in 2001. The increase is primarily related to personnel costs and increased marketing-related spending.

         OTHER INCOME. Net interest income for the three months ended March 31, 2002 decreased $.405 million or 62% over the comparable period in 2001, principally as a result of significantly lower average balances and decreased yields on investments.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily from private placements and public offerings of its equity securities. Cash provided from these offerings totaled approximately $207.8 million through December 31, 2001, including net proceeds of $32.2 million received in 2001 and $40.0 million received in 2000. At March 31, 2002, the Company had cash, cash equivalents and short-term investments totaling $33.512 million compared to $54.086 million at December 31, 2001.

         As reflected in Note 8, effective April 26, 2002 Genta entered into a development and commercialization agreement with Aventis Pharmaceuticals Inc. ("Aventis") (NYSE: AVE). Under the terms of the agreement, Genta and Aventis will jointly develop and co-market Genasense(TM) in the United States, and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. Genta will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both partners, will oversee the Alliance. Collectively, this agreement will provide up to $480 million in cash, equity and convertible debt proceeds to Genta as well as royalties on worldwide sales of Genasense(TM). In addition, Aventis will fund 75% of all future NDA-directed development costs in the U.S., and 100% of all other development, marketing, and sales costs within the U.S. and elsewhere. Genta will receive a total of $135 million in initial and near-term consideration including $10 million as a licensing fee, $40 million as development fees, $10 million in convertible debt proceeds, and $75 million pursuant to an equity investment upon achievement of a near-term clinical milestone. Genta will receive an additional $280 million in cash, and $65 million in convertible note proceeds, pursuant to achievement of certain clinical and regulatory milestones.

         The Company's principal expenditures relate to its research and development activities, which includes the Company's on-going and anticipated clinical trials. The Company expects this to continue at an increasing rate until the lead anti-cancer drug, Genasense(TM), is approved for commercialization.

         The Company anticipates seeking additional product development opportunities from external sources. Such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including:
(i) the progress of the Company's research and development programs; (ii) the timing and results of pre-clinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         JBL

         In October 1996, JBL retained a chemical consulting firm (the "Consulting Firm") to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater monitoring program was conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs have decreased over time. The results of the latest sampling conducted by JBL indicated that PCEs and chloroform had decreased in all but one of the monitoring sites. Based on the information provided to the Company by the Consulting Firm, the Company accrued $.065 million relating to remedial costs in 1999. Pursuant to the JBL agreement the Company has agreed to indemnify Promega in respect of this matter. In November 2001, the Company received from the California Regional Water Quality Control Board notification on the completion of site investigation and remedial action for these sites and that no further action related to this case is required.

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

         GENTA EUROPE

         During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or approximately US$.716 million at March 31, 2002) with a scheduled maturity of December 31, 2002. Pursuant to the loan agreement with ANVAR, the utilization of the proceeds was intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In February 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or approximately US$.557 million at March 31, 2002) and subsequently notified us that Genta was liable as a guarantor on the note. Based on the advice of French counsel, we do not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believe it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof.

         In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased operations and terminated its only remaining employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against Genta in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or approximately US$.332 million at March 31, 2002). On October 8, 2001, the Commercial Court of Marseilles rendered their decision which declared the action brought by Marseille Amenagement as admissible and ordered Genta to pay an amount of FF1.9 million (or approximately US$.252 million at March 31, 2002). The Company does not believe that Marseille Amenagement is entitled to payment and it is currently considering whether to appeal this decision or negotiate with Marseille Amenagement to achieve a mutually satisfactory resolution.

         At March 31, 2002, the Company has accrued a net liability of $.350 million related to the liquidated subsidiary and related matters, which management believes is adequate to provide for these contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           None.

                  (b)      Reports on Form 8-K.

                           On April 29, 2002, the Company filed a Current Report
                  on Form 8-K disclosing a press release issued on April 29, 2002, regarding an agreement the Company entered into with Aventis Pharmaceuticals Inc. to jointly develop and commercialize Genasense(TM) (G3139), the Company's lead antisense compound.

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







                      By:      /s/ Alfred J. Fernandez
                               ----------------------------
                      Name:    Alfred J. Fernandez
                      Title:   Executive Vice President, Chief Financial Officer
                               and Principal Accounting Officer

Date:        May 14, 2002