Form 10-Q
period 2002-06-30
GENTA INCORPORATED /DE/
filed 2002-08-13
CIK 880643

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

                      As of August 5, 2002, the registrant
               had 73,540,833 shares of common stock outstanding.

================================================================================

                               Genta Incorporated
                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2002
             (Unaudited) and December 31, 2001                                3

           Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)    4

           Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2002 and 2001 (Unaudited)              5

           Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 17

Item 4.    Submission of Matters to a Vote of Security Holders               18

Item 6.    Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                   21

                               Genta Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30,    December 31,
($ in thousands, except per share data)                                      2002          2001
                                                                          -------------------------
                                                                          (Unaudited)
                                ASSETS

Current assets:
   Cash and cash equivalents ..........................................   $ 143,043      $  38,098
   Short-term investments .............................................         483         15,988
   Accounts receivable ................................................       7,211             36
   Notes receivable ...................................................         200            200
   Prepaid expenses ...................................................       6,177            707
                                                                          ------------------------
Total current assets ..................................................     157,114         55,029

Property and equipment, net ...........................................       2,641          1,848
Intangibles, net ......................................................       1,728          2,120
Other assets ..........................................................       1,692          1,633
                                                                          ------------------------
Total assets ..........................................................   $ 163,175      $  60,630
                                                                          ========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................   $   9,994      $   9,571
   Accrued expenses ...................................................       1,750          2,309
   Other current liabilities ..........................................       5,587            440
                                                                          ------------------------
Total current liabilities .............................................      17,331         12,320

   Deferred revenues ..................................................      43,973             --
   Convertible debt ...................................................      10,000             --
                                                                          ------------------------
Total liabilities .....................................................      71,304         12,320
                                                                          ------------------------
   Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized, 261,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively;
     liquidation value of $13,050 .....................................          --             --
   Common stock, $.001 par value; 120,000,000 shares authorized,
      73,535,918 and 66,000,210 shares issued and outstanding at
      June 30, 2002 and December 31, 2001, respectively ...............          74             66
   Additional paid-in capital .........................................     321,470        248,685
   Accumulated deficit ................................................    (228,358)      (198,662)
   Deferred compensation ..............................................      (1,235)        (1,713)
   Accumulated other comprehensive loss ...............................          (6)           (66)
                                                                          ------------------------
                                                                             91,945         48,310

   Less cost of treasury stock; 9,900 shares at June 30, 2002 .........         (74)            --
                                                                          ------------------------
Total stockholders' equity ............................................      91,871         48,310
                                                                          ------------------------

Total liabilities and stockholders' equity ............................   $ 163,175      $  60,630
                                                                          ========================

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended June 30,     Six Months Ended June 30,
(In thousands, except per share data)                                        2002            2001            2002            2001
                                                                           --------        --------        --------        --------

Revenues:
   Licensing fees ..................................................       $    874        $     --        $    879        $     70
   Royalties .......................................................             36              12              36              12
                                                                           --------        --------        --------        --------
                                                                                910              12             915              82

Costs and expenses:
   Research and development, net ...................................          9,693           9,318          19,530          14,974
   General and administrative, net .................................          8,247           1,811          11,049           3,184
   Promega settlement ..............................................             --              --              --           1,000
   Compensation expense related to stock options ...................            238             243             477             394
                                                                           --------        --------        --------        --------
                                                                             18,178          11,372          31,056          19,552
                                                                           --------        --------        --------        --------
Loss from operations ...............................................        (17,268)        (11,360)        (30,141)        (19,470)

Other income (expense):
Other income, principally net interest income ......................            299             457             545           1,108
Interest expense ...................................................           (100)             --            (100)             --
                                                                           --------        --------        --------        --------
                                                                                199             457             445           1,108
                                                                           --------        --------        --------        --------
Net loss applicable to common shares ...............................       $(17,069)       $(10,903)       $(29,696)       $(18,362)
                                                                           ========        ========        ========        ========

Net loss per common share, basic and diluted .......................       $  (0.25)       $  (0.21)       $  (0.44)       $  (0.35)
                                                                           ========        ========        ========        ========

Shares used in computing net loss per common share .................         69,184          52,924          67,862          52,100
                                                                           ========        ========        ========        ========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended June 30,
(In thousands)                                                               2002         2001
                                                                          ---------    ---------
Operating activities
Net loss ..............................................................   $ (29,696)   $ (18,362)

Items reflected in net loss not requiring cash:
  Depreciation and amortization .......................................         768          518
  Loss on disposal of fixed assets ....................................          10            9
  Loss on Promega settlement ..........................................          --        1,000
  Compensation expense related to stock options .......................         477          394
Changes in operating assets and liabilities:
      Accounts and notes receivable ...................................      (7,126)         471
      Other assets ....................................................      (5,579)        (457)
      Accounts payable, accrued, other current liabilities and
        deferred revenue ..............................................      48,985        1,168
                                                                          ---------    ---------

Net cash provided by (used in) operating activities ...................       7,839      (15,259)
                                                                          ---------    ---------

Investing activities
  Purchase of available-for-sale short-term investments ...............          --      (11,304)

  Maturities and sales of available-for-sale short-term investments ...      15,566       14,468
  Purchase of property and equipment ..................................      (1,179)        (392)
                                                                          ---------    ---------

Net cash provided by investing activities .............................      14,387        2,772
                                                                          ---------    ---------

Financing activities

  Issuance of common stock from private placement, net ................      71,035           --
  Issuance of convertible debt ........................................      10,000           --
  Purchase of treasury stock ..........................................         (74)          --

  Issuance of common stock upon exercise of warrants and options ......       1,758        3,368
                                                                          ---------    ---------

Net cash provided by financing activities .............................      82,719        3,368
                                                                          ---------    ---------

Increase (decrease) in cash and cash equivalents ......................     104,945       (9,119)

Cash and cash equivalents at beginning of period ......................      38,098       19,025
                                                                          ---------    ---------

Cash and cash equivalents at end of period ............................   $ 143,043    $   9,906
                                                                          =========    =========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

(1)   Basis of Presentation

      The unaudited condensed consolidated financial statements of Genta Incorporated, a Delaware corporation ("Genta" or the "Company"), presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

      Revenue Recognition

      In April 2002, the Company entered into a development and commercialization agreement ("Collaborative Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"). Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. ("the Alliance"), and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of NDA-directed development costs incurred, by either Genta or Aventis, subsequent to the agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. Reimbursements are to be made pursuant to a single payment from one party to the other after reconciliation. Such payments are due and payable 60 days following the end of the quarter in which such expenses are incurred.

      Consistent with SAB 101, initial and future consideration received from Aventis for the achievement of certain clinical and regulatory milestones (Note
5) will be recognized over the estimated useful life of the related patent of 115 months.

      Research and Development

      Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials, and reimbursements under the Collaborative Agreement have been recorded as a reduction to expenses in the condensed consolidated statements of operations.

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

      Net Loss Per Common Share

      Basic and diluted loss per common share are identical for the three and six months ended June 30, 2002 and 2001. Potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

      Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 145 ("SFAS 145"). Among other things, SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement related to the rescission FASB Statement No. 4, will be effective for fiscal years beginning after May 15, 2002, while all other provisions are effective for transactions occurring after May 15, 2002. The Company does not expect SFAS 145 to have a material effect on the Company's financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001, and the adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

      Also in August 2001, the FASB issued Statement of Financial Accounting Standards 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 requires that the liability for an asset retirement obligation should be recognized at its fair market value when these liabilities are incurred. SFAS 143 will be effective for fiscal years beginning after June 15, 2002 and the Company intends to adopt the provisions of SFAS 143 as of the effective date but does not expect SFAS 143 to have a material effect on the Company's financial position or results of operations.

(2)   Short-Term Investments

      All corporate debt securities at June 30, 2002, mature within one year or less. Information in the aggregate with respect to these investments is presented below (in thousands):

                              Gross             Gross
                            unrealized        unrealized         Estimated
       Amortized costs        gains             losses          fair value
       ---------------      ----------        ----------        ----------

             $489              $ --               $6               $483
       ===============      ==========        ==========        ==========

(3)   Accounts Receivable

      Included in accounts receivable and netted against operating expenses in the condensed consolidated statements of operations at June 30, 2002, is $7.172 million in cost reimbursements for various third-party, internal costs of scientific and technical personnel ("Full-time Equivalents") ("FTE's") and drug supply costs from the effective date of the Collaborative Agreement through June 30, 2002. Information with respect to this cost reimbursement is presented below (in thousands):

      Reimbursement to Genta:
      Third-party costs ................................            $3,345
      Drug supply costs ................................             2,562
      FTE's ............................................             1,265
                                                                    ------
      Amount due Genta .................................            $7,172
                                                                    ======

(4)   Prepaid Expenses

      Included in prepaid expenses at June 30, 2002, are deposits in the aggregate of $5.5 million in connection with purchase commitments for clinical drug supplies, scheduled for delivery during 2002. Pursuant to the Collaborative Agreement with Aventis (Note 5), the Company anticipates that it will be reimbursed for at least 75% of these deposits, at a later date, as the drug is shipped to the clinical sites.

(5)   Collaborative Agreement

      Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. ("the Alliance"), and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. The Company will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both Genta and Aventis, will oversee the Alliance. Collectively, this Collaborative Agreement could provide up to $476.9 million in cash, equity and convertible debt proceeds to the Company. In addition, under the Collaborative Agreement, Genta is entitled to royalties on any worldwide sales of Genasense(TM), from which Genta is required to pay third-party pass-through royalties to The University of Pennsylvania ("UPenn") and The National Institute of Health ("NIH") based on net worldwide sales. Under the Collaborative Agreement, Aventis will pay 75% of NDA-directed development costs incurred, by either Genta or Aventis, subsequent to the agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere.

      As of June 30, 2002, the Company has received a total of $131.9 million in initial and near-term consideration, which included $10.0 million as a licensing fee and $40.0 million as development fees (Note 6), $10.0 million in convertible debt proceeds (Note 7), and $71.9 million pursuant to an equity investment in the Company's common stock at $10.792 per share. The remaining amounts that could be received under the Collaborative Agreement, $280.0 million in cash and $65.0 million in convertible note proceeds, are contingent upon the achievement of certain clinical and regulatory milestones. In connection with this $131.9 million, the Company paid approximately $1.5 million for financial advisory services and an aggregate of $3.5 million in one-time pass-through payments to UPenn and the NIH. Neither UPenn nor the NIH are entitled to any portion of future milestone payments that Genta could receive.

(6)   Deferred Revenues

      At June 30, 2002, the Company had $49.2 million in deferred revenues relating to initial consideration received from Aventis (Note 5) of which $5.2 million is included in other current liabilities and $44.0 million is classified as long-term deferred revenues, which will be recognized over the estimated useful life of the related patent of 115 months, in accordance with SAB 101. Any subsequent milestone payments that may be received from Aventis will also be recognized over the then, remaining estimated useful life of the related patent.

(7)   Convertible Debt

      In connection with the Collaborative Agreement (Note 5), the Company received $10 million in debt proceeds from and issued a $10.0 million convertible promissory note to Aventis ("Aventis Note"). Interest will accrue at the rate of 5.63% per annum until April 26, 2009 (the "Maturity Date") and will compound annually on each anniversary date of the Aventis Note through the Maturity Date. The Company may redeem the Aventis Note for cash in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $0.5 million (and in $0.1 million increments thereafter). In addition, the Company may convert the Aventis Note on or prior to the Maturity Date in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $5.0 million (and in $1.0 million increments thereafter), into fully paid and non-assessable shares of common stock (calculated as to the nearest 1/1000 of a share) (the "Company Conversion"). As of any date, the number of shares of common stock into which the Aventis Note may be converted shall be determined by a formula based on the then market value (the "Conversion Price"), subject to a minimum Conversion Price of $8.00 per share.

(8)   Treasury Stock

      In June 2002, the Company commenced a stock repurchase program, whereby up to 5,000,000 shares of its common stock, may be repurchased by the Company at prices deemed desirable by the Company. The Company uses the cost method to account for treasury stock. As of June 30, 2002, the Company had repurchased 9,900 shares of common stock in open-market transactions at a prevailing price of $7.4975 per share.

      In July 2002, the Company purchased an additional 129,300 shares at an aggregate cost of $0.9 million, or $6.9582 per share.

(9)   Comprehensive Loss

      An analysis of comprehensive loss is presented below (in thousands):

                                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                                ---------------------------             -------------------------
                                                                 2002                2001                2002                2001
                                                                 ----                ----                ----                ----
Net loss ...........................................           $(17,069)           $(10,903)           $(29,696)           $(18,362)
Unrealized (loss) gain on market
value change on available-for-sale
short-term investments .............................                 (4)                (35)                 60                  91
                                                               --------            --------            --------            --------
Total comprehensive loss ...........................           $(17,073)           $(10,938)           $(29,636)           $(18,271)
                                                               ========            ========            ========            ========

(10) Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

(In thousands)                                                     Six Months Ended June 30,
                                                                   -------------------------
                                                                     2002           2001
                                                                     ----           ----
Market value change of available-for-sale equity securities ....     $ --           $ (3)
Market value change of available-for-sale short-term investments       60             94
Common stock issued in payment of hiring bonus .................       --             50

      No interest or income taxes were paid for the six months ended June 30, 2002 and 2001.

(11)  Discontinued Operations

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

      During May 2000, Promega notified Genta regarding two claims against Genta and its wholly-owned subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2.8 million under the JBL Agreement. Promega announced that it intended to offset these damages against the principal amount due under its $1.2 million promissory note issued as partial consideration for the Genko assets, which note provided for payment of $0.7 million on June 30, 2000. Promega further demanded an additional $1.6 million in settlement of this matter. On October 16, 2000, the Company filed suit in the U.S. District Court of California for nonpayment on the $1.2 million promissory note plus accrued interest. On November 6, 2000, Promega filed a counter suit against the Company in the U.S. District Court of California for the damages discussed above. During the first quarter of 2001, the Company and Promega entered into a settlement agreement under which Promega agreed to restructure its $1.2 million promissory note to a $0.2 million, non-interest bearing note payable by Promega upon final resolution of certain environmental issues related to JBL (Note 12). In addition, the Company agreed to forgive all accrued interest. The transaction resulted in a non-recurring charge of $1.0 million for the quarter ended March 31, 2001.

(12)  Commitments and Contingencies

      Litigation and Potential Claims

      JBL

      In October 1996, JBL retained a chemical consulting firm (the "Consulting Firm") to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program was conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs had decreased over time. The results of the latest sampling conducted by JBL indicated that Paces and chloroform had decreased in all but one of the monitoring sites. Based on the information provided to the Company by the Consulting Firm, the Company accrued $0.065 million relating to remedial costs in 1999. Pursuant to the JBL agreement the Company has agreed to indemnify Promega in respect of this matter. In November 2001, the Company received from the California Regional Water Quality Control Board notification on the completion of site investigation and remedial action for these sites and that no further action related to this case is required.

      JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $0.075 million during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $0.063 million to settle their potential liability. In December 2001, Genta received a revised settlement proposal from the EPA in the amount of $0.033 million, the terms of the settlement with the EPA containing standard contribution protection and release language and accordingly, reduced the previous accrual. In January 2002, the Company accepted the proposal and settled this matter, however, there can be no assurance that the EPA will not reject our settlement if there is not a sufficient number of PRP's settling with the EPA.

      Genta Europe

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or approximately US$0.816 million at June 30, 2002) with a scheduled maturity of December 31, 2002. Pursuant to the loan agreement with ANVAR, the utilization of the proceeds was intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In February 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or approximately US$0.633 million at June 30, 2002) and subsequently notified us that Genta was liable as a guarantor on the note. Based on the advice of French counsel, we do not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believe it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof.

      In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased operations and terminated its only remaining employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against Genta in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or approximately US$0.380 million at June 30, 2002). On October 8, 2001, the Commercial Court of Marseilles ordered Genta to pay an amount of FF1.9 million (or approximately US$0.287 million at June 30, 2002). The Company does not believe that Marseille Amenagement is entitled to payment and it is currently considering whether to appeal this decision or negotiate with Marseille Amenagement to achieve a mutually satisfactory resolution.

      At June 30, 2002, the Company has accrued a net liability of $0.350 million related to the liquidated subsidiary and related matters, which management believes is adequate to provide for these contingencies.

      Purchase Commitments

      At June 30, 2002, the Company was obligated for $35.2 million under firm commitments for drug substance purchases during 2002, of which deposits in an aggregate of $5.5 million have already been paid (Note 4). Pursuant to the Collaborative Agreement with Aventis (Note 5), the Company anticipates that it will be reimbursed for at least 75% of these purchase commitments, at a later date, as the drug is shipped to the clinical sites. In addition, the Company has committed $5.0 million to the drug substance manufacturer, as capital contributions for facility expansion, which has not yet been paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to June 30, 2002, the Company has incurred a cumulative net loss of approximately $228.4 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

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

Results of Operations for the three months ended June 30, 2002 and 2001

                                                    Summary Operating Results
($ thousands)                                  For the three months ended June 30,
                                                     Increase (Decrease)
                                                     -------------------
                                           2002         $             %          2001
                                         --------    --------     --------     --------
Revenues:
    Licensing fees ...................   $    874    $    874          100%    $     --
    Royalties ........................         36          24          200%          12
                                         --------    --------     --------     --------
                                              910         898                        12
Costs and expenses:
    Research and development .........     16,441       7,123           76%       9,318
    General and administrative .......      8,671       6,860          379%       1,811
    Compensation expense related to
      stock options ..................        238          (5)          (2)%        243
    Less: Aventis reimbursement ......      7,172       7,172          100%          --
                                         --------    --------     --------     --------
                                           18,178       6,806           60%      11,372
                                         --------    --------     --------     --------
Loss from operations .................    (17,268)      5,908           52%     (11,360)

Other income, principally net interest
   income ............................        299        (158)         (35)%        457
Less: Interest expense ...............        100         100          100%          --
                                         ========    ========     ========     ========
Net loss applicable to common shares     $(17,069)   $  6,166           57%    $(10,903)
                                         ========    ========     ========     ========

      Revenues. Licensing fees for the three months ended June 30, 2002 were $0.874 million. The Company had no licensing fees during the comparable period in 2001. The licensing fees in 2002 primarily reflect the amortization of up-front licensing fees received from Aventis (Note 5), which are being recognized over the estimated useful life of the related patent of 115 months.

      Research and development expenses. Research and development expenses for the three months ended June 30, 2002 increased $7.123 million or 76% over the comparable period in 2001. The increase in research and development expenses is primarily attributable to investigator and monitor fees for current Genasense(TM)on-going clinical studies, FDA required pre-clinical studies for Genasense(TM), development costs relating to various compounds, and increased personnel costs. Of the $16.441 million in research and development expenses for the three months ended June 30, 2002, $8.379 million and $0.464 million were reimbursable at 75% and 100%, respectively, pursuant to the Collaborative Agreement.

      General and administrative expenses. General and administrative expenses for the three months ended June 30, 2002 increased $6.860 million or 379% over the comparable period in 2001. The increase is primarily related to financial advisory services, royalty payments and legal fees relating to the Collaborative Agreement (Note 5), personnel costs and increased marketing-related spending. Of the $8.671 million in general and administrative expenses for the three months ended June 30, 2002, sales and marketing related expenses of $0.423 million were reimbursable at 100%, pursuant to the Collaborative Agreement.

      Aventis reimbursement. Aventis reimbursement for the three months ended June 30, 2002 relate to various third-party, FTE's and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 3), as follows (in thousands):

      Third-party costs ................................            $3,345
      Drug supply costs ................................             2,562
      FTE's ............................................             1,265
                                                                    ------
      Amount due Genta .................................            $7,172
                                                                    ======

      Other Income. Net other income for the three months ended June 30, 2002 decreased $0.158 million or 35% over the comparable period in 2001, principally as a result of significantly lower investment balances and decreased yields on investments, as the proceeds received from Aventis had not been placed into any investment instruments. Interest expense is attributable to interest being accrued on the $10.0 million convertible promissory note issued to Aventis (Note
7).

Results of Operations for the six months ended June 30, 2002 and 2001

                                                    Summary Operating Results
($ thousands)                                  For the six months ended June 30,
                                                     Increase (Decrease)
                                                     -------------------
                                           2002         $             %          2001
                                         --------    --------     --------     --------
Revenues:
    Licensing fees ...................   $    879    $    809        1,156%    $     70
    Royalties ........................         36          24          200%          12
                                         --------    --------     --------     --------
                                              915         833                        82
Costs and expenses:
    Research and development .........     26,278      11,304           75%      14,974
    General and administrative .......     11,473       8,289          260%       3,184
    Promega settlement ...............         --      (1,000)        (100)%      1,000
    Compensation expense related to
      stock options ..................        477          83           21%         394
    Less: Aventis reimbursement ......      7,172       7,172          100%          --
                                         --------    --------     --------     --------
                                           31,056      11,504           59%      19,552
                                         --------    --------     --------     --------
Loss from operations .................    (30,141)     10,671           55%     (19,470)

Other income, principally net interest
   income ............................        545        (563)         (51)%      1,108
Less: Interest expense ...............        100         100          100%          --
                                         --------    --------     --------     --------
Net loss applicable to common shares .   $(29,696)   $ 11,334           62%    $(18,362)
                                         ========    ========     ========     ========

      Revenues. Licensing fees for the six months ended June 30, 2002 increased $0.809 million or 1,156% over the comparable period in 2001. The increase is primarily due to amortization of up-front licensing fees received from Aventis (Note 5), which are being recognized over the estimated useful life of the related patent of nine years.

      Research and development expenses. Research and development expenses for the six months ended June 30, 2002 increased $11.304 million or 75% over the comparable period in 2001. The increase in research and development expenses is primarily attributable to investigator and monitor fees for current Genasense(TM) on-going clinical studies, FDA required pre-clinical studies for Genasense(TM), development costs relating to various compounds, and increased personnel costs. Of the $26.278 million in research and development expenses for the six months ended June 30, 2002, only those expenses incurred subsequent to the Collaborative Agreement were subject to reimbursement, of which $8.379 million and $0.464 million were reimbursable at 75% and 100%, respectively.

      General and administrative expenses. General and administrative expenses for the six months ended June 30, 2002 increased $8,289 million or 260% over the comparable period in 2001. The increase is primarily related to financial advisory services, royalty payments and legal fees relating to the Collaborative Agreement (Note 5), personnel costs and increased marketing-related spending. Of the $11.473 million in general and administrative expenses for the six months ended June 30, 2002, only those expenses subsequent to the Collaborative Agreement were subject to reimbursement, of which sales and marketing related expenses of $0.423 million were reimbursable at 100%.

      Aventis reimbursement. Aventis reimbursement for the six months ended June 30, 2002 relate to various third-party, FTE's and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 3), as follows (in thousands):

      Third-party costs ................................            $3,345
      Drug supply costs ................................             2,562
      FTE's ............................................             1,265
                                                                    ------
      Amount due Genta .................................            $7,172
                                                                    ======

      Other Income. Net other income for the six months ended June 30, 2002 decreased $0.563 million or 51% over the comparable period in 2001, principally as a result of significantly lower investment balances and decreased yields on investments, as the proceeds received from Aventis had not been placed into any investment instruments. Interest expense is attributable to interest being accrued on the $10.0 million convertible promissory note issued to Aventis (Note
7).

Liquidity and Capital Resources

      Since inception, the Company has financed its operations primarily from private placements and public offerings of its equity securities, and more recently from licensing of its products and intellectual property. Cash provided from these offerings totaled approximately $279.7 million through June 30, 2002, including net proceeds of $71.0 million received in 2002 and $32.2 million received in 2001. At June 30, 2002, the Company had cash, cash equivalents and short-term investments totaling $143.526 million compared to $54.086 million at December 31, 2001.

      In June 2002, the Company signed a new seven-year lease agreement for an additional 69,000 square feet of office space, with a cost of $1.764 million per year. The Company expects to retain significant existing improvements to that space, including furniture and other furnishings. A security deposit in the amount of $1.029 million will be paid in January 2003 and rent payments for portions of this new space will begin as the Company begins to occupy each portion of space. At the end of the initial lease term, the Company has the option to renew this lease for an additional five years at the then prevailing market rental rate.

      In May 2002, the Company sold 6,665,498 shares of common stock to Aventis, in connection with the Collaborative Agreement (Note 5), and received net proceeds of $71.0 million, net of commission of $0.899 million and related expenses.

      As reflected in Note 5, in April 2002, Genta entered into a Collaborative Agreement with Aventis. Under the terms of the Collaborative Agreement, the Alliance will jointly develop and commercialize Genasense(TM) in the U.S., and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. The Company will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both partners, will oversee the Alliance. Collectively, this Collaborative Agreement could provide up to $476.9 million in cash, equity and convertible debt proceeds to the Company as well as royalties on worldwide sales of Genasense(TM). Under the agreement, Aventis will pay 75% of NDA-directed development costs incurred in the U.S. subsequent to the agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. Genta has received a total of $131.9 million in initial and near-term consideration, which included $10.0 million as a licensing fee and $40.0 million as development fees (Note 6), $10.0 million in convertible debt proceeds (Note 7), and $71.9 million pursuant to an equity investment in the Company's common stock. .Contingent upon the achievement of certain clinical and regulatory milestones, and included in the Collaborative Agreement's collective amount of $476.9 million, the Company could receive $280.0 million in cash, and $65.0 million in convertible note proceeds.

      The Company's principal expenditures relate to its research and development activities, which includes the Company's on-going and anticipated clinical trials. The Company expects these expenditures to continue. The Company expects increased expenditures for clinical trials and drug supply related to Genasense(TM) as a result of the Collaboration Agreement with Aventis. In addition, expenditures associated with other products under development by the Company, may increase as research and development activities become more focused and as possible clinical trials are initiated.

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

      If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such revenues and the proceeds of any such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, the manufacturing and/or market introduction of potential products and expansion of its administrative activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      JBL

      In October 1996, JBL retained a chemical consulting firm (the "Consulting Firm") to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program was conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs had decreased over time. The results of the latest sampling conducted by JBL indicated that PCEs and chloroform had decreased in all but one of the monitoring sites. Based on the information provided to the Company by the Consulting Firm, the Company accrued $0.065 million relating to remedial costs in 1999. Pursuant to the JBL agreement the Company has agreed to indemnify Promega in respect of this matter. In November 2001, the Company received from the California Regional Water Quality Control Board notification on the completion of site investigation and remedial action for these sites and that no further action related to this case is required.

      JBL received notice on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $0.075 million during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $0.063 million to settle their potential liability. In December 2001, Genta received a revised settlement proposal from the EPA in the amount of $0.033 million, the terms of the settlement with the EPA containing standard contribution protection and release language and accordingly, reduced the previous accrual. In January 2002, the Company accepted the proposal and settled this matter, however, there can be no assurance that the EPA will not reject our settlement if there is not a sufficient number of PRP's settling with the EPA.

      Genta Europe

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or approximately US$0.816 million at June 30, 2002) with a scheduled maturity of December 31, 2002. Pursuant to the loan agreement with ANVAR, the utilization of the proceeds was intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In February 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or approximately US$0.633 million at June 30, 2002) and subsequently notified us that Genta was liable as a guarantor on the note. Based on the advice of French counsel, we do not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believe it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof.

      In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased operations and terminated its only remaining employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against Genta in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or approximately US$0.380 million at June 30, 2002). On October 8, 2001, the Commercial Court of Marseilles ordered Genta to pay an amount of FF1.9 million (or approximately US$0.287 million at June 30, 2002). The Company does not believe that Marseille Amenagement is entitled to payment and it is currently considering whether to appeal this decision or negotiate with Marseille Amenagement to achieve a mutually satisfactory resolution.

      At June 30, 2002, the Company has accrued a net liability of $0.350 million related to the liquidated subsidiary and related matters, which management believes is adequate to provide for these contingencies.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on June 20, 2002.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors' nominees for directors listed in the definitive proxy statement of the Company dated as of May 20, 2002. All of the Board of Directors' nominees were elected.

      (c)   Briefly described below is each matter voted upon at the Annual
            Meeting.

            (i) Election of seven directors. Total combined voting power of the shares of Common Stock voted and withheld for the election of each director was as follows:

                  Directors                            Votes For     Withheld
                  ---------                            ---------     --------

                  Raymond P. Warrell, Jr., M.D.       56,691,440      2,430,084
                  Betsy McCaughey, Ph.D.              58,135,193        986,331
                  Daniel D. Von Hoff, M.D.            58,396,542        724,982
                  Harlan J. Wakoff                    58,118,167      1,003,357
                  Douglas G. Watson                   58,417,621        703,903
                  Michael S. Weiss                    58,086,503      1,035,021
                  Patrick J. Zenner                   58,415,696        705,828

            (ii) Approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares available for issuance thereunder, the result of the voting was as follows:

                        For:                56,581,664 votes
                        Against:             2,410,230 votes
                        Abstain:               129,630 votes

            (iii) Approval of an amendment to the Company's 1998 Stock Incentive
                  Plan to increase the number of shares authorized for issuance thereunder, the result of the voting was as follows:

                        For:                28,683,764 votes
                        Against:             4,317,166 votes
                        Abstain:               227,202 votes
                        Broker non-vote:    25,893,392 votes

            (iv) Approval of an amendment to the Company's Non-Employee Directors' 1998 Stock Option Plan to increase the number of shares authorized for issuance thereunder, the result of the voting was as follows:

                        For:                29,014,444 votes
                        Against:             4,031,113 votes
                        Abstain:               182,575 votes
                        Broker non-vote:    25,893,392 votes

            (v) Approval of an amendment to the Company's Non-Employee Directors' 1998 Stock Option Plan to change the amount and the time when stock options are granted thereunder, the result of the voting was as follows:

                        For:                55,880,874 votes
                        Against:             3,044,256 votes
                        Abstain:               196,394 votes

            (vi) Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors, the result of voting was as follows:

                        For:                58,442,575 votes
                        Against:               547,080 votes
                        Abstain:               131,869 votes

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  10.1(1) U.S. Commercialization Agreement dated April 26, 2002, by and between Genta Incorporated and Aventis Pharmaceuticals Inc.

                  10.2(1) Ex- U.S. Commercialization Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

                  10.3(1) Global Supply Agreement, dated April 26, 2002, by and among Genta Incorporated, Aventis Pharmaceuticals Inc. and Garliston Limited

                  10.4(1) Securities Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

                  10.5 Standstill and Voting Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

                  10.6 Registration Rights Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

                  10.7 Convertible Note Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

                  10.8(1)  5.63% Convertible Promissory Note, due April 26, 2009

                  10.9(1) Subordination Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

                  10.10 Amendment of Lease, dated June 19, 2002 between The Connell Company and the Company

                  99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

                  (1) Confidential treatment has been requested for portions of such exhibits.

            (b)   Reports on Form 8-K.

                  On April 29, 2002, the Company filed a Current Report on Form
            8-K disclosing a press release issued on April 29, 2002, regarding an agreement the Company entered into with Aventis Pharmaceuticals Inc. to jointly develop and commercialize Genasense(TM)(G3139), the Company's lead antisense compound.

                  On June 12, 2002, the Company filed a Current Report on Form
            8-K disclosing a press release issued on June 11, 2002, regarding the Company's commencement of a stock repurchase program, whereby up to 5,000,000 shares of its common stock may be repurchased by the Company at prices deemed desirable by the Company.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENTA INCORPORATED
                          (Registrant)

                          By:      /s/ RAYMOND P. WARRELL, JR., M.D.
                                   --------------------------------------
                          Name:    Raymond P. Warrell, Jr., M.D.
                          Title:   Chairman, President, Chief Executive Officer
                                   and Principal Executive Officer


                          By:      /s/ RAYMOND P. WARRELL, JR., M.D.
                                   ---------------------------------
                          Name:    Raymond P. Warrell, Jr., M.D.
                          Title:   Acting Chief Financial Officer and Principal
                                   Accounting Officer

      Date: August 12, 2002