Form 10-Q
period 2002-09-30
GENTA INC DE/
filed 2002-11-14
CIK 880643

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

                For the quarterly period ended September 30, 2002

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

                                 Yes |X| No |_|

              As of November 1, 2002, the registrant had 73,148,133
                      shares of common stock outstanding.

================================================================================

                               Genta Incorporated
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at September 30, 2002
          (Unaudited) and December 31, 2001                                  3

        Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2002 and 2001
          (Unaudited)                                                        4

        Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2002 and 2001 (Unaudited)          5

        Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           13

Item 3. Quantitative and Qualitative Disclosures about Market Risk          18

Item 4. Controls and Procedures                                             18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 4. Submission of Matters to a Vote of Security Holders                 20

Item 6. Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                  21

CERTIFICATIONS                                                              22

                               Genta Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,  December 31,
($ in thousands, except per share data)                                             2002          2001
                                                                               ---------------------------
                                                                                (Unaudited)
                                ASSETS

Current assets:
   Cash and cash equivalents ................................................    $ 126,757     $  38,098
   Short-term investments ...................................................           --        15,988
   Accounts receivable (Note 3) .............................................        6,914            36
   Notes receivable .........................................................          200           200
   Prepaid expenses (Note 4) ................................................        3,013           707
                                                                                 -----------------------
Total current assets ........................................................      136,884        55,029

Property and equipment, net .................................................        2,986         1,848
Intangibles, net ............................................................        1,584         2,120
Other assets ................................................................        1,773         1,633
                                                                                 -----------------------
Total assets ................................................................    $ 143,227     $  60,630
                                                                                 =======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................................    $   2,251     $   9,571
   Accrued expenses .........................................................        7,465         2,309
   Deferred revenues, current portion .......................................        5,237            --
   Other current liabilities ................................................          212           440
                                                                                 -----------------------
Total current liabilities ...................................................       15,165        12,320

   Deferred revenues (Note 6) ...............................................       42,664            --
   Convertible debt (Note 7) ................................................       10,000            --
                                                                                 -----------------------
Total liabilities ...........................................................       67,829        12,320
                                                                                 -----------------------

   Commitments and contingencies ............................................

Stockholders' equity:
   Preferred stock, Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized, 260,500 and 261,000 shares issued and outstanding at September 30, 2002 and December 31, 2001,
     respectively, liquidation value of $13,025 and $13,050, respectively ...           --            --
   Common stock, $.001 par value; 120,000,000 shares authorized,
      74,540,833 and 66,000,210 shares issued and outstanding at
      September 30, 2002 and December 31, 2001, respectively ................           74            66
   Additional paid-in capital ...............................................      321,470       248,685
   Accumulated deficit ......................................................     (243,470)     (198,662)
   Deferred compensation ....................................................         (997)       (1,713)
   Accumulated other comprehensive loss .....................................           --           (66)
                                                                                 -----------------------
                                                                                    77,077        48,310

   Less cost of treasury stock; 249,200 shares at September 30, 2002 (Note 8)       (1,679)           --
                                                                                 -----------------------
Total stockholders' equity ..................................................       75,398        48,310
                                                                                 -----------------------

Total liabilities and stockholders' equity ..................................    $ 143,227     $  60,630
                                                                                 =======================

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended September 30,   Nine Months Ended September 30,
(In thousands, except per share data)                     2002             2001             2002             2001
                                                        --------         --------         --------         --------
Revenues:
   Licensing fees (Note 6) .........................    $    282         $     22         $    465         $     92
   Development funding (Note 6) ....................       1,043               --            1,739               --
   Royalties .......................................          --                1               36               13
                                                        --------         --------         --------         --------
                                                           1,325               23            2,240              105
                                                        --------         --------         --------         --------

Costs and expenses:
   Research and development, net  (Note 5) .........      13,044            9,150           32,574           23,786
   General and administrative, net (Note 5) ........       3,602            2,060           14,651            5,582
   Promega settlement (Note 11) ....................          --               --               --            1,000
   Compensation expense related to stock options ...         239              186              716              580
                                                        --------         --------         --------         --------
                                                          16,885           11,396           47,941           30,948
                                                        --------         --------         --------         --------
Loss from operations ...............................     (15,560)         (11,373)         (45,701)         (30,843)

Other income (expense):
Equity in net income of joint venture ..............          33               --               33               --
Other income, principally net interest income ......         557              953            1,102            2,061
Interest expense ...................................        (142)              --             (242)              --
                                                        --------         --------         --------         --------
                                                             448              953              893            2,061
                                                        --------         --------         --------         --------
Net loss applicable to common shares ...............    $(15,112)        $(10,420)        $(44,808)        $(28,782)
                                                        ========         ========         ========         ========

Net loss per common share ..........................    $  (0.21)        $  (0.19)        $  (0.64)        $  (0.54)
                                                        ========         ========         ========         ========

Shares used in computing net loss per common share .      73,410           54,735           69,732           52,988
                                                        ========         ========         ========         ========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
(In thousands)                                                            2002          2001
                                                                       ---------     ---------
Operating activities
Net loss ..........................................................    $ (44,808)    $ (28,782)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ..................................        1,180           802
   Loss on disposal of fixed assets ...............................           10            15
   Loss on Promega settlement (Note 11) ...........................           --         1,000
   Compensation expense related to stock options ..................          716           580
Changes in operating assets and liabilities:
         Accounts and notes receivable (Note 3) ...................       (6,878)         (601)
         Prepaids and other assets ................................       (2,446)         (333)
         Accounts payable, accrued and other current liabilities ..       (2,392)        4,457
         Deferred revenue (Note 6) ................................       47,901            --
                                                                       ---------     ---------
Net cash used in operating activities .............................       (6,717)      (22,862)
                                                                       ---------     ---------

Investing activities
  Purchase of available-for-sale short-term investments ...........           --       (11,304)
  Maturities and sales of available-for-sale short-term investments       16,055        26,792
  Purchase of property and equipment ..............................       (1,793)         (690)
                                                                       ---------     ---------
Net cash provided by investing activities .........................       14,262        14,798
                                                                       ---------     ---------

Financing activities
  Issuance of common stock from private placement, net ............       71,035            --
  Issuance of convertible debt (Note 7) ...........................       10,000            --
  Purchase of treasury stock (Note 8) .............................       (1,679)           --
  Issuance of common stock upon exercise of warrants and options ..        1,758         7,422
                                                                       ---------     ---------
Net cash provided by financing activities .........................       81,114         7,422
                                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents ..................       88,659          (642)
Cash and cash equivalents at beginning of period ..................       38,098        19,025
                                                                       ---------     ---------
Cash and cash equivalents at end of period ........................    $ 126,757     $  18,383
                                                                       =========     =========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

      Results for the interim periods are not necessarily indicative of results for the full years. These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

      Revenue Recognition

      In April 2002, the Company entered into a development and commercialization agreement ("Collaborative Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"). Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. ("the Alliance"), and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere (Note 5). Reimbursements are to be made pursuant to a single net payment from one party to the other. Such payments are due and payable 60 days following the end of the quarter in which such expenses are incurred.

      Consistent with SAB 101, initial and future funding of ongoing development received from Aventis after the achievement of certain research and development milestones (Note 5) will be recognized over the estimated useful life of the first-to-expire related patent of 115 months.

      Research and Development

      Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials. Reimbursements for applicable Genasense(TM)-related costs, under the Collaborative Agreement, have been recorded as a reduction to expenses in the condensed consolidated statements of operations.

      Intangible Assets

      Intangible assets, consisting primarily of licensed technology and capitalized patent costs, are amortized using the straight-line method over their estimated useful lives of five years. The Company's policy is to evaluate the appropriateness of the carrying values of the unamortized balances of intangible assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these assets, such impairment would be recognized by a write-down of the applicable assets. The Company evaluates the continuing value of patents and patent applications in each financial reporting period. Through this evaluation, the Company may elect to continue to maintain these patents, seek to out-license them, or abandon them.

      Net Loss Per Common Share

      The calculation of basic and diluted loss per common share is identical for the three and nine-month periods ended September 30, 2002 and 2001. Potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

      Recent Accounting Pronouncements

      In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 147 ("SFAS 147"), "Acquisitions of Certain Financial Institutions". The provisions of SFAS 147 do not apply to the Company.

      In June 2002, the FASB issued Statement of Financial Accounting Standards 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS 146 to have a material effect on the Company's financial position or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards 145 ("SFAS 145"). Among other things, SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". The Company does not expect SFAS 145 to have a material effect on the Company's financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and the adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

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

(2)   Short-Term Investments

      There were no corporate debt securities held as short-term investments at September 30, 2002.

(3)   Accounts Receivable

      Included in accounts receivable and netted against operating expenses in the condensed consolidated statements of operations at September 30, 2002, is $6.725 million in net expense reimbursements due from Aventis for various third-party costs, internal costs of scientific and technical personnel ("Full-time Equivalents" or "FTE's") and Genasense(TM) drug supply costs for the three month period ended September 30, 2002. Information with respect to this cost reimbursement is presented below (in thousands):

            Reimbursement to Genta:
            Third-party costs ........................      $ 4,152
            Drug supply costs ........................        2,061
            FTE's ....................................        1,220
            Adjustment for June 30, 2002 billing .....         (708)
                                                            -------
            Amount due Genta                                $ 6,725
                                                            =======

      The amount included in accounts receivable at June 30, 2002, of $7.172 million, was paid in full by Aventis in August 2002, as required under the terms of the Collaborative Agreement (Note 5), and $0.708 million has been deducted from the September 30, 2002 billing amount as an adjustment to the June 30, 2002 billing.

(4)   Prepaid Expenses

      Included in prepaid expenses at September 30, 2002 are deposits remaining of $2.6 million in connection with purchase commitments for clinical drug supplies of Genasense(TM), which are scheduled for delivery during the fourth quarter of 2002. Pursuant to the Collaborative Agreement (Note 5), Aventis has agreed to reimburse the Company for at least 75% of these deposits after the drug is shipped to the clinical sites.

(5)   Collaborative Agreement

      Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. ("the Alliance"), and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. The Company will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both Genta and Aventis, will oversee the Alliance. Collectively, this Collaborative Agreement could provide up to $476.9 million in cash, equity and convertible debt proceeds to the Company. In addition, under the Collaborative Agreement, Genta is entitled to royalties on any worldwide sales of Genasense(TM), from which Genta is required to pay third-party pass-through royalties to the University of Pennsylvania ("UPenn") and The National Institutes of Health ("NIH") based on net worldwide sales. Furthermore, under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. An analysis of expenses reimbursed under the Collaborative Agreement follows (in thousands):

                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                  --------------------------------     -------------------------------
                                        2002         2001                    2002         2001
                                      --------     --------                --------     --------
Research and development
expenses, gross ..................    $ 19,608     $  9,150                $ 45,886     $ 23,786
Less expense reimbursement .......      (6,564)          --                 (13,312)          --
                                      --------     --------                --------     --------
Research and development
expenses, net ....................    $ 13,044     $  9,150                $ 32,574     $ 23,786
                                      ========     ========                ========     ========

General and administrative, gross     $  3,763     $  2,060                $ 15,236     $  5,582
Less expense reimbursement .......        (161)          --                    (585)          --
                                      --------     --------                --------     --------
General and administrative, net ..    $  3,602     $  2,060                $ 14,651     $  5,582
                                      ========     ========                ========     ========

      As of September 30, 2002, the Company has received a total of $131.9 million in initial and near-term funding, which included a $10.0 million licensing fee and $40.0 million in development funding (Note 6), $10.0 million in convertible debt proceeds (Note 7), and $71.9 million pursuant to an at-market equity investment in the Company's common stock priced at $10.792 per share. The remaining amounts that could be received under the Collaborative Agreement, $280.0 million in cash and $65.0 million in convertible note proceeds, are contingent upon the achievement of certain research and development milestones. In connection with this $131.9 million, the Company paid approximately $1.5 million for financial advisory services and an aggregate of $3.5 million in one-time pass-through payments to UPenn and the NIH. Neither UPenn nor the NIH is entitled to any portion of future research and development milestone payments that Genta may receive.

(6)   Deferred Revenues

      As of September 30, 2002, the Company had recorded $47.9 million in deferred revenues relating to the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis under the Collaborative Agreement (Note 5), of which $5.2 million is included in current liabilities and $42.7 million is classified as long-term deferred revenues, which will be recognized over the estimated useful life of the first-to-expire related patent of 115 months, in accordance with SAB 101. Any subsequent milestone payments that may be received from Aventis will also be recognized over the then, remaining estimated useful life of the first-to-expire related patent.

(7)   Convertible Debt

      At September 30, 2002, the Company had $10.0 million in convertible debt that was issued in connection with the Collaborative Agreement (Note 5). The Company received $10 million in debt proceeds from Aventis, and issued a $10.0 million convertible promissory note to Aventis ("Aventis Note"). Interest accrues at the rate of 5.63% per annum until April 26, 2009 (the "Maturity Date") and compounds annually on each anniversary date of the Aventis Note through the Maturity Date. The Company may redeem the Aventis Note for cash in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $0.5 million (and in $0.1 million increments thereafter). In addition, the Company may convert the Aventis Note on or prior to the Maturity Date in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $5.0 million (and in $1.0 million increments thereafter), into fully paid and non-assessable shares of common stock (calculated as to the nearest 1/1000 of a share). As of any date, the number of shares of common stock into which the Aventis Note may be converted shall be determined by a formula based on the then market value of the common stock (the "Conversion Price"), subject to a minimum Conversion Price of $8.00 per share.

(8)   Treasury Stock

      In June 2002, the Company commenced a stock repurchase program, whereby up to 5,000,000 shares of its common stock may be repurchased by the Company at prices deemed desirable by the Company. The Company uses the cost method to account for treasury stock. As of September 30, 2002, the Company had repurchased 249,200 shares of common stock in open-market transactions. Details for the three-month period ended September 30, 2002 follow:

                                                         Average price per
                               Shares Repurchased              share
                               ------------------        -----------------
           July 2002                129,300                   $ 6.9582
         September 2002             110,000                     6.4132
                               ------------------        -----------------
                                    239,300                   $ 6.7077
                               ==================        =================

      In October 2002, the Company purchased an additional 143,500 shares at an aggregate cost of $0.826 million, or $5.7584 per share. Since initiating the stock repurchase program, the Company has repurchased a total of 392,700 shares at an average cost of $6.3807 per share.

(9)   Comprehensive Loss

      An analysis of comprehensive loss is presented below (in thousands):

                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                       --------------------------------        -------------------------------
                                              2002         2001                       2002         2001
                                              ----         ----                       ----         ----
Net loss .........................          $(15,112)    $(10,420)                  $(44,808)    $(28,782)
Unrealized (loss) gain on market
value change on available-for-sale
short-term investments ...........                 6         (139)                        66          (48)
                                            --------     --------                   --------     --------
Total comprehensive loss .........          $(15,106)    $(10,559)                  $(44,742)    $(28,830)
                                            ========     ========                   ========     ========

(10) Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

(In thousands)                                                          Nine Months Ended September 30,
                                                                        -------------------------------
                                                                              2002            2001
                                                                          -----------     -----------
Market value change of available-for-sale equity securities ....              $ --           $ (3)
Market value change of available-for-sale short-term investments                66            (45)
Common stock issued in payment of hiring bonus .................                --             50

      No interest or income taxes were paid for the nine months ended September 30, 2002 and 2001.

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

      During May 2000, Promega notified Genta of two claims against Genta and its wholly-owned subsidiary, Genko Scientific, Inc. (f/k/a JBL Scientific, Inc.) ("Genko"), for indemnifiable damages in the aggregate amount of $2.8 million under the JBL Agreement. Promega announced that it intended to offset these damages against the principal amount due under its $1.2 million promissory note issued as partial consideration for the Genko assets, which note provided for payment of $0.7 million on June 30, 2000. Promega further demanded an additional $1.6 million in settlement of this matter. On October 16, 2000, the Company filed suit in the U.S. District Court of California for nonpayment on the $1.2 million promissory note plus accrued interest. On November 6, 2000, Promega filed a counter suit against the Company in the U.S. District Court of California for the damages discussed above. During the first quarter of 2001, the Company and Promega entered into a settlement agreement under which Promega agreed to restructure its $1.2 million promissory note to a $0.2 million, non-interest bearing note payable by Promega upon final resolution of certain environmental issues related to JBL (Note 12). In addition, the Company agreed to forgive all accrued interest. The transaction resulted in a non-recurring charge of $1.0 million for the quarter ended March 31, 2001.

(12)  Commitments and Contingencies

      Litigation and Potential Claims

      JBL

      In October 1996, JBL retained a chemical consulting firm (the "Consulting Firm") to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program was conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs had decreased over time. The results of the latest sampling conducted by JBL indicated that PCEs and chloroform had decreased in all but one of the monitoring sites. Based on the information provided to the Company by the Consulting Firm, the Company accrued $0.065 million relating to remedial costs in 1999. Pursuant to the JBL agreement, the Company has agreed to indemnify Promega in respect of this matter. In November 2001, the Company received from the California Regional Water Quality Control Board notification of the completion of site investigation and remedial action for these sites and that no further action related to this case is required.

      JBL was notified on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $0.075 million during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $0.063 million to settle their potential liability. In December 2001, Genta received a revised settlement proposal from the EPA in the amount of $0.033 million, the terms of the settlement with the EPA containing standard contribution protection and release language and accordingly, reduced the previous accrual. In January 2002, the Company accepted the proposal and paid the $0.033 million as an offer to settle this matter. There can be no assurance, however, that the EPA will not reject our settlement offer if there is not a sufficient number of PRP's settling with the EPA.

      Genta Europe

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or approximately US$0.808 million at September 30, 2002) with a scheduled maturity of December 31, 2002. Pursuant to the loan agreement with ANVAR, the utilization of the proceeds was intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In February 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or approximately US$0.628 million at September 30, 2002) and subsequently notified Genta that Genta was liable as a guarantor on the note. Based on the advice of French counsel, we do not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believe it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof.

      In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased operations and terminated its only remaining employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against Genta in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or approximately US$0.374 million at September 30, 2002). On October 8, 2001, the Commercial Court of Marseilles ordered Genta to pay an amount of FF1.9 million (or approximately US$0.284 million at September 30, 2002). The Company negotiated with Marseille Amenagement and agreed to settle this matter for ECU0.140 million or $0.138 million, which was paid in September 2002. The settlement amount of $0.138 million was recorded as a reduction to the Company's accrued net liability.

      At September 30, 2002, the Company has accrued a net liability of $0.212 million related to the liquidated subsidiary and related matters, which was reduced by the settlement discussed above. Management believes that this net amount is still adequate to provide for these contingencies.

      University of Pennsylvania

      In October 2002, a licensing officer from the University of Pennsylvania ("UPenn") asserted a claim to a portion of the initial $40.0 million development funding (Note 6) the Company received from Aventis pursuant to the Collaborative Agreement. The Company has disputed this claim and has filed a petition for binding arbitration for this matter, as provided in the original licensing agreement between the Company and UPenn. At the current time the Company cannot reasonably estimate the outcome of this claim; however, the Company does not believe that this claim will have a material adverse impact on the Company's financial results and liquidity.

      Purchase Commitments

      At September 30, 2002, the Company was obligated for $27.3 million under firm commitments for drug substance purchases during 2002, of which deposits in an aggregate of $5.5 million have already been paid and $2.6 million of these deposits still remain to be applied to future drug substance purchase invoices (Note 4). Pursuant to the Collaborative Agreement with Aventis (Note 5), the Company anticipates that it will be reimbursed for at least 75% of these purchase commitments after the drug is shipped to the clinical sites. In addition, the Company has committed up to $5.0 million of advance financing to the drug substance manufacturer, for facility expansion, which has not yet been paid, and if paid, would be recovered with interest through future payments determined as a function of drug substance purchases to be made by Genta in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to September 30, 2002, the Company has incurred a cumulative net loss of approximately $243.5 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

Certain Factors Affecting Forward-Looking Statements - Safe Harbor Statement

      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. For example, the results obtained in pre-clinical or clinical studies may not be indicative of results that will be obtained in future clinical trials, and delays in the initiation or completion of clinical trials may occur as a result of many factors. Further examples of such risks and uncertainties also include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations; timely development of new products, receipt of necessary regulatory approvals, and acceptance of new products; the successful application of the Company's technology to produce new products and competitive techniques; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies, changing market conditions; and those other factors set forth in "Certain Risks and Uncertainties Related to the Company's Business" in the Company's most recent Form 10-K. The Company does not undertake to update forward-looking statements. Although the Company believes that the forward-looking statements contained herein are reasonable, it can give no assurances that the Company's expectations are correct.

Summary Statement of Cash Flows for the three months ended September 30, 2002 ($ thousands)

      Operating activities:
      Net loss ..........................................................    $ (15,112)
      Items reflected in net loss not requiring cash:
         Depreciation and amortization ..................................          412
         Compensation expense related to stock options ..................          239
      Changes in operating assets and liabilities .......................          (95)
                                                                             ---------
      Net cash used in operating activities .............................      (14,556)
                                                                             ---------
      Investing activities:
        Maturities and sales of available-for-sale short-term investments          489
        Purchase of property and equipment ..............................         (614)
                                                                             ---------
      Net cash used in investing activities .............................         (125)
                                                                             ---------
      Financing activities:
        Purchase of treasury stock ......................................       (1,605)
                                                                             ---------
      Net cash used in financing activities .............................       (1,605)
                                                                             ---------
      Decrease in cash and cash equivalents .............................      (16,286)
      Cash and cash equivalents at June 30, 2002 ........................      143,043
                                                                             ---------
      Cash and cash equivalents at September 30, 2002 ...................    $ 126,757
                                                                             =========

Results of Operations for the three months ended September 30, 2002 and 2001

                                                             Summary Operating Results
      ($ thousands)                                    For the three months ended September 30,

                                                                  Increase (Decrease)
                                                                ----------------------
                                                     2002           $             %           2001
                                                   --------     --------      --------      --------
      Revenues:
          Licensing fees ......................    $    282     $    260         1,182%     $     22
          Development funding .................       1,043        1,043           N/A            --
          Royalties ...........................          --           (1)         (100)%           1
                                                   --------     --------      --------      --------
                                                      1,325        1,302                          23
      Costs and expenses:
          Research and development ............      19,608       10,458           114%        9,150
          General and administrative ..........       3,763        1,703            83%        2,060
          Compensation expense related to stock
      options .................................         239           53            28%          186
          Less: Expense reimbursement .........       6,725        6,725           N/A            --
                                                   --------     --------      --------      --------
                                                     16,885        5,489            48%       11,396
                                                   --------     --------      --------      --------
      Loss from operations ....................     (15,560)       4,187            37%      (11,373)

      Other income, principally net interest
         income ...............................         590         (363)          (38)%         953
      Less: Interest expense ..................         142          142           N/A            --
                                                   ========     ========      ========      ========
      Net loss applicable to common shares ....    $(15,112)    $  4,692            45%     $(10,420)
                                                   ========     ========      ========      ========

      Revenues. Licensing fees and development funding for the three months ended September 30, 2002 increased $0.260 million and $1.043 million, respectively, over the comparable period in 2001. These increases in 2002 reflect the amortization of the up-front licensing fee and development funding received from Aventis (Note 5), which are being recognized over the estimated useful life of the first-to-expire related patent of 115 months.

      Research and development expenses. Research and development expenses for the three months ended September 30, 2002 increased $10.458 million or 114% over the comparable period in 2001. The increase in research and development expenses is primarily attributable to investigator, monitor fees and drug supply costs for current Genasense(TM) on-going clinical studies, FDA required pre-clinical studies for Genasense(TM), development costs relating to Ganite(R) and other compounds, and increased personnel costs. Of the $19.608 million in research and development expenses for the three months ended September 30, 2002, $6.183 million and $0.878 million were reimbursable at 75% and 100%, respectively, pursuant to the Collaborative Agreement (Note 5), of which the net amount of $6.564 million after adjustment for June 30, 2002 billing, will be reimbursed. Certain of the research and development expenses relating to drug manufacturing not currently reimbursable, will be at least 75% reimbursed after the drug is shipped to the clinical sites.

      General and administrative expenses. General and administrative expenses for the three months ended September 30, 2002 increased $1.703 million or 83% over the comparable period in 2001. The increase is primarily related to legal fees incurred in connection with the Collaborative Agreement (Note 5), personnel costs and increased marketing-related spending. Of the $3.763 million in general and administrative expenses for the three months ended September 30, 2002, sales and marketing related expenses of $0.372 million were reimbursable at 100% pursuant to the Collaborative Agreement, of which the net amount of $0.161million after adjustment for June 30, 2002 billing, will be reimbursed.

      Expense reimbursement. Expense reimbursement for the three months ended September 30, 2002 relate to various third-party, FTE and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 3), as follows (in thousands):

            Third-party costs ........................      $ 4,152
            Drug supply costs ........................        2,061
            FTE's ....................................        1,220
            Adjustment for June 30, 2002 billing .....         (708)
                                                            -------
            Amount due Genta .........................      $ 6,725
                                                            =======

      Other Income. Net other income for the three months ended September 30, 2002 decreased $0.363 million or 38% over the comparable period in 2001, principally as a result of significantly lower investment balances and decreased yields on investments, as the proceeds received from Aventis had not yet been placed into any investment instruments. Interest expense is attributable to interest being accrued on the $10.0 million convertible promissory note issued to Aventis (Note 7). Included in other income for the three months ended September 30, 2002 was $0.033 million, which represents the equity in net income of joint venture for the period ending June 30, 2002, after deducting Genta's share of administrative expenses of $0.033 million.

      Net Loss. Genta incurred a net loss of $15.112 million, or $0.21 per share, for the three months ended September 30, 2002, compared with a net loss of $10.420 million, or $0.19 per share, for the three months ended September 30, 2001. The increase in net loss, and per share net loss to common shareholders, was due to increased expenses primarily related to third-party costs and drug supply costs for current Genasense(TM) on-going clinical studies, FDA required pre-clinical studies for Genasense(TM), legal fees incurred in connection with the Collaborative Agreement (Note 5), personnel costs and increased marketing-related spending.

Results of Operations for the nine months ended September 30, 2002 and 2001

                                                               Summary Operating Results
      ($ thousands)                                     For the nine months ended September 30,

                                                                  Increase (Decrease)
                                                                ----------------------
                                                     2002           $             %           2001
                                                   --------     --------      --------      --------
      Revenues:
          Licensing fees ......................    $    465     $    373           405%     $     92
          Development funding .................       1,739        1,739           N/A            --
          Royalties ...........................          36           23           177%           13
                                                   --------     --------      --------      --------
                                                      2,240        2,135                         105
      Costs and expenses:
          Research and development ............      45,886       22,100            93%       23,786
          General and administrative ..........      15,236        9,654           173%        5,582
          Promega settlement ..................          --       (1,000)         (100)%       1,000
          Compensation expense related to stock
      options .................................         716          136            23%          580
          Less: Expense reimbursement .........      13,897       13,897           N/A            --
                                                   --------     --------      --------      --------
                                                     47,941       16,993            55%       30,948
                                                   --------     --------      --------      --------
      Loss from operations ....................     (45,701)      14,858            48%      (30,843)

      Other income, principally net interest
         income ...............................       1,135         (926)          (45)%       2,061
      Less: Interest expense ..................         242          242           N/A            --
                                                   --------     --------      --------      --------
      Net loss applicable to common shares ....    $(44,808)    $ 16,026            56%     $(28,782)
                                                   ========     ========      ========      ========

      Revenues. Licensing fees and development funding for the nine months ended September 30, 2002 increased $.373 million and $1.739 million, respectively, over the comparable period in 2001. These increases in 2002 reflect the amortization of the up-front licensing fee and development funding received from Aventis (Note 5), which are being recognized over the estimated useful life of the first-to-expire related patent of 115 months.

      Research and development expenses. Research and development expenses for the nine months ended September 30, 2002 increased $22.100 million or 93% over the comparable period in 2001. The increase in research and development expenses is primarily attributable to investigator, monitor fees and drug supply costs for current Genasense(TM) on-going clinical studies, FDA required pre-clinical studies for Genasense(TM), development costs relating to Ganite(R) and other compounds, and increased personnel costs. Of the $45.886 million in research and development expenses for the nine months ended September 30, 2002, only those expenses incurred subsequent to the Collaborative Agreement (Note 5) were subject to reimbursement, of which $11.971 million and $1.342 million were reimbursable at 75% and 100%, respectively. Certain of the research and development expenses relating to drug manufacturing not currently reimbursable and incurred subsequent to the Collaborative Agreement (Note 5), will be at least 75% reimbursed after the drug is shipped to the clinical sites.

      General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2002 increased $9.654 million or 173% over the comparable period in 2001. The increase is primarily related to financial advisory services and sublicense fees relating to and legal fees incurred in connection with the Collaborative Agreement (Note 5), personnel costs and increased marketing-related spending. Of the $15.236 million in general and administrative expenses for the nine months ended September 30, 2002, only those expenses subsequent to the Collaborative Agreement were subject to reimbursement, of which sales and marketing related expenses of $0.584 million were reimbursable at 100%.

      Expense reimbursement. Expense reimbursement for the nine months ended September 30, 2002 relate to various third-party, FTE and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 3), as follows (in thousands):

            Third-party costs ......................         $ 7,232
            Drug supply costs ......................           4,624
            FTE's ..................................           2,041
                                                             -------
            Amount billed by Genta .................         $13,897
                                                             =======

      Other Income. Net other income for the nine months ended September 30, 2002 decreased $0.926 million or 45% over the comparable period in 2001, principally as a result of significantly lower investment balances and decreased yields on investments, as the proceeds received from Aventis had not yet been placed into any investment instruments. Interest expense is attributable to interest being accrued on the $10.0 million convertible promissory note issued to Aventis (Note 7). Included in other income for the nine months ended September 30, 2002 was $0.033 million, which represents the equity in net income of joint venture for the period ending June 30, 2002, after deducting Genta's share of administrative expenses of $0.033 million.

      Net Loss. Genta incurred a net loss of $44.808 million, or $0.64 per share, for the nine months ended September 30, 2002, compared with a net loss of $28.782 million, or $0.54 per share, for the nine months ended September 30, 2001. The increase in net loss, and per share net loss to common shareholders, was due to increased expenses that were primarily related to third-party costs and drug supply costs for current Genasense(TM) on-going clinical studies, FDA required pre-clinical studies for Genasense(TM), financial advisory services and sublicense fees relating to and legal fees incurred in connection with the Collaborative Agreement (Note 5), personnel costs and increased marketing-related spending.

Liquidity and Capital Resources

      Since its inception, the Company has financed its operations primarily from private placements and public offerings of its equity securities, and more recently from licensing its products and intellectual property. Cash received from these equity offerings totaled approximately $279.7 million through September 30, 2002, including net proceeds of $71.0 million received in 2002 and $32.2 million received in 2001. At September 30, 2002, the Company had cash, cash equivalents and short-term investments totaling $126.757 million compared to $54.086 million at December 31, 2001.

      In June 2002, the Company signed a new seven-year lease agreement for an additional 69,000 square feet of office space, at a rental cost of $1.764 million per year. The Company has retained significant existing improvements to that space, including furniture and other furnishings. A security deposit of approximately $1.4 million will be paid in January 2003, and rent payments for portions of this new space will begin as the Company occupies each portion of the space. All the Company's other leases for office space have been amended so that the expiration dates coincide with the new lease. At the end of the initial lease term, the Company has the option to renew these leases for five more years at the then prevailing market rental rate.

      In May 2002, the Company sold 6,665,498 shares of common stock to Aventis in connection with the Collaborative Agreement (Note 5) and received net proceeds of $71.0 million, net of investment banking fees of $0.899 million and related expenses.

      As reflected in Note 5 to the condensed consolidated financial statements, in April 2002, Genta entered into a Collaborative Agreement with Aventis. Under the terms of the Collaborative Agreement, Genta and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. (the "Alliance"), and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. The Company will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both Genta and Aventis, will oversee the Alliance. Collectively, this Collaborative Agreement could provide up to $476.9 million in cash, equity and convertible debt proceeds to the Company. In addition, under the Collaborative Agreement, the Company is entitled to royalties on worldwide sales of Genasense(TM) from which the Company is required to pay third-party pass through royalties to UPenn and the NIH based on net worldwide sales of Genasense(TM). Furthermore, under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. Genta has received a total of $131.9 million in initial and near-term funding, which included a $10.0 million licensing fee and $40.0 million in development funding (Note 6), $10.0 million in convertible debt proceeds (Note 7), and $71.9 million pursuant to an at-market equity investment in the Company's common stock.

      Contingent upon the achievement of certain research and development milestones, and included in the Collaborative Agreement's collective amount of $476.9 million, the Company could receive up to $280.0 million in cash, and up to $65.0 million in convertible note proceeds.

      The Company's principal expenditures relate to its research and development activities, which include the Company's on-going and future clinical trials. The Company expects these expenditures to continue. The Company expects increased total expenditures, prior to expense reimbursement, for clinical trials and drug supply related to Genasense(TM) as a result of the Collaboration Agreement with Aventis. In addition, expenditures associated with other products under development by the Company may increase as research and development activities become more focused and as other clinical trials are initiated.

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

      If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such revenues and the proceeds of any such financing to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, manufacturing and/or market introduction of potential products and expansion of its administrative activities.

Recent Accounting Pronouncements

      See Note 1 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

      Explanation of disclosure controls and procedures. Genta's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d and 14(c)) as of a date (the "Evaluation Date") within 90 days of the filing of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

      Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      JBL

      In October 1996, JBL retained a chemical consulting firm (the "Consulting Firm") to advise it with respect to an incident of soil and groundwater contamination (the "Spill"). Sampling conducted at the JBL facility revealed the presence of chloroform and perchloroethylenes ("PCEs") in the soil and groundwater at this site. A semi-annual groundwater-monitoring program was conducted, under the supervision of the California Regional Water Quality Control Board, for purposes of determining whether the levels of chloroform and PCEs had decreased over time. The results of the latest sampling conducted by JBL indicated that PCEs and chloroform had decreased in all but one of the monitoring sites. Based on the information provided to the Company by the Consulting Firm, the Company accrued $0.065 million relating to remedial costs in 1999. Pursuant to the JBL agreement, the Company has agreed to indemnify Promega in respect of this matter. In November 2001, the Company received from the California Regional Water Quality Control Board notification of the completion of site investigation and remedial action for these sites and that no further action related to this case is required.

      JBL was notified on October 16, 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. Based on volume amounts from the EPA, the Company concluded that it was probable that a liability had been incurred and accrued $0.075 million during 1998. In 1999, the EPA estimated that the Company would be required to pay approximately $0.063 million to settle their potential liability. In December 2001, Genta received a revised settlement proposal from the EPA in the amount of $0.033 million, the terms of the settlement with the EPA containing standard contribution protection and release language and accordingly, reduced the previous accrual. In January 2002, the Company accepted the proposal and paid the $0.033 million as an offer to settle this matter. T here can be no assurance, however, that the EPA will not reject our settlement offer if there is not a sufficient number of PRP's settling with the EPA.

      Genta Europe

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, in the amount of FF5.4 million (or approximately US$0.808 million at September 30, 2002) with a scheduled maturity of December 31, 2002. Pursuant to the loan agreement with ANVAR, the utilization of the proceeds was intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In February 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement and that ANVAR might request immediate repayment of the loan. In July 1998, ANVAR notified Genta Europe of its demand for accelerated repayment of the loan in the amount of FF4.2 million (or approximately US$0.628 million at September 30, 2002) and subsequently notified Genta that Genta was liable as a guarantor on the note. Based on the advice of French counsel, we do not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believe it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof.

      In June 1998, Marseille Amenagement, a company affiliated with the city of Marseilles, France, filed suit in France to evict Genta Europe from its facilities in Marseilles and to demand payment of alleged back rent due and of a lease guarantee for nine years rent. Following the filing of this claim and in consideration of the request for repayment of the loan from ANVAR, Genta Europe's Board of Directors directed the management to declare a "Cessation of Payment." Under this procedure, Genta Europe ceased operations and terminated its only remaining employee. A liquidator was appointed by the Court to take control of any assets of Genta Europe and to make payment to creditors. In December 1998, the Court in Marseilles dismissed the case against Genta Europe and indicated that it had no jurisdiction against Genta Incorporated. In August 1999, Marseille Amenagement instituted legal proceedings against Genta in the Commercial Court of Marseilles, alleging back rent and early termination receivables aggregating FF2.5 million (or approximately US$0.374 million at September 30, 2002). On October 8, 2001, the Commercial Court of Marseilles ordered Genta to pay an amount of FF1.9 million (or approximately US$0.284 million at September 30, 2002). The Company negotiated with Marseille Amenagement and agreed to settle this matter for ECU0.140 million or $0.138 million, which was paid in September 2002. The settlement amount of $0.138 million was recorded as a reduction to the Company's accrued net liability.

      At September 30, 2002, the Company has accrued a net liability of $0.212, million related to the liquidated subsidiary and related matters, which was reduced by the settlement discussed above. Management believes that this net amount is still adequate to provide for these contingencies.

      University of Pennsylvania

      In October 2002, a licensing officer from the University of Pennsylvania ("UPenn") asserted a claim to a portion of the initial $40.0 million development funding (Note 6) the Company received from Aventis pursuant to the Collaborative Agreement. The Company has disputed this claim and has filed a petition for binding arbitration for this matter, as provided in the original licensing agreement between the Company and UPenn. At the current time the Company cannot reasonably estimate the outcome of this claim; however, the Company does not believe that this claim will have a material adverse impact on the Company's financial results and liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  99.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements

                  99.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

            (b)   Reports on Form 8-K.

                  None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GENTA INCORPORATED
                            (Registrant)


                            By:    /s/ RAYMOND P. WARRELL, JR., M.D.
                                   --------------------------------------------
                            Name:  Raymond P. Warrell, Jr., M.D.
                            Title: Chairman, President, Chief Executive Officer
                                   and Principal Executive Officer


                            By:    /s/ WILLIAM P. KEANE
                                   ---------------------------------------
                            Name:  William P. Keane
                            Title: Vice President, Chief Financial Officer
                                   and Principal Accounting Officer

Date: November 13, 2002

I, Raymond P. Warrell, Jr., M.D., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Genta Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Raymond P. Warrell, Jr., M.D.
------------------------------------
Name:  Raymond P. Warrell, Jr., M.D.
Title: Chief Executive Officer

I, William P. Keane, certify that:

7.    I have reviewed this quarterly report on Form 10-Q of Genta Incorporated;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ WILLIAM P. KEANE
------------------------------
Name:  William P. Keane
Title: Chief Financial Officer