Form 10-Q
period 2003-03-31
GENTA INC DE/
filed 2003-05-15
CIK 880643

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

                  For the quarterly period ended March 31, 2003

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

                     Yes |X|                     No |_|

    As of May 13, 2003, the registrant had 73,933,964 shares of common stock outstanding.

================================================================================

                               Genta Incorporated
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

               Consolidated Balance Sheets at March 31, 2003
                  and December 31, 2002                                       3

               Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2003 and 2002                  4

               Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2003 and 2002                  5

               Notes to Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         16

Item 4.    Controls and Procedures                                            16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  17

Item 4.    Submission of Matters to a Vote of Security Holders                17

Item 6.    Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    19

CERTIFICATIONS                                                                20

                               Genta Incorporated
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,    December 31,
(In thousands, except par value data)                                         2003          2002
                                                                           ---------    ------------
                                                                          (Unaudited)
                                       ASSETS

Current assets:
   Cash and cash equivalents ..........................................    $  51,953     $  32,700
   Short-term investments (Note 2) ....................................       51,354        81,016
   Accounts receivable (Note 3) .......................................        9,300        14,574
   Notes receivable ...................................................          200           200
   Other current assets ...............................................        2,472         1,458
                                                                           ---------     ---------
Total current assets ..................................................      115,279       129,948

Property and equipment, net ...........................................        3,251         3,256
Notes receivable ......................................................          832            --
Intangibles, net ......................................................        1,295         1,440
Other assets ..........................................................        1,778         1,775
                                                                           ---------     ---------
Total assets ..........................................................    $ 122,435     $ 136,419
                                                                           =========     =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................    $   7,039     $  27,683
   Note payable .......................................................          245           490
   Accrued expenses ...................................................        5,135         4,740
   Deferred revenues, current portion .................................        5,237         5,237
   Other current liabilities ..........................................          212           212
                                                                           ---------     ---------
Total current liabilities .............................................       17,868        38,362

   Deferred revenues (Note 5) .........................................       40,045        41,354
   Convertible debt (Note 6) ..........................................       10,000        10,000
   Line of Credit (Note 7) ............................................       17,500            --
                                                                           ---------     ---------
Total liabilities .....................................................       85,413        89,716
                                                                           ---------     ---------

   Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 261 shares issued and
     outstanding at March 31, 2003 and December 31, 2002,
     respectively; liquidation value of $13,025 .......................           --            --
   Common stock, $.001 par value; 120,000 shares authorized,
      74,255 and 74,168 shares issued and 73,811 and 73,775 outstanding
      at March 31, 2003 and December 31, 2002, respectively ...........           74            74
   Additional paid-in capital .........................................      323,094       322,997
   Accumulated deficit ................................................     (282,793)     (273,190)
   Deferred compensation ..............................................         (553)         (697)
   Accumulated other comprehensive income .............................            9            25
                                                                           ---------     ---------
Total stockholders' equity ............................................       39,831        49,209

   Cost of treasury stock: 444 and 393 shares at March 31, 2003
      and December 31, 2002, respectively .............................       (2,809)       (2,506)
                                                                           ---------     ---------
Total stockholders' equity ............................................       37,022        46,703
                                                                           ---------     ---------
Total liabilities and stockholders' equity ............................    $ 122,435     $ 136,419
                                                                           =========     =========

          See accompanying notes to consolidated financial statements.

                               Genta Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
(In thousands, except per share data)                       2003             2002
                                                          --------         --------
Revenues:
   License fees (Note 5) .........................        $    266         $      5
   Development funding (Note 5) ..................           1,043               --
                                                          --------         --------
                                                             1,309                5
                                                          --------         --------
Costs and expenses:
   Research and development (Note 4) .............           6,300            9,837
   General and administrative (Note 4) ...........           4,780            2,802
   Compensation expense related to stock options .             144              238
                                                          --------         --------
                                                            11,224           12,877
                                                          --------         --------
Loss from operations .............................          (9,915)         (12,872)
                                                          --------         --------

Other income (expense):
   Other income, principally interest income .....             452              246
   Interest expense ..............................            (140)              --
                                                          --------         --------
                                                               312              246
                                                          --------         --------
Net loss applicable to common shares .............        $ (9,603)        $(12,626)
                                                          ========         ========

Net loss per common share ........................        $  (0.13)        $  (0.19)
                                                          ========         ========

Shares used in computing net loss per common share          74,233           66,525
                                                          ========         ========

          See accompanying notes to consolidated financial statements.

                               Genta Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended March  31,
                                                                            -----------------------------
(In thousands)                                                                   2003           2002
                                                                               --------       --------
Operating activities
Net loss ................................................................      $ (9,603)      $(12,626)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ........................................           495            362
   Loss on disposition of patents and equipment .........................            --             10
   Compensation expense related to stock options ........................           144            238
Changes in operating assets and liabilities:
         Accounts and notes receivable (Note 3) .........................         4,442             32
         Prepaids and other assets ......................................        (1,017)        (2,849)
         Accounts payable, accrued expenses and other current liabilities       (20,494)        (6,410)
         Deferred revenue (Note 5) ......................................        (1,309)            (5)
                                                                               --------       --------
Net cash used in operating activities ...................................       (27,342)       (21,248)
                                                                               --------       --------

Investing activities
Purchase of available-for-sale short-term investments ...................       (24,178)            --
Maturities and sales of available-for-sale short-term investments .......        53,824          7,158
Purchase of property and equipment ......................................          (345)          (413)
                                                                               --------       --------
Net cash provided by investing activities ...............................        29,301          6,745
                                                                               --------       --------

Financing activities
Proceeds from line of credit (Note 7) ...................................        17,500             --
Purchase of treasury stock (Note 8) .....................................          (303)            --
Proceeds from exercise of warrants and options ..........................            97          1,143
                                                                               --------       --------
Net cash provided by financing activities ...............................        17,294          1,143
                                                                               --------       --------

Increase (decrease) in cash and cash equivalents ........................        19,253        (13,360)

Cash and cash equivalents at beginning of period ........................        32,700         38,098
                                                                               --------       --------
Cash and cash equivalents at end of period ..............................      $ 51,953       $ 24,738
                                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                               Genta Incorporated
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

(1)   Basis of Presentation

      The unaudited consolidated financial statements of Genta Incorporated, a Delaware corporation ("Genta" or the "Company"), presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

      The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Results for the interim periods are not necessarily indicative of results for the full years.

      The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

      Revenue Recognition

      In April 2002, the Company entered into a development and commercialization agreement (the "Collaborative Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"). Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. ("the Alliance"), and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. New Drug Application ("NDA")-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. Reimbursements are to be made pursuant to a single net payment from one party to the other. Such payments are due and payable 60 days following the end of the quarter in which such expenses are incurred.

      Initial and future funding of ongoing development received from Aventis after the achievement of certain research and development milestones (Note 4) will be recognized over the estimated useful life of the first-to-expire related patent of 115 months.

      Research and Development

      Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials. Reimbursements for applicable Genasense(TM)-related costs, under the Collaborative Agreement (Note 4), have been recorded as a reduction to expenses in the consolidated statements of operations.

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

      Future amortization expense related to intangibles at March 31, 2003 follows ($ thousands):

                                                                  Amortization
                                                                    Expense
                                                                    -------

       2003 ..................................................      $  432
       2004 ..................................................         577
       2005 ..................................................         286
       2006 ..................................................          --
       2007 ..................................................          --
       Thereafter ............................................          --
                                                                    ------
            Total ............................................      $1,295
                                                                    ======

      Stock Options

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

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

($ thousands, except per share data)                             Three Months Ended March 31,
                                                                 ----------------------------
                                                                       2003         2002
                                                                       ----         ----
Net loss applicable to common shares, as reported ..............    $ (9,603)    $(12,626)
Equity related compensation expense included in reported net
  income, net of related tax effects ...........................         144          238
Total stock-based employee compensation expense determined under fair values based method for all awards, net of related tax
  effects ......................................................      (1,548)      (1,667)
                                                                    --------     --------
Pro forma net loss .............................................    $(11,007)    $(14,055)
                                                                    ========     ========

Net loss per share attributable to common shareholders:
As reported: Basic and diluted .................................    $  (0.13)    $  (0.19)
Pro forma: Basic and diluted ...................................    $  (0.15)    $  (0.21)

      Pro Forma Disclosure

      The fair value of options for the three months ended March 31, 2003 and 2002, has been estimated at the date of grant using the minimum value option pricing model with the following assumptions:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2003             2002
                                                       ----             ----
Risk-free interest rate ......................          2.8%             4.9%
Dividend yield ...............................           --               --
Expected life (years) ........................          4.0              4.5
Volatility ...................................         65.0%            62.8%

      All of the options issued during the three-month periods ended March 31, 2003 and 2002, were issued with an exercise price equal to market value on the date of grant. The weighted-average estimated fair value of stock options granted was $7.62 per share and $14.27 per share for the three-month periods ended ended March 31, 2003 and 2002, respectively.

      Net Loss Per Common Share

      Basic and diluted loss per common share are identical for the three months ended March 31, 2003 and 2002 as potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

      Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material impact on the Company's results of operations, financial position or cash flows.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

(2)   Short-Term Investments

      The carrying amounts of short-term investments approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities at March 31, 2003 is as follows ($ thousands):

Amortized costs ........................................               $ 51,345
Gross unrealized gains .................................                     41
Gross unrealized losses ................................                    (32)
                                                                       --------
Estimated fair value ...................................               $ 51,354
                                                                       ========

      The estimated fair value of each marketable security has been compared to its cost, and therefore, an unrealized gain of approximately $0.009 million has been recognized in accumulated other comprehensive income at March 31, 2003.

(3)   Accounts Receivable

      Included in accounts receivable and netted against operating expenses in the consolidated statement of operations for the three months ended March 31, 2003, is $9.157 million in net expense reimbursements due from Aventis for various third-party costs, internal costs of scientific and technical personnel ("Full-time Equivalents" or "FTE's") and Genasense(TM) drug supply costs. Information with respect to this cost reimbursement is presented below ($ thousands):

                                  Three Months Ended   Three Months Ended   Total Due To
                                    March 31, 2003     December 31, 2002       Genta
                                    --------------     -----------------       -----
Reimbursement to Genta:
  Third-party costs ..........         $ 6,048             $   134            $ 6,182
  Drug supply costs ..........           2,048                  --              2,048
  FTE's ......................           1,540                  --              1,540
                                       -------             -------            -------
  Amount due to Genta ........         $ 9,636             $   134            $ 9,770
                                       =======             =======            =======

Reimbursement to Aventis:
  FTE's ......................            (479)                 --               (479)
                                       -------             -------            -------
Net amount due to Genta ......         $ 9,157             $   134            $ 9,291
                                       =======             =======            =======

(4)   Collaborative Agreement

      In April 2002, the Company entered into a Collaborative Agreement with Aventis. Under the terms of the Collaborative Agreement, the Alliance will jointly develop and commercialize Genasense(TM) in the U.S., and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. An analysis of expenses reimbursable under the Collaborative Agreement (Note 1) follows:

($ thousands)                                       Three Months Ended March 31,
                                                    ----------------------------
                                                       2003              2002
                                                     --------          --------
Research and development expenses, gross ....        $ 15,457          $  9,837
Less net expense reimbursement ..............          (9,157)               --
                                                     --------          --------
Research and development expenses, net ......        $  6,300          $  9,837
                                                     ========          ========

General and administrative, gross ...........        $  4,780          $  2,802
Less expense reimbursement ..................              --                --
                                                     --------          --------
General and administrative, net .............        $  4,780          $  2,802
                                                     ========          ========

      As of March 31, 2003, the Company has received a total of $177.7 million in initial and near-term funding, which included a $10.0 million licensing fee and $40.0 million in development funding (Note 5), $10.0 million in convertible debt proceeds (Note 6), $71.9 million pursuant to an at-market equity investment in the Company's common stock, $28.3 million in paid expense reimbursements and $17.5 million in line of credit proceeds (Note 7). A further $9.3 million in accrued expense reimbursement is due for payment during the second quarter of 2003 (Note 3). The remaining amounts that could be received under the Collaborative Agreement, $280.0 million in cash and $65.0 million in convertible note proceeds, are contingent upon the achievement of certain research and development milestones.

(5)   Deferred Revenues

      As of March 31, 2003, the Company had recorded $45.3 million in deferred revenues relating to the initial $10.0 million licensing fee and $40.0 million development funding received under the Collaborative Agreement (Note 4), of which $5.2 million is included in current liabilities and $40.1 million is classified as long-term deferred revenues, which will be recognized over the estimated useful life of the first-to-expire related patent of 115 months. Any subsequent milestone payments that may be received from Aventis will also be recognized over the then, remaining estimated useful life of the first-to-expire related patent.

(6)   Convertible Debt

      At March 31, 2003, the Company had $10.0 million in convertible debt that was issued in connection with the Collaborative Agreement (Note 4). The Company received $10.0 million in debt proceeds from Aventis, and issued a $10.0 million convertible promissory note to Aventis ("Aventis Note"). Interest accrues at the rate of 5.63% per annum until April 26, 2009 (the "Maturity Date") and compounds annually on each anniversary date of the Aventis Note through the Maturity Date. The Company may redeem the Aventis Note for cash in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $0.5 million (and in $0.1 million increments thereafter). In addition, the Company may convert the Aventis Note on or prior to the Maturity Date in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $5.0 million (and in $1.0 million increments thereafter), into fully paid and non-assessable shares of common stock (calculated as to the nearest 1/1000 of a share). As of any date, the number of shares of common stock into which the Aventis Note may be converted shall be determined by a formula based on the then market value of the common stock (the "Conversion Price"), subject to a minimum Conversion Price of $8.00 per share.

(7)   Aventis Line of Credit

      At March 31, 2003, the Company had $17.5 million outstanding on a line of credit that was issued in connection with an amendment, dated March 14, 2003, to the Collaborative Agreement (Note 4) that established a $40.0 million line of credit related to the development, manufacturing and commercialization of Genasense(TM) ("Aventis Credit Line"). The amendment provides Genta the immediate availability of up to $40.0 million in cash. This revolving debt will be considered an advance against both past and future costs and will be secured by reimbursable development expenses from Aventis, as well as drug inventory. At the time of Genasense(TM) NDA approval in the U.S., any outstanding balance will be offset against the first milestone payment that is due to Genta from Aventis. The terms of the Aventis Credit Line provide for a favorable interest rate, which is set two days prior to the first day of each calendar quarter. The Aventis Credit Line terminates upon the earlier of (1) the receipt of Genasense(TM) NDA approval in the U.S., (2) notice given by either Genta or Aventis of the termination of the Collaborative Agreement, (3) notice given by Genta of the termination of the Aventis Credit Line, (4) various default provisions or (5) December 31, 2004. Depending upon the circumstances, repayment is due immediately or up to six months after the termination of the Aventis Credit Line.

(8)   Treasury Stock

      In June 2002 the Company commenced a stock repurchase program, whereby up to 5.0 million shares of its common stock may be repurchased by the Company at prices deemed desirable by the Company. As of March 31, 2003, the Company had repurchased 444,200 shares of common stock in open-market transactions as follows:

                                                 Shares          Average price
                                               Repurchased         per share
                                               -----------         ---------
            At December 31, 2002                 392,700            $6.3807
      Three Months Ended March 31, 2003           51,500             5.8927
                                                 -------            -------
                                                 444,200            $6.3242
                                                 =======            =======

(9)   Comprehensive Loss

      An analysis of comprehensive loss is presented below:

($ thousands)                                                        Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2003             2002
                                                                      --------         --------
Net loss .....................................................        $ (9,603)        $(12,626)
Change in market value change on available-for-sale short-term
  investments ................................................             (16)             (56)
                                                                      --------         --------
Total comprehensive loss .....................................        $ (9,619)        $(12,682)
                                                                      ========         ========

(10) Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

($ thousands)                                                         Three Months Ended March 31,
                                                                      ----------------------------
                                                                           2003         2002
                                                                           ----         ----
Market value change on available-for-sale Short-term investments...        $(16)        $(56)

      No interest was paid for the three months ended March 31, 2003 and 2002.

(11)  Commitments and Contingencies

      Litigation and Potential Claims

      JBL

      The sale of JBL Scientific, Inc. ("JBL"), the Company's manufacturing subsidiary, was completed on May 10, 1999. JBL was notified on October 1998 from Region IX of the Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. In December 2001, Genta received a revised settlement proposal from the EPA in the amount of $0.033 million, the terms of the settlement with the EPA containing standard contribution protection and release language. In January 2002, the Company accepted the proposal and paid the $0.033 million as an offer to settle this matter. There can be no assurance, however, that the EPA will not reject our settlement offer if there is not a sufficient number of PRPs settling with the EPA.

      Genta Europe

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, of which the proceeds were intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, notified Genta Europe of its demand for accelerated repayment of the loan and notified Genta that it was liable as a guarantor on the note. Based on the advice of French counsel, Genta does not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believes it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof. At March 31, 2003, the Company has accrued a net liability of $0.212 million related to this matter, which management believes is adequate to provide for this contingency.

      University of Pennsylvania

      In October 2002, a licensing officer from the University of Pennsylvania ("UPenn") asserted a claim to a portion of the initial $40.0 million development funding (Note 5) the Company received from Aventis pursuant to the Collaborative Agreement. The Company has disputed this claim and has filed a petition for binding arbitration for this matter, as provided in the original licensing agreement between the Company and UPenn. At the current time the Company cannot reasonably estimate the outcome of this claim; however, the Company does not believe that this claim will have a material adverse impact on the Company's financial results and liquidity. As such, the Company has not reserved any amount for royalty payments that could be due to UPenn as a result of binding arbitration.

      Purchase Commitments

      Per an agreement entered into with Avecia Biotechnology, Inc. ("Avecia") in December 2002 (the "Supply Agreement") the Company is obligated for up to $27.5 million in drug substance purchases during 2003. Pursuant to the Collaborative Agreement with Aventis (Note 4), the Company anticipates that it will be reimbursed for at least 75% of these purchase commitments after the drug is shipped to the clinical sites. As of March 31, 2003, no 2003 purchases of drug substance have been made, primarily due to the significant amount of drug substance purchased in the fourth quarter of 2002. In addition, the Company has committed up to $5.0 million of advance financing to Avecia for facility expansion, which would be recovered with interest through future payments determined as a function of drug substance purchases to be made by Genta in the future. As of April 2003, the Company paid $0.829 million in advance financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements - Safe Harbor Statement

      The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

      o     the Company's ability to develop, manufacture and sell its products;
      o     the potential efficacy of the Company's products;
      o     the commencement and completion of pre-clinical and clinical trials;
      o     the Company's ability to obtain necessary regulatory approvals;
      o     the Company's contractual collaborative arrangements;
      o     the adequacy of the Company's capital resources;
      o the ability to obtain sufficient financing to maintain the Company's planned operations;
      o     the possibility and effect of patent infringement claims;
      o     the impact of competitive products and market conditions; and
      o other risks described under Certain Risks and Uncertainties Related to the Company's Business in the Company's annual report on Form 10-K for the year ended December 31, 2002.

      The Company does not undertake to update any forward-looking statements. Although the Company believes that the forward-looking statements contained herein are reasonable, it can give no assurances that the Company's expectations are correct.

Overview

      Since its inception in February 1988, the Company has devoted its principal efforts toward drug discovery and research and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years due to continued requirements for ongoing research and development activities, preclinical and clinical testing activities, regulatory activities, possible establishment of manufacturing activities and a sales and marketing organization. From the period since its inception to March 31, 2003, the Company has incurred a cumulative net loss of approximately $282.8 million. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and losses will continue.

      A full description of the Company's business, R&D programs and products can be seen the Annual Report on Form 10K for the period ended December 31, 2002.

Results of Operations

                                                     Summary Operating Results
                                                For the three months ended March 31,

($ thousands)                                          Increase (Decrease)
                                                       -------------------
                                             2003          $           %           2002
                                           -------      -------     ------       --------
Revenues:
    License fees                           $   266      $   261      5,220%      $      5
    Development funding                      1,043        1,043        N/A             --
                                           -------      -------     ------       --------
                                             1,309        1,304                         5

Costs and expenses:
    Research and development                15,457        5,620         57%         9,837
    General and administrative               4,780        1,978         71%         2,802
    Compensation expense related to
     stock options                             144          (94)       (39)%          238
    Less: Expense reimbursement              9,157        9,157        N/A             --
                                           -------      -------     ------       --------
                                            11,224       (1,653)       (13)%       12,877
                                           -------      -------     ------       --------
Loss from operations                        (9,915)      (2,957)       (23)%      (12,872)

Other income, principally net interest
  income....................                   452          206         84%           246
Less: Interest expense                         140          140        N/A             --
                                           -------      -------     ------       --------
Net loss from continuing operations        $(9,603)     $(3,023)       (24)%     $(12,626)
                                           =======      =======     ======       ========

      Revenues. Licensing fees and development funding for the three months ended March 31, 2003 increased $1.304 million over the comparable period in 2002. This increase reflects the amortization of the up-front licensing fee and development funding received from Aventis (Note 5), which are being recognized over the estimated useful life of the first-to-expire related patent of 115 months.

      Research and development expenses. Research and development expenses before reimbursement for the three months ended March 31, 2003 increased $5.620 million or 57% over the comparable period in 2002. The increase in research and development expenses is primarily attributable to the costs of the Genasense(TM) Phase 3 clinical trials and NDA preparation activities, offset by lower drug substance purchases in the quarter. Of the $15.457 million in research and development expenses for the three months ended March 31, 2003, $11.062 million and $1.340 million were reimbursable at 75% and 100%, respectively, pursuant to the Collaborative Agreement (Note 4), of which the net amount of $9.636 million will be reimbursed. Certain of the research and development expenses relating to drug manufacturing not currently reimbursable will be at least 75% reimbursed after the drug is shipped to the clinical sites.

      General and administrative expenses. General and administrative expenses for the three months ended March 31, 2003 increased $1.978 million or 71% over the comparable period in 2002. The increase is primarily related to costs associated with Ganite(TM) pre-launch activities and general corporate expenses driven by business growth. There were no sales and marketing related expenses reimbursable at 100% pursuant to the Collaborative Agreement for the three months ended March 31, 2003, as sales and marketing related expenses related to Genasense(TM) are mainly being billed to and paid for directly by Aventis.

      Expense reimbursement. Expense reimbursement for the three months ended March 31, 2003 relate to various third-party, FTE and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 4), as follows ($ thousands):

      Reimbursement to Genta:
        Third-party costs ..........................              $ 6,048
        Drug supply costs ..........................                2,048
        FTE's ......................................                1,540
                                                                  -------
        Amount due to Genta ........................              $ 9,636
                                                                  =======

      Reimbursement to Aventis:
        FTE's ......................................                 (479)
                                                                  -------
      Net amount due to Genta ......................              $ 9,157
                                                                  =======

      Other Income. Net other income for the three months ended March 31, 2003 increased $0.066 million or 27% over the comparable period in 2002, principally as a result of higher investment balances on investments. Interest expense is attributable to interest being accrued on the $10.0 million Aventis Note (Note
6) and $17.5 million Aventis Credit Line (Note 7).

      Net Loss. Genta incurred a net loss of $9.603 million, or $0.13 per share, for the three months ended March 31, 2003, compared with a net loss of $12.626 million, or $0.19 per share, for the three months ended March 31, 2002. The decrease in net loss, and per share net loss to common shareholders, was primarily due to the expense reimbursement pursuant to the Collaborative Agreement (Note 4) of $9.157 million or $0.12 per share, offset by increased expenses primarily related to third-party costs for current Genasense(TM) on-going clinical studies, expenses attributable to the NDA preparation, general corporate legal fees, personnel costs and Ganite(TM) marketing-related spending.

Liquidity and Capital Resources

      Since its inception, the Company has financed its operations primarily from private placements and public offerings of its equity securities. Cash received from these equity offerings totaled approximately $279.7 million through March 31, 2003, including net proceeds of $71.0 million received in 2002. At March 31, 2003, the Company had cash, cash equivalents and short-term investments totaling $103.3 million compared to $113.7 million at December 31, 2002.

      As reflected in Note 4 to the consolidated financial statements, in April 2002, Genta entered into a Collaborative Agreement with Aventis. Under the terms of the Collaborative Agreement, the Alliance will jointly develop and commercialize Genasense(TM) in the U.S., and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. The Company will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both Genta and Aventis, will oversee the Alliance. Collectively, this Collaborative Agreement could provide up to $476.9 million in cash, equity and convertible debt proceeds to the Company. In addition, under the Collaborative Agreement, the Company is entitled to royalties on worldwide sales of Genasense(TM) from which the Company is required to pay third-party pass-through royalties to UPenn and The National Institutes of Health ("NIH") based on net worldwide sales of Genasense(TM). Furthermore, under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. Genta has received a total of $177.7 million in initial and near-term funding, which included a $10.0 million licensing fee and $40.0 million in development funding (Note 5), $10.0 million in convertible debt proceeds (Note 6), $71.9 million pursuant to an at-market equity investment in the Company's common stock, $28.3 million in paid expense reimbursements and $17.5 million in line of credit proceeds (Note 7). A further $9.3 million in accrued expense reimbursement is due for payment during the second quarter of 2003 (Note 3).

      Contingent upon the achievement of certain research and development milestones, and included in the Collaborative Agreement's collective amount of $476.9 million, the Company could receive up to $280.0 million in cash and up to $65.0 million in convertible note proceeds.

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

Recent Accounting Pronouncements

      See Note 1 to the consolidated financial statements.

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

Item 4. Controls and Procedures

      Explanation of disclosure controls and procedures. Genta's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d and 14(c)) as of a date (the "Evaluation Date") within 90 days of the filing of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

      Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      JBL

      The sale of JBL, the Company's manufacturing subsidiary, was completed on May 10, 1999. JBL was notified on October 1998 from Region IX of the EPA that it had been identified as a PRP at the Casmalia Disposal Site, which is located in Santa Barbara, California. JBL has been designated as a de minimis PRP by the EPA. In December 2001, Genta received a revised settlement proposal from the EPA in the amount of $0.033 million, the terms of the settlement with the EPA containing standard contribution protection and release language. In January 2002, the Company accepted the proposal and paid the $0.033 million as an offer to settle this matter. There can be no assurance, however, that the EPA will not reject our settlement offer if there is not a sufficient number of PRPs settling with the EPA.

      Genta Europe

      During 1995, Genta Europe, a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, of which the proceeds were intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, notified Genta Europe of its demand for accelerated repayment of the loan and notified Genta that it was liable as a guarantor on the note. Based on the advice of French counsel, Genta does not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believes it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof. At March 31, 2003, the Company has accrued a net liability of $0.212 million related to this matter, which management believes is adequate to provide for this contingency.

      University of Pennsylvania

      In October 2002, a licensing officer from the UPenn asserted a claim to a portion of the initial $40.0 million development funding (Note 5) the Company received from Aventis pursuant to the Collaborative Agreement. The Company has disputed this claim and has filed a petition for binding arbitration for this matter, as provided in the original licensing agreement between the Company and UPenn. At the current time the Company cannot reasonably estimate the outcome of this claim; however, the Company does not believe that this claim will have a material adverse impact on the Company's financial results and liquidity. As such, the Company has not reserved any amount for royalty payments that could be due to UPenn as a result of binding arbitration.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

               10.1(1) Amendment to U.S. Commercialization Agreement dated March 14, 2003, by and between Genta Incorporated and Aventis Pharmaceuticals Inc.

               99.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

               99.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

               (1) Confidential treatment has been requested for portions of such exhibit.

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


                             By:    /s/ WILLIAM P. KEANE
                                    --------------------------------------------
                             Name:  William P. Keane
                             Title: Vice President, Chief Financial Officer and
                                    Principal Accounting Officer

Date: May 15, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ WILLIAM P. KEANE
------------------------------
Name:  William P. Keane
Title: Chief Financial Officer