Form 10-K/A
period 2002-12-31
GENTA INC DE/
filed 2003-07-25
CIK 880643

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $385,800,211 as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of determining this number, 28,856,050 shares of common stock held by affiliates are excluded. For purposes of making this calculation, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

      As of July 18, 2003, the registrant had 74,509,224 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

None.

                                Introductory Note

      This Form 10-K/A is being filed by Genta Incorporated ("Genta" or the "Company") to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") for the purpose of providing the disclosure required by Items 10, 11, 12 and 13. In addition, this Form 10-K/A also amends Item 15 of the Company's 2002 Form 10-K in order to provide an additional exhibit.

                                    Part III

Item 10. Directors and Executive officers of the Registrant.

Name                                         Age       Position
----                                         ---       --------
Raymond P. Warrell, Jr., M.D.                 53       Chairman of the Board of Directors and Chief Executive Officer
William P. Keane                              48       Vice President, Chief Financial Officer and Corporate Secretary
Loretta M. Itri, M.D.                         53       President, Pharmaceutical Development, and Chief Medical Officer
Bruce A. Williams                             48       Senior Vice President, Sales and Marketing
Robert E. Klem, Ph.D. (1)                     58       Vice President and Chief Technical Officer
Jerome E. Groopman, M.D. (2)                  51       Director
Betsy McCaughey, Ph.D. (2)                    54       Director
Daniel D. VonHoff, M.D. (3)                   55       Director
Harlan J. Wakoff (3) (4)                      36       Director
Douglas G. Watson (3) (4)                     58       Director
Michael S. Weiss (2) (3)                      37       Director
Patrick J. Zenner (3) (4)                     56       Director

(1)   Retired as of January 1, 2003.
(2) Member of the Nominating and Corporate Governance Committee of the Board of Directors.
(3)   Member of the Compensation Committee of the Board of Directors.
(4)   Member of the Audit Committee of the Board of Directors.

      Raymond P. Warrell, Jr., M.D., 53, has been Chief Executive Officer and a member of the Board of Directors of the Company since December 1999 and Chairman since January 2001. From December 1999 to May 2003, he was also President of the Company. From 1980 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., manufacturers of Trisenox(R), a drug for the treatment of acute promyelocytic leukemia, which was acquired by Cell Therapeutics, Inc in January 2000. Dr. Warrell holds or has filed numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in neoplastic diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research, and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the Food and Drug Administration ("FDA"). Dr. Warrell is married to Dr. Itri.

      Jerome E. Groopman M.D., 51, has been a member of the Company's Board of Directors since November 2002. Dr. Groopman, who is Professor of Medicine and Chief of Experimental Medicine at the Beth Israel Deaconess Medical Center in Boston, also holds the Dina and Raphael Recanati Chair of Medicine at Harvard. Dr. Groopman has an extensive record of achievement in basic and clinical research related to cancer, hematology, and HIV infection. He has served on the Advisory Council to the National Heart, Lung and Blood Institute for AIDS-related diseases. He was Chairman of the Advisory Committee to the FDA for Biological Response Modifiers. In 2000, Dr. Groopman was elected to the Institute of Medicine of the National Academy of Sciences. Dr. Groopman also serves on many scientific editorial boards and has authored and published more than 150 scientific articles. Recently, he has written two books related to the devastating personal impact of disease in people afflicted with AIDS and cancer entitled, "The Measure of Our Days," and "Second Opinions: Stories of Intuition and Choice in the Changing World of Medicine." Among other periodicals, he is a frequent contributor to The New Yorker magazine, where he is staff writer on medicine and biology.

      Loretta M. Itri, M.D., F.A.C.P., 53, was appointed President, Pharmaceutical Development and Chief Medical Officer in May 2003 and was Executive Vice President, Clinical Development and Chief Medical Officer from March 2001 to May 2003. Previously, Dr. Itri was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company, from November 1990 until January 2000. As the senior clinical leader at Ortho Biotech and previously at J&J's R.W. Johnson Pharmaceutical Research Institute (PRI), she led the clinical teams responsible for NDA approvals for Procrit(R). She had similar leadership responsibilities for the approvals of Leustatin(TM), Renova(TM), Topamax(TM), Levofloxin(TM), and Ultram(TM). Prior to joining J&J, Dr. Itri was associated with Hoffmann LaRoche, Inc. from June 1982 until November 1990, most recently as Assistant Vice President and Senior Director of Clinical Investigations, where she was responsible for all phases of clinical programs in Immunology, Infectious Diseases, Antivirals, AIDS, Hematology, and Oncology. Under her leadership in the areas of recombinant proteins, cytotoxic drugs and differentiation agents, she compiled the first successful Product License Application (PLA) for an interferon product (Roferon-A(TM); interferon alfa). Dr. Itri is married to Dr. Warrell.

      William P. Keane, 48, has been Vice President and Chief Financial Officer since October 2002, and was appointed Corporate Secretary in November 2002. Previously, he was Vice President of Sourcing, Strategy, and Operations Effectiveness at Bristol Myers Squibb, Inc. From 2000 to 2001, Mr. Keane served as CFO of Covance Biotechnology Services Inc., and from 1997 to 2000, he was Vice-President of Finance within the Global Manufacturing group at Warner-Lambert/Pfizer. From 1985 to 1997, he held positions of increasing responsibility in Finance and Operations at Ciba-Geigy/Novartis.

      Robert E. Klem, Ph.D., 58, Vice President and Chief Technical Officer at the time of his retirement on January 1, 2003. Since January 1, 2003, Dr. Klem has been a consultant to the Company. Dr. Klem joined the Company in February 1991 and was promoted to Vice President in October of that year. He served as a Company Director from 1991 until 2000. In 1973, Dr. Klem co-founded JBL Scientific, Inc., where he also served as Chairman. Dr. Klem was previously Plant Manager for E.I. DuPont in Victoria, Texas from 1970 to 1974.

      Betsy McCaughey, Ph.D., 54, has been a member of the Company's Board of Directors since June 2001. Dr. McCaughey is a nationally recognized expert on health care. Dr. McCaughey has had a distinguished academic career as a faculty member at Columbia University and as John M. Olin Fellow at the Manhattan Institute. In the mid 1990s, she received broad recognition for her analysis of the Clinton health care plan. In 1995, she was elected Lieutenant Governor of New York, and was a candidate for Governor in 1998. As Lieutenant Governor, she drafted legislation dealing with Medicaid reform, clinical trials access, hospital financing, and insurance reform. She is currently an Adjunct Senior Fellow at the Hudson Institute and is a frequent commentator on the future of the health care industry. Dr. McCaughey has authored numerous articles on health insurance, medical innovation, government regulation and public policy, which have appeared in publications such as The Wall Street Journal, New Republic, The New York Times, and U.S. News and World Report.

      Daniel D. Von Hoff, M.D., F.A.C.P., 55, has been a member of the Company's Board of Directors since January 2000. He is currently Professor of Medicine, Molecular and Cellular Biology and Pathology, and Director of the Arizona Cancer Center at The University of Arizona in Tucson. Dr. Von Hoff is also Chief Scientific Officer for US Oncology. From 1985 through 1999, he was a professor at the University of Texas Health Science Center at San Antonio. From 1994 through 1999, he was also an adjunct scientist at the Southwest Foundation for Biomedical Research. Dr. Von Hoff has published more than 493 papers, 122 book chapters, and more than 832 abstracts. Dr. Von Hoff is the past President of the American Association for Cancer Research, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He is a founder and board member of ILEX(TM) Oncology, Inc. (ILXO, Nasdaq). Dr. Von Hoff has also served as a consultant to a number of biopharmaceutical companies engaged in oncology drug development. He is founder and the Editor Emeritus of Investigational New Drugs - The Journal of New Anticancer Agents, Co-Editor of ONE (ONcology Economics), and, Editor of Molecular Cancer Therapeutics.

      Harlan J. Wakoff, 36, has been a member of the Company's Board of Directors since September 1997. Mr. Wakoff is a Managing Director in the Mergers & Acquisitions Group at J.P. Morgan Securities Inc. From 1996 to 1999 Mr. Wakoff was a Vice President of the Media and Entertainment Investment Banking Group at ING Baring Furman Selz LLC. He was previously affiliated with the investment banking groups at NatWest Markets from January 1995 to June 1996 and Kidder Peabody & Co. from August 1993 to January 1995.

      Douglas G. Watson, 58, has been a member of the Company's Board of Directors since April 2002. Prior to taking early retirement in 1999, Mr. Watson's career spanned 33 years with Geigy/Ciba-Geigy/Novartis, during which time he held a variety of positions in the U.K., Switzerland and the U.S. From 1986, he was President of Ciba US Pharmaceuticals Division until 1996, when he was appointed President & CEO of Ciba-Geigy Corporation. During this ten-year period, Mr. Watson was an active member of the Pharmaceutical Research & Manufacturers Association ("PhRMA") board in Washington, DC. Mr. Watson became President & CEO of Novartis Corporation in 1997 when the merger of Ciba-Geigy & Sandoz was approved by the Federal Trade Commission. Mr. Watson is currently Chairman of OraSure Technologies Inc. He also serves as a director on the boards of Engelhard Corporation and Dendreon Corporation, as well as a number of privately held biotech companies.

      Michael S. Weiss, 37, has been Vice Chairman of the Company's Board of Directors since May 1997 and was appointed Lead Director in November 2002. Mr. Weiss is Chairman of Access Oncology, Inc., a cancer-focused oncology development and marketing company he founded and for which he served as CEO from 1999 to 2002. He was recently appointed Chairman and CEO of Keryx Biopharmaceuticals, a drug development company focused on therapies for cancer and diabetes. From 1993 until April 1999, Mr. Weiss was Senior Managing Director of Paramount Capital, Inc. and the Aries Funds. Previously, Mr. Weiss was an attorney with Cravath, Swaine & Moore.

      Bruce A. Williams, 48, Senior Vice President, Sales and Marketing since February 2001. Mr. Williams served most recently as Vice President, Sales and Marketing, at Celgene Corporation from July 1996 until March 2001, where he launched Thalomid(R), that company's first pharmaceutical product. He was previously Executive Director for Marketing at Ortho Biotech, Inc., a Johnson & Johnson company, where he launched Procrit(R) (epoetin alfa). Formerly, Mr. Williams held sales, marketing, advertising, and licensing/acquisition positions at Lederle, now a division of American Home Products, Inc., and at Organon, Inc.

      Patrick J. Zenner, 56, has been a member of the Company's Board of Directors since December 2001. Mr. Zenner is a 31-year veteran of the pharmaceutical industry and spent his entire career at Hoffmann-La Roche. During his first 12 years, he held positions of increasing responsibility in sales, marketing, health care economics, public policy and governmental affairs. In 1982, he became Vice-President and General Manager of Roche Laboratories, and subsequently Director and Head of Global Pharma Marketing, Project Development and Regulation in Basel, Switzerland. In 1988, he became Senior Vice President, Pharmaceuticals Division and a member of the Board of Directors. From 1993 until his retirement in 2001, he served as President and CEO of Hoffmann-La Roche, Inc., North America. Mr. Zenner currently serves on the Boards of Geron, Inc., Praecis Pharmaceuticals, Inc., Dendrite International, Inc, ArQule Inc., First Horizon Pharmaceutical Corp., West Pharmaceutical Services, CuraGen Corp. and Xoma Ltd. He has also served as a member of the Board and the Executive Committee of both the PhRMA and the Biotechnology Industry Organization (BIO).

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations of the representing persons that no other reports were required, except as set forth below, during the year ended December 31, 2002, the Company's officers and directors and owners of more than 10 percent of the Company's Common Stock complied with their respective filing requirements under Section 16(a) on a timely basis. Daniel D. Von Hoff, M.D. filed a Form 4 in October 2002 to report the grant of stock options by the Company to the director in September 2002. William P. Keane filed a Form 4 in November 2002 to report the grant of stock options by the Company to the executive in October 2002.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation paid to the Company's Chief Executive Officer and the four other most highly paid executive officers during the year ended December 31, 2002 (the "Named Executive Officers").

                                                 Annual Compensation                        Long-Term Compensation Awards
                                     --------------------------------------------------     -----------------------------
             Name and                                                     Other Annual         Securities Underlying
        Principal Position           Year     Salary ($)     Bonus ($)    Compensation              Options (#)
------------------------------       ----     ----------     ---------    ------------         ---------------------
Raymond P. Warrell, Jr., M.D.        2002      $325,000      $200,000       $16,289 (1)               300,000 (2)
   Chairman, and                     2001       325,000       100,000        18,037                   300,000
   Chief Executive Officer           2000       325,000       100,000        18,144                        --

William P. Keane                     2002        47,333 (3)    65,000            --                   100,000 (4)
   Vice President,
   Chief Financial Officer and
   Corporate Secretary

Loretta M. Itri, M.D.                2002       307,000       107,200         3,464 (5)                40,000 (6)
   President, Pharmaceutical         2001       201,807        79,500        11,179                   300,000
   Development and Chief
   Medical Officer

Bruce A. Williams                    2002       203,200        50,800            --                    35,000 (7)
   Senior Vice President,            2001       161,125        39,000            --                   150,000
   Sales and Marketing

Robert E. Klem, Ph.D.                2002       214,300        42,900         5,848 (8)                15,000 (9)
   Vice President and                2001       204,000        24,700            --                        --
   Chief Technical Officer

----------
(1)   Includes $6,000 for auto allowance and $10,289 for life insurance.

(2) Represents 300,000 options approved by the Board of Directors in January 2002 for milestones achieved in the year 2001 and excludes 300,000 options approved by the Compensation Committee of the Board of Directors in January 2003 as part of 2002 annual bonus.

(3) Mr. Keane, who was hired in 2002, receives a base salary of $260,000 per annum, which was prorated during 2002.

(4)   Represents options issued upon employment.

(5)   Represents long-term disability insurance.

(6) Represents 40,000 options approved in January 2002 as part of 2001 annual bonus and excludes 30,000 options approved in January 2003 as part of 2002 annual bonus.

(7) Represents options approved in January 2002 as part of 2001 annual bonus and excludes 20,000 options approved in January 2003 as part of 2002 annual bonus.

(8)   Represents travel allowance.

(9) Represents options approved in January 2002 as part of 2001 annual bonus. Dr. Klem retired from the Company on January 1, 2003, and these 15,000 options were cancelled upon his retirement from the Company.

Stock Options

      The following table sets forth certain information concerning grants of stock options made during 2002 to the Named Executive Officers.

Option Grants in Last Fiscal Year

                                                        Percent Of
                                       Number Of      Total Options
                                       Securities       Granted To       Exercise                      Grant Date
                                       Underlying      Employees In        Price       Expiration        Present
             Name                   Options Granted    Fiscal Year        ($/Sh)          Date          Value (1)
             ----                   ---------------    -----------        ------          ----          ---------
Raymond P. Warrell, Jr., M.D.          300,000 (2)        23.5%           $13.70      Jan. 25, 2012    $2,102,187
William P. Keane                       100,000 (3)         7.9%             7.38      Oct. 28, 2012      377,473
Loretta M. Itri, M.D.                   40,000 (4)         3.1%            13.70      Jan. 25, 2012      280,292
Bruce A. Williams                       35,000 (5)         2.8%            13.70      Jan. 25, 2012      245,255
Robert E. Klem, Ph.D.                   15,000 (6)         1.2%            13.70          N/A (6)        N/A (6)

----------
(1) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option-pricing model. There are four underlying assumptions in developing the grant valuations: an expected volatility of 65%, an expected term of exercise of four years, a range of risk free interest rates of 2.8% and a dividend yield of zero %. The actual value, if any, an officer may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

(2) Represents options approved by the Compensation Committee of the Board of Directors in January 2002 for milestones achieved in the year 2001 and excludes 300,000 options approved by the Compensation Committee of the Board of Directors in January 2003 as part of 2002 annual bonus.

(3)   Represents options issued upon employment.

(4) Represents options approved in January 2002 as part of 2001 annual bonus and excludes 30,000 options approved in January 2003 as part of 2002 annual bonus.

(5) Represents options approved in January 2002 as part of 2001 annual bonus and excludes 20,000 options approved in January 2003 as part of 2002 annual bonus.

(6) Represents options approved in January 2002 as part of 2001 annual bonus that were cancelled upon Dr. Klem's retirement from the Company.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      The following table sets forth certain information with respect to aggregate option exercises by the Named Executive Officers in the fiscal year ended December 31, 2002 and with respect to the unexercised options held by the Named Executive Officers as of December 31, 2002:

                                                                        Number of Securities              Value of Unexercised
                                                                       Underlying Unexercised             In-The-Money Options
                                                                     Options at Fiscal Year End          at Fiscal Year End (1)
                                 Shares Acquired        Value       -----------------------------    ------------------------------
             Name                  On Exercise        Realized      Exercisable     Unexercisable    Exercisable      Unexercisable
             ----                  -----------        --------      -----------     -------------    -----------      -------------
Raymond P. Warrell, Jr., M.D.              --                --      4,119,385        1,243,877      $19,930,679        $3,986,136

William P. Keane                           --                --             --          100,000            --               31,000

Loretta M. Itri, M.D.                      --                --         60,000          280,000          117,600           470,400

Bruce A. Williams                          --                --         37,500          147,500           38,775           116,325

Robert E. Klem, Ph.D.                  65,000          $807,407        557,353           25,000        3,669,960                --

----------
(1) Calculated on the basis of the market value of the underlying securities as of December 31, 2002 ($7.69 per share), minus the exercise price, and excludes options approved in January 2003 as part of 2002 annual bonus.

Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                          remaining available for
                             Number of securities to be    Weighted-average exercise   future issuance under equity
                               issued upon exercise of       price of outstanding           compensation plans
                                outstanding options,        options, warrants and          (excluding securities
       Plan category             warrants and rights                rights             reflected in the first column)
       -------------             -------------------                ------             ------------------------------
Equity compensation plans
approved by security                  9,368,336                      $5.13                       4,817,519
holders

Equity compensation plans
not approved by security
holders (1)

(1)   None.

Employment and Consulting Agreements

      Pursuant to an employment agreement dated as of October 28, 1999 between the Company and Dr. Warrell ("the 1999 Agreement"), Dr. Warrell was appointed the President and Chief Executive Officer of the Company, effective on December 1, 1999. Under the 1999 Agreement, Dr. Warrell receives a base salary of $325,000 per annum, which was pro rated during 1999. Dr. Warrell received compensation of $15,000 for services he rendered to the Company from October 28, 1999 up to his effective appointment as the President and Chief Executive Officer of the Company on December 1, 1999. In the event the Company terminates his employment without cause (as defined in the 1999 Agreement) or Dr. Warrell terminates his employment for good reason (as defined in the 1999 Agreement), Dr. Warrell becomes entitled to receive, as severance, the base salary he would have received during the twelve-month period following the date of termination. Dr. Warrell received a signing bonus of $100,000. At the end of Dr. Warrell's first year of employment, he was entitled to, and paid, an additional bonus of $100,000. In subsequent years, Dr. Warrell is entitled to an additional bonus of at least $100,000, subject to the achievement of agreed-upon milestones. Dr. Warrell is entitled to receive (i) annual stock options for the purchase of 300,000 shares of Common Stock upon the achievement of agreed-upon milestones;
(ii) stock options for the purchase of 793,877 shares of Common Stock on the earlier of the sixth anniversary of his employment or the date the market capitalization of the Company has exceeded three times the market capitalization of the Company upon commencement of his employment (this option condition has been satisfied); (iii) stock options for the purchase of 793,877 shares of Common Stock on the earlier of the sixth anniversary of his employment or the date the Company receives an FDA letter approving G3139 for any clinical indication; and (iv) stock options for the purchase of 3,175,508 shares of Common Stock, twenty-five percent of which vested upon commencement of his employment, with the remaining seventy-five percent vesting on a ratable monthly vesting schedule over the three-year term of his employment (items (i) through (iv) hereinafter collectively referred to as the "CEO Options"). Dr. Warrell is entitled to receive any and all medical insurance, dental insurance, group health, disability insurance and other benefit plans, which are made generally available by the Company to its senior executives. The initial terms of the 1999 Agreement were extended through May 15, 2003 per a unanimous written consent by the Board of Directors in April 2003.

      Pursuant to an employment agreement dated as of December 1, 2002 between the Company and Dr. Warrell (the "2003 Agreement") and signed May 16, 2003, Dr. Warrell continues to serve as Chairman and Chief Executive Officer of the Company. The 2003 Agreement will expire on December 31, 2005. Under the 2003 Agreement, Dr. Warrell receives a base salary of $400,000 per annum with annual percentage increases equal to at least the Consumer Price Index for the calendar year preceding the year of the increase. In the event the Company terminates his employment without cause (as defined in the 2003 Agreement) or Dr. Warrell terminates his employment for good reason (as defined in the 2003 Agreement), Dr. Warrell becomes entitled to receive, as severance, the base salary he would have received during the twelve-month period following the date of termination. At the end of each calendar year, Dr. Warrell is eligible for an annual bonus ranging from 0% to 60% of annual base salary, subject to the achievement of agreed-upon goals and objectives. Dr. Warrell is entitled to receive (i) an initial option grant of 1,000,000 stock options whereby (a) 500,000 shares vest immediately in the event that the average share price exceeds $20.00 for seven consecutive trading days (b) 500,000 shares vest immediately in the event that the average share price exceeds $30.00 for seven consecutive trading days; (ii) annual stock options for the purchase of up to 225,000 shares of Common Stock, depending upon the achievement of agreed-upon goals and objectives. Dr. Warrell continues to be entitled to receive any and all medical insurance, dental insurance, group health, disability insurance and other benefit plans, which are made generally available by the Company to its senior executives.

      Pursuant to an employment agreement dated as of March 27, 2001 between the Company and Dr. Itri, Dr. Itri was appointed the Executive Vice President of Clinical Research and Development and the Chief Medical Officer of the Company. The agreement has an initial term of two years. The agreement provides for a base annual salary of $265,000, which was prorated for 2001. The agreement also provides for a guaranteed minimum bonus of 30% of her base salary, a grant of stock options vesting over a period of four years to purchase 240,000 shares of the Company's Common Stock at an exercise price equal to the NASDAQ closing price on March 28, 2001 ($5.73 per share) and a signing bonus of $50,000, which the Company elected to issue in the form of restricted common stock on April 28, 2001, on which date the stock price was $8.34 per share. Dr. Itri was also granted an option to purchase an additional 60,000 shares of the Company's Common Stock at an exercise price of $5.73, to become exercisable in full upon final regulatory approval of the GenasenseTM compound by the FDA. The terms of Dr. Itri's employment agreement have been extended.

      Pursuant to a consultancy agreement dated as of December 13, 2002 between the Company and Dr. Klem, Dr. Klem's services were retained for a term of one year through December 31, 2003. The consultancy agreement provides for fixed monthly payments in the aggregate of $99,000, in addition to travel reimbursements.

Compensation Committee Interlocks and Insider Participation

      None of the members of the Compensation Committee had any "interlock" relationship to report during the Company's fiscal year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Managers

      The following table sets forth as of July 18, 2003 certain information with respect to the beneficial ownership of Common Stock (i) by each person known to us to own beneficially five percent or more of the Company's outstanding Common Stock (the only voting class outstanding), (ii) by each director, (iii) by each of the Named Executive Officers and (iv) by all officers and directors as a group. As of July 18, 2003, each share of Series A Preferred Stock was convertible at the option of the holder into approximately 6.8334 shares of Common Stock. Except as required by law or with respect to the creation or amendment of senior classes of preferred stock or creation of different series or classes of Common Stock, and in certain other instances, the holders of Series A Preferred Stock do not have voting rights until such shares are converted into Common Stock. The conversion price and the numbers of shares of Common Stock issuable upon conversion of the Series A Preferred Stock may be adjusted in the future, based on the provisions in the Company's Certificate of Incorporation, as amended.

                                                         Number of Shares           Percent of Class
           Name and Address (1)                       Beneficially Owned (2)      Beneficially Owned
           --------------------                       ----------------------      ------------------
           Raymond P. Warrell, Jr., M.D.                   4,250,185 (3)                5.4%
           William P. Keane                                    4,000 (4)                  *
           Loretta M. Itri, M.D.                             136,995 (5)                  *
           Bruce A. Williams                                  91,750 (6)                  *
           Robert E. Klem, Ph.D.                             301,353 (7)                  *
           Jerome E. Groopman, M.D.                           20,000 (8)                  *
           Betsy McCaughey, Ph.D.                             61,334 (8)                  *
           Daniel D. Von Hoff, M.D.                          121,667 (8)                  *
           Harlan J. Wakoff                                  235,000 (8)                  *
           Douglas G. Watson                                  63,000 (9)                  *
           Michael S. Weiss                                  829,772 (10)               1.1%
           Patrick J. Zenner                                  48,000 (8)                  *
           Lindsay A. Rosenwald, M.D.                     26,759,794 (11)              33.5%
           787 Seventh Avenue
           New York, NY  10019
           Garliston Limited                               6,665,498 (12)               8.3%
           c/o Aventis Pharmaceuticals Inc.
           300 Somerset Corporate Blvd.
           Bridgewater, NJ 08807
           All Directors and Executive Officers as        6,163,056 (13)                7.7%
           a group

----------
*     Less than one percent (1%).

(1) Unless otherwise indicated, the address of each named holder is c/o Genta Incorporated, Two Connell Drive, Berkeley Heights, NJ 07922.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options exercisable within 60 days of July 18, 2003 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Consists of 45,800 shares of Common Stock, 10,000 shares of Common Stock related to the Asset Purchase Agreement with Relgen LLC, a privately held corporation, of which Dr. Warrell is the majority stockholder and 4,194,385 shares of Common Stock issuable upon exercise of currently exercisable stock options. Excludes 5,995 shares of Common Stock held by Dr. Warrell's wife, Dr. Itri, issued as a hiring bonus and 1,000 shares of Common Stock held by Dr. Itri's Individual Retirement Account. Dr. Warrell disclaims beneficial ownership of such shares.

(4)   Consists of 4,000 shares of Common Stock.

(5) Consists of 6,995 shares of Common Stock and 130,000 shares of Common Stock issuable upon exercise of currently exercisable stock options. Excludes 10,000 shares held by a privately held corporation, of which Dr. Itri's husband, Dr. Warrell, is the majority stockholder and 45,800 shares of Common Stock held by Dr. Warrell's Individual Retirement Account. Dr. Itri disclaims beneficial ownership of such shares.

(6) Consists of 8,000 shares of Common Stock and 83,750 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(7) Consists of 301,353 shares of Common Stock issuable upon exercise of currently exercisable stock options and excludes 12,000 shares held by Dr. Klem's children's individual retirement accounts.

(8) Consists of shares issuable upon exercise of currently exercisable stock options.

(9) Consists of 15,000 shares of Common Stock and 48,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(10) Consists of 601,438 shares of Common Stock, and 228,334 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(11) Dr. Rosenwald may be deemed to have shared voting and investment power over the 21,516,861 shares of Common Stock and 250,800 shares of Series A Preferred Stock (which are convertible into 1,713,811 shares of Common Stock) that may be deemed to be beneficially owned by Paramount Capital Asset Management, Inc. ("Paramount"), of which Dr. Rosenwald is the sole stockholder. Paramount may be deemed to have shared voting and investment power over: (i) 4,528,726 shares Common Stock held by the Aries Select I, LLC, (ii) 9,455,704 shares of Common Stock held by the Aries Select Limited, a Cayman Islands trust, (iii) 1,019,774 shares of Common Stock held by the Aries Select II, LLC, (iv) 3,639,691 shares of Common Stock held by the Aries Master Fund II, LP, (v) 2,496,288 shares of Common Stock held by the Aries Domestic Fund, LP, (vi) 376,682 shares of Common Stock held by the Aries Domestic Fund II, LP, (vii) 76,813 shares of Series A Preferred Stock (convertible into 524,895 shares of Common Stock) held by the Aries Select I, LLC, (viii) 158,081 shares of Series A Preferred Stock (convertible into 1,080,231 shares of Common Stock) held by the Aries Select Limited, (ix) 15,906 shares of Series A Preferred Stock (convertible into 108,685 shares of Common Stock) held by the Aries Select II, LLC. Paramount is the General Partner and Investment Advisor of the Aries Select Fund I and Aries Select Fund II and the Investment Advisor of the Aries Limited.

      In addition, Dr. Rosenwald's holdings include 10,000 shares of Common Stock and 3,519,117 shares of Common Stock issuable upon exercise of currently exercisable warrants, over which Dr. Rosenwald may be deemed to have sole voting and investment power. Such warrants consist of 3,261,896 shares of Common Stock issuable upon conversion of 25.83 Unit Purchase Options relating to warrants issued in June 1997, 68,500 shares of Common Stock issuable upon exercise of certain warrants issued in August 1999, 158,683 shares of Common Stock issuable upon exercise of certain warrants issued in December 1999 and 30,038 shares of Common Stock issuable upon exercise of certain warrants issued in December 2001.

(12) Aventis Pharmaceuticals, Inc. may be deemed to have shared voting and investment power over 6,665,498 shares Common Stock held by Garliston Limited.

(13) Consists of 691,233 shares of Common Stock and 5,471,823 shares of Common Stock issuable upon exercise of currently exercisable stock options.

Item 13. Certain Relationships and Related Transactions

      Michael S. Weiss, Vice Chairman of the Company's board of directors, is a managing director of Genta Jago Technologies, B.V., a joint venture that is 50% owned by the Company.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial statements

      (1) Reference is made to the Index to Financial Statements under Item 8 of our 2002 Form 10-K.

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

10.3(1) Preferred Stock Purchase Agreement dated September 30, 1991 and Amendment Agreement dated October 2, 1991.

10.4(1)* Development, License and Supply Agreement dated February 2, 1989 between the Company and Gen-Probe Incorporated.

10.5(3)* Common Stock Transfer Agreement dated as of December 15, 1992, between the Company and Dr. Jacques Gonella.

10.6(3) Consulting Agreement dated as of December 15, 1992, between the Company and Dr. Jacques Gonella.

10.7(3)* Common Stock Transfer Agreement dated as of December 15, 1992, between the Company and Jagotec AG.

10.8(3)* Collaboration Agreement dated as of January 22, 1993, between Jobewol Investments B.V. (now known as Genta Jago Technologies B.V.) and Gensia, Inc.

10.9(5) Form of Purchase Agreement between the Company and certain purchasers of Common Stock.

10.10(5) Common Stock Purchase Warrant dated May 8, 1995 between the Company and Index Securities S.A.

10.11(6)*             Restated Joint Venture and Shareholders Agreement dated as of May 12, 1995 between the Company, Jagotec AG, Jago
                      Holding AG, Jago Pharma AG and Genta Jago Technologies
                      B.V.

10.12(6)*             Limited Liability Company Agreement of Genta Jago Delaware
                      LLC dated as of May 12, 1995 between GPM Generic
                      Pharmaceuticals Manufacturing Inc. and the Company.

10.13(6)*             Restated Transfer Restriction Agreement dated as of May
                      12, 1995 between the Company and Jagotec AG.

10.14(6)*             Transfer Restriction Agreement dated as of May 12, 1995
                      between the Company, GPM Generic Pharmaceuticals
                      Manufacturing Inc. and Jago Holding AG.

10.15(6)*             Common Stock Transfer Agreement dated as of May 30, 1995
                      between the Company and Jago Finance Limited.

10.16(6)*             Stockholders' Agreement dated as of May 30, 1995 between
                      the Company, Jagotec AG, Dr. Jacques Gonella and Jago
                      Finance Limited.

10.17(6)*             Restated GEOMATRIX Research and Development Agreement
                      dated as of May 12, 1995 between Jago Pharma AG, the
                      Company, Genta Jago Delaware, L.L.C. and Genta Jago
                      Technologies B.V.

10.18(6)*             Restated Services Agreement dated as of May 12, 1995
                      between Jago Pharma AG, the Company, Genta Jago Delaware,
                      L.L.C. and Genta Jago Technologies B.V.

10.19(6)*             Restated Working Capital Agreement dated as of May 12,
                      1995 and Amendment No. 1 to Restated Working Capital
                      Agreement dated as of July 11, 1995 between the Company and Genta Jago Technologies B.V.

10.20(6)*             Restated Promissory Note dated as of January 1, 1994
                      between Genta Jago Technologies B.V. and the Company.

10.21(6)*             Restated License Agreement dated as of May 12, 1995
                      between Jagotec AG and the Company.

10.22(6)*             Restated GEOMATRIX License Agreement dated as of May 12,
                      1995 between Jagotec AG and Genta Jago Technologies B.V.

10.23(6)*             GEOMATRIX Manufacturing License Agreement dated as of May
                      12, 1995 between Jagotec AG and Genta Jago Technologies
                      B.V.

10.24(6)*             Restated GEOMATRIX Supply Agreement dated as of May 12,
                      1995 between Jago Pharma AG and Genta Jago Technologies
                      B.V.

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

10.41(10)*            Development and Marketing Agreement effective February 28,
                      1996 between Apothecon, Inc. and Genta Jago Technologies
                      B.V.

10.42(10)*            License Agreement effective February 28, 1996 between
                      Apothecon, Inc. and Genta Jago Technologies B.V.

10.43(10)*            Option, Development & Sub-License Agreement (the Company
                      has requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago
                      Technologies B.V. and Krypton Ltd.

10.44(10)*            Development and Sub-License Agreement (the Company has
                      requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago
                      Technologies B.V. and Krypton Ltd.

10.45(10)*            Development and Sub-License Agreement (the Company has
                      requested confidential treatment for the name of this element) dated as of October 31, 1996 between Genta Jago
                      Technologies B.V. and Krypton Ltd.

10.46(10)*            Development and Sub-License Agreement/Diclofenac dated as
                      of October 31, 1996 between Genta Jago Technologies B.V.
                      and Krypton Ltd.

10.47(10)*            Development and Sub-License Agreement/Naproxen dated as of
                      October 31, 1996 between Genta Jago Technologies B.V. and
                      Krypton Ltd.

10.48(10)*            Development and Sub-License Agreement/Verapamil dated as
                      of October 31, 1996 between Genta Jago Technologies B.V.
                      and Krypton Ltd.

10.49(10)*            License Termination Agreement dated December 2, 1996
                      between the Company and Wilton Licensing AG and the Company.

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

10.74(16)             Employment Letter Agreement, dated as of March 27,2001,
                      from the Company to Loretta M. Itri, M.D.

10.75(16)             Employment Letter Agreement, dated as of July 24, 2001,
                      from the Company to Alfred J. Fernandez

10.76(16)             Agreement of Lease dated June 28, 2000 between The Connell
                      Company and the Company

10.77(16)             Agreement of Sublease dated August 13, 2001 between
                      Expanets, Inc. and the Company

10.78(17)*            U.S. Commercialization Agreement dated April 26, 2002, by
                      and between Genta Incorporated and Aventis Pharmaceuticals
                      Inc.

10.79(17)*            Ex-U.S. Commercialization Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

10.80(17)*            Global Supply Agreement, dated April 26, 2002, by and
                      among Genta Incorporated, Aventis Pharmaceuticals Inc. and
                      Garliston Limited

10.81(17)*            Securities Purchase Agreement, dated April 26, 2002, by
                      and between Genta Incorporated and Garliston Limited

10.82(17)             Standstill and Voting Agreement, dated April 26, 2002, by
                      and between Genta Incorporated and Garliston Limited

10.83(17)             Registration Rights Agreement, dated April 26, 2002, by
                      and between Genta Incorporated and Garliston Limited

10.84(17)             Convertible Note Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited

10.85(17)*            5.63% Convertible Promissory Note, due April 26, 2009

10.86(17)*            Subordination Agreement, dated April 26, 2002, by and
                      between Genta Incorporated and Garliston Limited

10.87(17)             Amendment of Lease, dated June 19, 2002 between The
                      Connell Company and the Company

10.88(18)**           Manufacture and Supply Agreement, dated December 20, 2002, between Genta Incorporated and Avecia Biotechnology Inc.

10.89(19)             Employment Agreement, dated as of December 1, 2002,
                      between the Company and Raymond P. Warrell, Jr., M.D.

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

----------
* The Company has been granted confidential treatment of certain portions of this exhibit.
** The Company has requested confidential treatment of certain portions of this exhibit.

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

(18) Exhibits 10.88, 23.2, 99.1 and 99.2 are incorporated herein by reference to Exhibits 10.88, 23.2, 99.1 and 99.2 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19635, filed with the Securities and Exchange Commission on March 31, 2003.

(19)  Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of July 2003.

                                          Genta Incorporated


                                          /s/ RAYMOND P. WARRELL, JR., M.D.
                                          --------------------------------------
                                          Raymond P. Warrell, Jr., M.D.
                                          Chairman, Chief Executive Officer and
                                          Principal Executive Officer

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

              Signature                                          Capacity                           Date
              ---------                                          --------                           ----
/s/ RAYMOND P. WARRELL, JR., M.D.                   Chairman, Chief Executive Officer and       July 25, 2003
-----------------------------------                 Principal Executive Officer
Raymond P. Warrell, Jr., M.D.

/s/ WILLIAM P. KEANE                                Principal Financial and Accounting          July 25, 2003
-----------------------------------                 Officer, Vice President
William P. Keane

/s/ JEROME E. GROOPMAN, M.D.                        Director                                    July 25, 2003
-----------------------------------
Jerome E. Groopman, M.D.

/s/ BETSY MCCAUGHEY                                 Director                                    July 25, 2003
-----------------------------------
Betsy McCaughey, Ph.D.

/s/ DANIEL D. VON HOFF, M.D.                        Director                                    July 25, 2003
-----------------------------------
Daniel D. Von Hoff, M.D.

/s/ HARLAN J. WAKOFF                                Director                                    July 25, 2003
-----------------------------------
Harlan J. Wakoff

/s/ DOUGLAS G. WATSON                               Director                                    July 25, 2003
-----------------------------------
Douglas G. Watson

/s/ MICHAEL S. WEISS                                Director                                    July 25, 2003
-----------------------------------
Michael S. Weiss

/s/ PATRICK J. ZENNER                               Director                                    July 25, 2003
-----------------------------------
Patrick J. Zenner

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond P. Warrell, Jr., M.D., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Genta Incorporated;
      and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: July 25, 2003


/s/ RAYMOND P. WARRELL, JR., M.D.
------------------------------------
Name:  Raymond P. Warrell, Jr., M.D.
Title: Chief Executive Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William P. Keane, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Genta Incorporated;
      and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: July 25, 2003


/s/ WILLIAM P. KEANE
------------------------------
Name:  William P. Keane
Title: Chief Financial Officer