Form 10-Q
period 2003-06-30
GENTA INC DE/
filed 2003-08-14
CIK 880643

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

                  For the quarterly period ended June 30, 2003

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

                        Yes |_|                No |X|

   As of July 31, 2003, the registrant had 74,954,128 shares of common stock outstanding.

================================================================================

                               Genta Incorporated
                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets at June 30, 2003
                  and December 31, 2002                                      3
               Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2003 and 2002          4

               Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2003 and 2002                    5
               Notes to Condensed Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        17

Item 4.    Controls and Procedures                                           18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 19

Item 4.    Submission of Matters to a Vote of Security Holders
19

Item 6.    Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                   21

CERTIFICATIONS                                                               22

                               Genta Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,    December 31,
(In thousands, except par value data)                                        2003           2002
                                                                           ---------    -----------
                                                                          (Unaudited)
                             ASSETS

Current assets:
   Cash and cash equivalents ..........................................    $  38,915     $  32,700
   Short-term investments (Note 2) ....................................       58,274        81,016
   Accounts receivable (Note 3) .......................................       19,585        14,574
   Notes receivable ...................................................          275           200
   Other current assets ...............................................        2,123         1,458
                                                                           ---------     ---------
Total current assets ..................................................      119,172       129,948

Property and equipment, net ...........................................        3,565         3,256
Notes receivable ......................................................        1,465            --
Intangibles, net ......................................................        1,151         1,440
Other assets ..........................................................        1,716         1,775
                                                                           ---------     ---------

Total assets ..........................................................    $ 127,069     $ 136,419
                                                                           =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................    $   5,093     $  27,683
   Note payable .......................................................           --           490
   Accrued expenses ...................................................        7,372         4,740
   Deferred revenues, current portion .................................        5,237         5,237
   Other current liabilities ..........................................          212           212
                                                                           ---------     ---------

Total current liabilities .............................................       17,914        38,362

   Deferred revenues (Note 5) .........................................       38,736        41,354
   Convertible debt (Note 6) ..........................................       10,000        10,000
   Line of credit (Note 7) ............................................       25,000            --
                                                                           ---------     ---------

Total liabilities .....................................................       91,650        89,716
                                                                           ---------     ---------

   Commitments and contingencies

Stockholders' equity:
   Preferred stock, Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 261 shares issued and
     outstanding at June 30, 2003 and December 31, 2002,
     respectively; liquidation value of $13,025 .......................           --            --
   Common stock, $.001 par value; 120,000 shares authorized,
      74,853 and 74,168 shares issued and 74,409 and 73,775 outstanding
      at June 30, 2003 and December 31, 2002, respectively ............           75            74
   Additional paid-in capital .........................................      324,792       322,997
   Accumulated deficit ................................................     (286,211)     (273,190)
   Deferred compensation ..............................................         (409)         (697)
   Accumulated other comprehensive (loss) income ......................          (19)           25
                                                                           ---------     ---------

Total stockholders' equity ............................................       38,228        49,209

   Cost of treasury stock: 444 and 393 shares at June 30, 2003
      and December 31, 2002, respectively .............................       (2,809)       (2,506)
                                                                           ---------     ---------

Total stockholders' equity ............................................       35,419        46,703
                                                                           ---------     ---------

Total liabilities and stockholders' equity ............................    $ 127,069     $ 136,419
                                                                           =========     =========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended June 30,  Six Months Ended June 30,
(In thousands, except per share data)                   2003         2002           2003         2002
                                                      --------     --------       --------     --------
Revenues:
   License fees and royalties (Note 5) ...........    $    276     $    214       $    542     $    219
   Development funding (Note 5) ..................       1,044          696          2,087          696
                                                      --------     --------       --------     --------
                                                         1,320          910          2,629          915

Costs and expenses:
   Research and development (Note 4) .............      (1,322)       9,693          4,978       19,530
   General and administrative (Note 4) ...........       6,131        8,247         10,911       11,049
   Compensation expense related to stock options .         144          238            288          477
                                                      --------     --------       --------     --------
                                                         4,953       18,178         16,177       31,056
                                                      --------     --------       --------     --------
Loss from operations .............................      (3,633)     (17,268)       (13,548)     (30,141)

Other income (expense):
   Other income, principally net interest income .         435          299            887          545
    Interest expense .............................        (220)        (100)          (360)        (100)
                                                      --------     --------       --------     --------
                                                           215          199            527          445
                                                      --------     --------       --------     --------

Net loss applicable to common shares .............    $ (3,418)    $(17,069)      $(13,021)    $(29,696)
                                                      ========     ========       ========     ========

Net loss per common share ........................    $  (0.05)    $  (0.25)      $  (0.18)    $  (0.44)
                                                      ========     ========       ========     ========

Shares used in computing net loss per common share      74,442       69,184         74,338       67,862
                                                      ========     ========       ========     ========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended June 30,
(In thousands)                                                            2003          2002
                                                                       ---------     ---------
Operating activities
Net loss ..........................................................    $ (13,021)    $ (29,696)
Items reflected in net loss not requiring cash:
   Depreciation and amortization ..................................        1,040           768
   Loss on disposition of patents and equipment ...................           --            10
   Compensation expense related to stock options ..................          288           477
Changes in operating assets and liabilities:
   Accounts and notes receivable (Note 3) .........................       (6,551)       (7,126)
   Prepaids and other assets ......................................         (606)       (5,579)
   Accounts payable, accrued expenses and other current liabilities      (23,066)       48,985
                                                                       ---------     ---------

Net cash  (used in) provided by operating activities ..............      (41,916)        7,839
                                                                       ---------     ---------

Investing activities
  Purchase of available-for-sale short-term investments ...........      (38,000)           --
  Maturities and sales of available-for-sale short-term investments       60,698        15,566
  Purchase of property and equipment ..............................       (1,060)       (1,179)
                                                                       ---------     ---------

Net cash provided by investing activities .........................       21,638        14,387
                                                                       ---------     ---------

Financing activities
  Issuance of common stock from private placement, net ............           --        71,035
  Issuance of convertible debt ....................................           --        10,000
  Proceeds from line of credit (Note 7) ...........................       25,000            --
  Purchase of treasury stock (Note 8) .............................         (303)          (74)
  Proceeds from exercise of warrants and options ..................        1,796         1,758
                                                                       ---------     ---------

Net cash provided by financing activities .........................       26,493        82,719
                                                                       ---------     ---------

Increase in cash and cash equivalents .............................        6,215       104,945

Cash and cash equivalents at beginning of period ..................       32,700        38,098
                                                                       ---------     ---------

Cash and cash equivalents at end of period ........................    $  38,915     $ 143,043
                                                                       =========     =========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

      Revenue Recognition

      In April 2002, the Company entered into a development and commercialization agreement (the "Collaborative Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"). Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. ("the Alliance"), and Aventis will have exclusive development and marketing rights to Genasense(TM) in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. New Drug Application ("NDA")-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. Reimbursements are to be made pursuant to a single net payment from one party to the other. Such payments are due and payable 60 days following the end of the quarter in which such expenses are incurred.

      Initial and future funding of ongoing development received from Aventis after the achievement of certain research and development milestones (Notes 4 and 5) are being recognized over the estimated useful life of the first-to-expire related patent of 115 months.

      Research and Development

      Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials. Reimbursements for applicable Genasense(TM)-related costs, under the Collaborative Agreement (Note 4), have been recorded as a reduction to expenses in the condensed consolidated statements of operations.

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

      Future amortization expense related to intangibles at June 30, 2003 follows ($ thousands):

                                                          Amortization
                                                            Expense
                                                          ------------
               2003..................................       $   288
               2004..................................           577
               2005..................................           286
               2006..................................            --
               2007..................................            --
               Thereafter............................            --
                                                            -------
                        Total........................       $ 1,151
                                                            =======

      Stock Options

      The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Consensus on Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company is amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28, over the vesting period of each respective option, which is generally four years.

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

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

($ thousands, except per share data)            Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                     2003         2002             2003         2002
                                                   --------     --------         --------     --------
Net loss applicable to common shares, as
   reported .................................      $ (3,418)    $(17,069)        $(13,021)    $(29,696)
Equity related employee compensation expense
   included in reported net income, net of
   related tax effects ......................           144          238              288          477
Total stock-based employee compensation
   expense determined under fair values based
   method for all awards, net of related tax
   effects ..................................        (1,907)      (1,909)          (3,455)      (3,576)
                                                   --------     --------         --------     --------
Pro forma net loss applicable to common
   shares ...................................      $ (5,181)    $(18,740)        $(16,188)    $(32,795)
                                                   ========     ========         ========     ========

Net loss per common share:
As reported: Basic and diluted ..............      $  (0.05)    $  (0.25)        $  (0.18)    $  (0.44)
Pro forma: Basic and diluted ................      $  (0.07)    $  (0.27)        $  (0.22)    $  (0.48)

      Pro Forma Disclosure

      The fair value of options for the three months ended June 30, 2003 and 2002, has been estimated at the date of grant using the minimum value option pricing model with the following assumptions:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      2003              2002
                                                     ------            ------
Risk-free interest rate ....................            2.5%              2.8%
Dividend yield .............................             --                --
Expected life (years) ......................            4.0               5.0
Volatility .................................           65.0%             65.0%

      All of the options issued during the three-month periods ended June 30, 2003 and 2002, were issued with an exercise price equal to market value on the date of grant. The weighted-average estimated fair value of stock options granted was $9.86 per share and $10.32 per share for the three-month periods ended June 30, 2003 and 2002, respectively.

      Net Loss Per Common Share

      Basic and diluted loss per common share are identical for the three months ended June 30, 2003 and 2002 as potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

      Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities, Equity, or Both. This limited scope statement prescribes changes to the classification of preferred securities of subsidiary trusts and the accounting for forward purchase contracts issued by a company in its own stock. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety and requires all preferred securities of subsidiary trusts to be classified as debt on the consolidated balance sheet and the related dividends as interest expense. As the Company did not have any financial instruments within the scope of SFAS No. 150, its adoption did not have any impact on the Company's results of operations, financial position or cash flows.

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

            In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption did not have any material impact on the Company's results of operations, financial position or cash flows.

(2) Short-Term Investments

      The carrying amounts of short-term investments approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities at June 30, 2003 is as follows ($ thousands):

Amortized costs .......................................                $ 58,293
Gross unrealized gains ................................                      32
Gross unrealized losses ...............................                     (51)
                                                                       --------
Estimated fair value ..................................                $ 58,274
                                                                       ========

      The estimated fair value of each marketable security has been compared to its cost, and therefore, an unrealized loss of approximately $0.019 million has been recognized in accumulated other comprehensive (loss) income at June 30, 2003.

(3) Accounts Receivable

      Included in accounts receivable and netted against operating expenses in the condensed consolidated statement of operations for the three months ended June 30, 2003, is $19.433 million in net expense reimbursements due from Aventis for various third-party costs, internal costs of scientific and technical personnel ("Full-time Equivalents" or "FTE's") and Genasense(TM) drug supply costs. Information with respect to the cost reimbursement for the three months ended June 30, 2003 is presented below ($ thousands):

Reimbursement to Genta:
  Third-party costs ...................................                $  8,822
  Drug supply costs ...................................                   9,192
  FTE's ...............................................                   1,793
                                                                       --------
  Amount due to Genta .................................                  19,807

Reimbursement to Aventis:
  FTE's ...............................................                    (374)
                                                                       --------
Net amount due to Genta ...............................                $ 19,433
                                                                       ========

(4) Collaborative Agreement

      In April 2002, the Company entered into a Collaborative Agreement with Aventis. Under the terms of the Collaborative Agreement, the Alliance will jointly develop and commercialize Genasense(TM) in the U.S., and Aventis will have exclusive development and marketing rights to Genasense(TM) in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. An analysis of expenses reimbursable under the Collaborative Agreement (Note 1) follows:

($ thousands)                               Three Months Ended June 30,    Six Months Ended June 30,
                                            ---------------------------    -------------------------
                                                2003           2002           2003           2002
                                              --------       --------       --------       --------
Research and development expenses, gross      $ 18,111       $ 16,442       $ 33,568       $ 26,279
Less net expense reimbursement .........       (19,433)        (6,749)       (28,590)        (6,749)
                                              --------       --------       --------       --------
Research and development expenses, net .      $ (1,322)      $  9,693       $  4,978       $ 19,530
                                              ========       ========       ========       ========

General and administrative, gross ......      $  6,131       $  8,670       $ 10,911       $ 11,472
Less expense reimbursement .............            --           (423)            --
                                                                                               (423)
                                              --------       --------       --------       --------
General and administrative, net ........      $  6,131       $  8,247       $ 10,911       $ 11,049
                                              ========       ========       ========       ========

      As of June 30, 2003, the Company has received a total of $194.4 million in initial and near-term funding, which included a $10.0 million licensing fee and $40.0 million in development funding (Note 5), $10.0 million in convertible debt proceeds (Note 6), $71.9 million pursuant to an at-market equity investment in the Company's common stock, $37.5 million in paid expense reimbursements and $25.0 million in line of credit proceeds (Note 7). A further $19.6 million in accrued expense reimbursement is due for payment during the third quarter of 2003 (Note 3), which includes $0.1 million due from December 31, 2002. The remaining amounts that could be received under the Collaborative Agreement, $280.0 million in cash and $65.0 million in convertible note proceeds, are contingent upon the achievement of certain research and development milestones.

(5) Deferred Revenues

      As of June 30, 2003, the Company had recorded $44.0 million in deferred revenues relating to the initial $10.0 million licensing fee and $40.0 million development funding received under the Collaborative Agreement (Note 4), of which $5.2 million is included in current liabilities and $38.8 million is classified as long-term deferred revenues, which are being recognized over the estimated useful life of the first-to-expire related patent of 115 months. Any subsequent milestone payments that may be received from Aventis will also be recognized over the then, remaining estimated useful life of the first-to-expire related patent. Separately, as of June 30, 2003, the Company had recorded $0.01 million in royalties.

(6) Convertible Debt

      At June 30, 2003, the Company had $10.0 million in convertible debt that was issued in connection with the Collaborative Agreement (Note 4). The Company received $10.0 million in debt proceeds from Aventis, and issued a $10.0 million convertible promissory note to Aventis ("Aventis Note"). Interest accrues at the rate of 5.63% per annum until April 26, 2009 (the "Maturity Date") and compounds annually on each anniversary date of the Aventis Note through the Maturity Date. The Company may redeem the Aventis Note for cash in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $0.5 million (and in $0.1 million increments thereafter). In addition, the Company may convert the Aventis Note on or prior to the Maturity Date in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $5.0 million (and in $1.0 million increments thereafter), into fully paid and non-assessable shares of common stock (calculated as to the nearest 1/1000 of a share). As of any date, the number of shares of common stock into which the Aventis Note may be converted shall be determined by a formula based on the then market value of the common stock (the "Conversion Price"), subject to a minimum Conversion Price of $8.00 per share.

(7) Aventis Line of Credit

      At June 30, 2003, the Company had $25.0 million outstanding on a line of credit that was issued in connection with an amendment, dated March 14, 2003, to the Collaborative Agreement (Note 4) that established a $40.0 million line of credit related to the development, manufacturing and commercialization of Genasense(TM) ("Aventis Credit Line"). The amendment provides Genta the immediate availability of up to $40.0 million in cash. This revolving debt will be considered an advance against both past and future costs and will be secured by reimbursable development expenses from Aventis, as well as drug inventory. At the time of Genasense(TM) NDA approval in the U.S., any outstanding balance will be offset against the first milestone payment that is due to Genta from Aventis. The terms of the Aventis Credit Line provide for a favorable interest rate, which is set two days prior to the first day of each calendar quarter. The Aventis Credit Line terminates upon the earlier of (1) the receipt of Genasense(TM) NDA approval in the U.S., (2) notice given by either Genta or Aventis of the termination of the Collaborative Agreement, (3) notice given by Genta of the termination of the Aventis Credit Line, (4) various default provisions or (5) December 31, 2004. Depending upon the circumstances, repayment is due immediately or up to six months after the termination of the Aventis Credit Line.

(8) Treasury Stock

      In June 2002 the Company commenced a stock repurchase program, whereby up to 5.0 million shares of its common stock may be repurchased by the Company at prices deemed desirable by the Company. As of June 30, 2003, the Company had repurchased 444,200 shares of common stock in open-market transactions as follows:

                                                    Shares         Average price
                                                  Repurchased        per share
                                                  -----------      -------------
At December 31, 2002 .......................        392,700           $6.3807
Six Months Ended June 30, 2003 .............         51,500            5.8927
                                                    -------           -------
                                                    444,200           $6.3242
                                                    =======           =======

(9) Comprehensive Loss

      An analysis of comprehensive loss is presented below:

                                            Three Months                  Six Months
($ thousands)                              Ended June 30,               Ended June 30,
                                     -----------------------       -----------------------
                                       2003           2002           2003           2002
                                     --------       --------       --------       --------
Net loss ......................      $ (3,418)      $(17,069)      $(13,021)      $(29,696)
Change in market value on
  available-for-sale short-term
  investments .................           (28)           116            (44)            60
                                     --------       --------       --------       --------
Total comprehensive loss ......      $ (3,446)      $(16,953)      $(13,065)      $(29,636)
                                     ========       ========       ========       ========

(10) Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

      No interest was paid for the six months ended June 30, 2003 and 2002.

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

      Genta Europe

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, of which the proceeds were intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, notified Genta Europe of its demand for accelerated repayment of the loan and notified Genta that it was liable as a guarantor on the note. Based on the advice of French counsel, Genta does not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believes it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof. At June 30, 2003, the Company has accrued a net liability of $0.212 million related to this matter, which management believes is adequate to provide for this contingency.

      University of Pennsylvania

      In October 2002, a licensing officer from the University of Pennsylvania ("UPenn") asserted a claim to a portion of the initial $40.0 million development funding (Note 5) the Company received from Aventis pursuant to the Collaborative Agreement. The Company has disputed this claim and has filed a petition for binding arbitration for this matter, as provided in the original licensing agreement between the Company and UPenn. The Company and UPenn are currently discussing the possibility of entering into a settlement with respect to this matter. Under the terms of the proposed settlement, in exchange for an agreement by UPenn to forego any and all claims in the future to any portion of any milestone and other payments (other than royalty payments) made to Genta pursuant to the Collaborative Agreement, Genta would make the following payments to UPenn: (i) $750,000 on October 1, 2003, (ii) $250,000 on February 2, 2004,
(iii) $1.5 million upon the first NDA or foreign equivalent approval of Genasense(TM) (the "first Genasense(TM) approval"), and (iv) provided that the first Genasense(TM) approval has been received by Genta, $750,000 on the earlier of (a) the second NDA or foreign equivalent approval of Genasense(TM) or (b) December 30, 2004. The proposed settlement, including the aforementioned monetary terms, is still subject to the parties reaching agreement on certain other matters, and no assurance can be given that the parties will reach any such agreement and that the proposed settlement will be entered into on these monetary terms, if at all.

      At the current time the Company cannot reasonably estimate the outcome of this claim; however, the Company does not believe that this claim will have a material adverse impact on the Company's financial results and liquidity. As of June 30, 2003, the Company has not reserved any amount for royalty payments that could be due to UPenn as a result of binding arbitration.

      Purchase Commitments

      Per an agreement entered into with Avecia Biotechnology, Inc. ("Avecia") in December 2002 (the "Supply Agreement") the Company is obligated for up to $27.5 million in drug substance purchases during 2003. Pursuant to the Collaborative Agreement with Aventis (Note 4), the Company anticipates that it will be reimbursed for at least 75% of these purchase commitments after the drug is shipped to the clinical sites. No drug substance purchases were made in the first half of 2003, primarily due to the significant amount of drug substance purchased in the fourth quarter of 2002. In addition, the Company has committed up to $5.0 million of advance financing to Avecia for facility expansion, which would be recovered with interest through future payments determined as a function of drug substance purchases to be made by the Company in the future. As of July 15, 2003, the Company had paid $1.448 million in advance financing.

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

      A full description of the Company's business, R&D programs and products is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

                                                       Summary Operating Results
($ thousands)                                    For the Three Months Ended June 30,

                                                        Increase (Decrease)
                                                       ----------------------
                                            2003           $             %           2002
                                          --------     --------      --------      --------
Revenues:
    Licensing fees and royalties .....    $    276     $     62            29%     $    214
    Development funding ..............       1,044          348            50%          696
                                          --------     --------      --------      --------
                                             1,320          410            45%          910
Costs and expenses:
    Research and development .........      18,111        1,669            10%       16,442
    General and administrative .......       6,131       (2,539)          (29)%       8,670
    Compensation expense related to
     stock options ...................         144          (94)          (39)%         238
    Less: Expense reimbursement ......      19,433       12,261           171%        7,172
                                          --------     --------      --------      --------
                                             4,953      (13,225)          (73)%      18,178
                                          --------     --------      --------      --------
Loss from operations .................      (3,633)     (13,635)          (79)%     (17,268)

Other income, principally net interest
   income ............................         435          136            45%          299
Less: Interest expense ...............         220          120           120%          100
                                          --------     --------      --------      --------
Net loss applicable to common shares .    $ (3,418)    $(13,651)          (80)%    $(17,069)
                                          ========     ========      ========      ========

      Revenues. Licensing fees, development funding and royalties for the three months ended June 30, 2003 increased $0.410 million over the comparable period in 2002. This increase reflects the amortization, for three months in 2003 compared to two months in 2002, of the up-front licensing fee and development funding received from Aventis (Note 5), which are being recognized over the estimated useful life of the first-to-expire related patent of 115 months. Royalties were $0.010 million and $0.036 million for the three months ended June 30, 2003 and 2002, respectively.

      Research and development expenses. Research and development expenses before reimbursement for the three months ended June 30, 2003 increased $1.669 million or 10% over the comparable period in 2002. The increase in research and development expenses is primarily attributable to the costs of the Genasense(TM) Phase 3 clinical trials and NDA preparation activities, offset by no drug substance purchases in the quarter. Of the $18.111 million in research and development expenses for the three months ended June 30, 2003, $14.523 million and $0.774 million were reimbursable at 75% and 100%, respectively, pursuant to the Collaborative Agreement (Note 4), of which a net amount of $11.666 million is expected to be reimbursed in the third quarter. An additional $8.141 million is expected to be reimbursed in the third quarter for drug substance and drug product shipped to Aventis in the second quarter in connection with drug substance purchases the Company expensed in 2002.

      General and administrative expenses. General and administrative expenses for the three months ended June 30, 2003 decreased $2.539 million or 29% over the comparable period in 2002. In 2002, higher expenses were a result of financial advisory services, royalty payments and legal fees relating to the Collaborative Agreement (Note 4). This was partially offset in 2003 by increased costs associated with Ganite(TM) pre-launch activities and general corporate expenses driven by business growth. There were no sales and marketing related expenses reimbursable at 100% pursuant to the Collaborative Agreement for the three months ended June 30, 2003, as sales and marketing related expenses related to Genasense(TM) are mainly being billed to and paid for directly by Aventis.

      Expense reimbursement. Expense reimbursement for the three months ended June 30, 2003 relate to various third-party, FTE and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 4), as follows ($ thousands):

Reimbursement to Genta:
  Third-party costs .....................................              $  8,822
  Drug supply costs .....................................                 9,192
  FTE's .................................................                 1,793
                                                                       --------
  Amount due to Genta ...................................                19,807

Reimbursement to Aventis:
  FTE's .................................................                  (374)
                                                                       --------
Net amount due to Genta .................................              $ 19,433
                                                                       ========

      Other income less interest expense. Net other income for the three months ended June 30, 2003 increased $0.016 million or 8% over the comparable period in 2002, principally as a result of higher investment balances on investments, offset by interest expense on the $10.0 million Aventis Note (Note 6) and the $25.0 million Aventis Credit Line (Note 7).

      Net Loss. Genta incurred a net loss of $3.418 million, or $0.05 per share, for the three months ended June 30, 2003, compared with a net loss of $17.069 million, or $0.25 per share, for the three months ended June 30, 2002. The decrease in net loss, and per share net loss to common shareholders, was primarily due to the expense reimbursement pursuant to the Collaborative Agreement (Note 4) of $19.433 million or $0.26 per share, offset by increased expenses primarily related to third-party costs for current Genasense(TM) on-going clinical studies, expenses attributable to the NDA preparation, general corporate legal fees, personnel costs and Ganite(TM) marketing-related spending.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

                                                      Summary Operating Results
($ thousands)                                    For the Six Months Ended June 30,

                                                         Increase (Decrease)
                                                       ----------------------
                                            2003           $             %           2002
                                          --------     --------      --------      --------
Revenues:
    Licensing fees and royalties .....    $    542     $    323           147%     $    219
    Development funding ..............       2,087        1,391           200%          696
                                          --------     --------      --------      --------
                                             2,629        1,714           187%          915
Costs and expenses:
    Research and development .........      33,568        7,289            28%       26,279
    General and administrative .......      10,911         (561)           (5)%      11,472
    Compensation expense related to
     stock options ...................         288         (189)          (40)%         477

    Less: Aventis reimbursement ......      28,590       21,418           299%        7,172
                                          --------     --------      --------      --------
                                            16,177      (14,879)          (48)%      31,056
                                          --------     --------      --------      --------
Loss from operations .................     (13,548)     (16,593)          (55)%     (30,141)

Other income, principally net interest
   income ............................         887          342            63%          545
Less: Interest expense ...............         360          260           260%          100
                                          --------     --------      --------      --------
Net loss applicable to common shares .    $(13,021)    $(16,675)          (56)%    $(29,696)
                                          ========     ========      ========      ========

      Revenues. Licensing fees, development funding and royalties for the six months ended June 30, 2003 increased $1.714 million over the comparable period in 2002. This increase reflects the amortization, for six months in 2003 compared to two months in 2002, of the up-front licensing fee and development funding received from Aventis (Note 5), which are being recognized over the estimated useful life of the first-to-expire related patent of 115 months. Royalties were $0.010 million and $0.036 million for the six months ended June 30, 2003 and 2002, respectively.

      Research and development expenses. Research and development expenses before reimbursement for the six months ended June 30, 2003 increased $7.289 million or 28% over the comparable period in 2002. The increase in research and development expenses is primarily attributable to the costs of the Genasense(TM) Phase 3 clinical trials and NDA preparation activities, offset by no drug substance purchases in the six months. Of the $33.568 million in research and development expenses for the six months ended June 30, 2003, $25.584 million and $2.114 million were reimbursable at 75% and 100%, respectively, pursuant to the Collaborative Agreement (Note 4), of which the net amount of $21.302 million is expected to be reimbursed. An additional $8.141 million is expected to be reimbursed for drug substance and product shipped to Aventis in the second quarter in connection with drug substance purchases expensed in 2002.

      General and administrative expenses. General and administrative expenses for the six months ended June 30, 2003 decreased $0.561 million or 5% over the comparable period in 2002. The decrease is primarily related to financial advisory services, royalty payments and legal fees relating to the Collaborative Agreement (Note 4) incurred in 2002 offset by increased costs associated with Ganite(TM) pre-launch activities and general corporate expenses driven by business growth. There were no sales and marketing related expenses reimbursable at 100% pursuant to the Collaborative Agreement for the six months ended June 30, 2003, as sales and marketing related expenses related to Genasense(TM) are mainly being billed to and paid for directly by Aventis.

      Expense reimbursement. Expense reimbursement for the six months ended June 30, 2003 relate to various third-party, FTE and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 4), as follows ($ thousands):

Reimbursement to Genta:
  Third-party costs .....................................              $ 14,870
  Drug supply costs .....................................                11,240
  FTE's .................................................                 3,333
                                                                       --------
  Reimbursement to Genta ................................                29,443

Reimbursement to Aventis:
  FTE's .................................................                  (853)
                                                                       --------
Net reimbursement to Genta ..............................              $ 28,590
                                                                       ========

      Other income less interest expense. Net other income for the six months ended June 30, 2003 increased $0.082 million or 18% over the comparable period in 2002, principally as a result of higher investment balances on investments, offset by interest expense on the $10.0 million Aventis Note (Note 6) and the $25.0 million Aventis Credit Line (Note 7).

      Net Loss. Genta incurred a net loss of $13.021 million, or $0.18 per share, for the six months ended June 30, 2003, compared with a net loss of $29.696 million, or $0.44 per share, for the six months ended June 30, 2002. The decrease in net loss, and per share net loss to common shareholders, was primarily due to the expense reimbursement pursuant to the Collaborative Agreement (Note 4) of $28.590 million or $0.38 per share, offset by increased expenses primarily related to third-party costs for current Genasense(TM) on-going clinical studies, expenses attributable to the NDA preparation, general corporate legal fees, personnel costs and Ganite(TM) marketing-related spending.

Liquidity and Capital Resources

      At June 30, 2003, the Company had cash, cash equivalents and short-term investments totaling $97.2 million compared to $113.7 million at December 31, 2002.

      As reflected in Note 4 to the condensed consolidated financial statements, in April 2002, Genta entered into a Collaborative Agreement with Aventis. Under the terms of the Collaborative Agreement, the Alliance will jointly develop and commercialize Genasense(TM) in the U.S., and Aventis will have exclusive development and marketing rights to Genasense(TM) in all countries outside of the U.S. The Company will retain responsibility for global manufacturing and for regulatory filings within the U.S., while Aventis will assume all regulatory responsibilities outside the U.S. Joint management teams, including representatives from both Genta and Aventis, will oversee the Alliance. Collectively, this Collaborative Agreement could provide up to $476.9 million in cash, equity and convertible debt proceeds to the Company. In addition, under the Collaborative Agreement, the Company is entitled to royalties on worldwide sales of Genasense(TM) from which the Company is required to pay third-party pass-through royalties to UPenn and The National Institutes of Health ("NIH") based on net worldwide sales of Genasense(TM). Furthermore, under the

Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere. Genta has received a total of $194.4 million in initial and near-term funding, which included a $10.0 million licensing fee and $40.0 million in development funding (Note 5), $10.0 million in convertible debt proceeds (Note 6), $71.9 million pursuant to an at-market equity investment in the Company's common stock, $37.5 million in paid expense reimbursements and $25.0 million in line of credit proceeds (Note 7). A further $19.6 million in accrued expense reimbursement is due for payment during the third quarter of 2003 (Note 3), which includes $0.1 million due from December 31, 2002.

      Contingent upon the achievement of certain research and development milestones, and included in the Collaborative Agreement's collective amount of $476.9 million, the Company could still receive up to an additional $280.0 million in cash and up to $65.0 million in convertible note proceeds. As of July 2003, up to $15.0 million is available under the Aventis Credit Line (Note 7).

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

      The Company anticipates seeking additional product development opportunities from external sources. Any such acquisitions may consume cash reserves or require additional cash or equity. The Company's working capital and additional funding requirements will depend upon numerous factors, including:
(i) the progress of the Company's research and development programs; (ii) the timing and results of pre-clinical testing and clinical trials; (iii) the level of resources that the Company devotes to sales and marketing capabilities; (iv) technological advances; (v) the activities of competitors; and (vi) the ability of the Company to establish and maintain collaborative arrangements with others to fund certain research and development efforts, to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

      If the Company successfully secures sufficient levels of collaborative revenues and other sources of financing, it expects to use such revenues and the proceeds of any such financings to continue and expand its ongoing research and development activities, preclinical and clinical testing activities, manufacturing and/or market introduction of potential products and expansion of its administrative activities.

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

Item 4. Controls and Procedures

      As required by Rules 13a-15(b) or 15d-15(b), Genta's Chief Executive Officer and Chief Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

      As required by Rules 13a-15(d) or 15d-15(d), Genta's Chief Executive Officer and Chief Financial Officer also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

      Genta Europe

      During 1995, Genta Europe, a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, of which the proceeds were intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, notified Genta Europe of its demand for accelerated repayment of the loan and notified Genta that it was liable as a guarantor on the note. Based on the advice of French counsel, Genta does not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believes it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof. At June 30, 2003, the Company has accrued a net liability of $0.212 million related to this matter, which management believes is adequate to provide for this contingency.

      University of Pennsylvania

      In October 2002, a licensing officer from UPenn asserted a claim to a portion of the initial $40.0 million development funding (Note 5) the Company received from Aventis pursuant to the Collaborative Agreement. The Company has disputed this claim and has filed a petition for binding arbitration for this matter, as provided in the original licensing agreement between the Company and UPenn. The Company and UPenn are currently discussing the possibility of entering into a settlement with respect to this matter. Under the terms of the proposed settlement, in exchange for an agreement by UPenn to forego any and all claims in the future to any portion of any milestone and other payments (other than royalty payments) made to Genta pursuant to the Collaborative Agreement, Genta would make the following payments to UPenn: (i) $750,000 on October 1, 2003, (ii) $250,000 on February 2, 2004, (iii) $1.5 million upon the first NDA or foreign equivalent approval of Genasense(TM) (the "first Genasense(TM) approval"), and (iv) provided that the first Genasense(TM) approval has been received by Genta, $750,000 on the earlier of (a) the second NDA or foreign equivalent approval of Genasense(TM) or (b) December 30, 2004. The proposed settlement, including the aforementioned monetary terms, is still subject to the parties reaching agreement on certain other matters, and no assurance can be given that the parties will reach any such agreement and that the proposed settlement will be entered into on these monetary terms, if at all.

      At the current time the Company cannot reasonably estimate the outcome of this claim; however, the Company does not believe that this claim will have a material adverse impact on the Company's financial results and liquidity. As of June 30, 2003, the Company has not reserved any amount for royalty payments that could be due to UPenn as a result of binding arbitration.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on June 25, 2003.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors' nominees for directors listed in the definitive proxy statement of the Company dated as of May 27, 2003. All of the Board of Directors' nominees were elected.

      (c)   Briefly described below is each matter voted upon at the Annual
            Meeting.

            (i) Election of eight directors. Total combined voting power of the shares of Common Stock voted and withheld for the election of each director was as follows:

                  Directors                             Votes For       Withheld
                  ---------                             ---------       --------
                  Raymond P. Warrell, Jr., M.D.        66,314,039        267,578
                  Jerome E. Groopman, M.D.             66,349,289        232,328
                  Betsy McCaughey, Ph.D.               66,331,816        249,801
                  Daniel D. Von Hoff, M.D.             66,319,543        262,074
                  Harlan J. Wakoff                     66,342,270        239,347
                  Douglas G. Watson                    66,298,881        282,736
                  Michael S. Weiss                     66,293,627        287,990
                  Patrick J. Zenner                    66,317,411        264,206

            (ii) Approval of an amendment to the Company's 1998 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder, the result of the voting was as follows:

                         For:                 62,509,222 votes
                         Against:              3,939,906 votes
                         Abstain:                132,489 votes
                         Broker non-vote:              0 votes

            (iii) Ratification of the selection of Deloitte & Touche LLP as the
                  Company's independent auditors, the result of voting was as follows:

                         For:                66,429,769 votes
                         Against:                96,784 votes
                         Abstain:                55,064 votes
                         Broker non-vote:             0 votes

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

                  10.1 Employment Agreement, dated as of August 5, 2003, between the Company and Loretta M. Itri, M.D.

                  31.1  Certification by the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2  Certification by the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 14, 2003