Form 10-Q
period 2003-09-30
GENTA INC DE/
filed 2003-11-14
CIK 880643

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

                For the quarterly period ended September 30, 2003

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

                           Yes |X|             No |_|

     As of October 31, 2003, the registrant had 75,819,784 shares of common stock outstanding.

================================================================================

                               Genta Incorporated
                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                            Page

Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets at September 30,
                  2003 and December 31, 2002                                 3

               Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2003 and 2002    4

               Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2003 and 2002              5

               Notes to Condensed Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        19

Item 4.    Controls and Procedures                                           19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 20

Item 4.    Submission of Matters to a Vote of Security Holders               20

Item 6.    Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                   22

CERTIFICATIONS                                                               24

                               Genta Incorporated
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,     December 31,
(In thousands, except par value data)                                            2003             2002
                                                                            -------------     ------------
                                                                             (Unaudited)
                             ASSETS

Current assets:
   Cash and cash equivalents ..........................................       $  19,035        $  32,700
   Short-term investments (Note 2) ....................................          68,362           81,016
   Accounts receivable (Note 3) .......................................          11,760           14,574
   Notes receivable ...................................................             200              200
   Other current assets ...............................................           1,941            1,458
   Unallocated purchase price (Note 5) ................................          13,627               --
                                                                              ---------        ---------
Total current assets ..................................................         114,925          129,948

Property and equipment, net ...........................................           4,636            3,256
Notes receivable (Note 6) .............................................           3,213               --
Intangibles, net ......................................................           1,007            1,440
Other assets ..........................................................           1,717            1,775
                                                                              ---------        ---------

Total assets ..........................................................       $ 125,498        $ 136,419
                                                                              =========        =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..............................       $  15,936        $  32,423
   Note payable .......................................................              --              490
   Deferred revenues, current portion .................................           5,237            5,237
   Other current liabilities ..........................................              --              212
                                                                              ---------        ---------

Total current liabilities .............................................          21,173           38,362

   Deferred revenues (Note 7) .........................................          37,426           41,354
   Convertible debt (Note 8) ..........................................          10,000           10,000
   Line of credit (Note 9) ............................................          25,000               --
                                                                              ---------        ---------

Total liabilities .....................................................          93,599           89,716
                                                                              ---------        ---------

   Commitments and contingencies ......................................

Stockholders' equity:
   Preferred stock, 5,000 shares authorized,
     Series A convertible, $.001 par value; 600 shares authorized
     261 shares issued and outstanding at September  30, 2003 and
     December 31, 2002, respectively; liquidation value of $13,025 ....              --               --
   Common stock, $.001 par value; 120,000 shares authorized,
      75,819 and 74,168 shares issued and 75,819 and 73,775 outstanding
      at September 30, 2003 and December 31, 2002, respectively .......              76               74
   Additional paid-in capital .........................................         335,511          322,997
   Accumulated deficit ................................................        (303,376)        (273,190)
   Deferred compensation ..............................................            (335)            (697)
   Accumulated other comprehensive income .............................              23               25
                                                                              ---------        ---------

Total stockholders' equity ............................................          31,899           49,209

   Cost of treasury stock: 0 and 393 shares at September 30, 2003
      and December 31, 2002, respectively .............................              --           (2,506)
                                                                              ---------        ---------

Total stockholders' equity ............................................          31,899           46,703
                                                                              ---------        ---------

Total liabilities and stockholders' equity ............................       $ 125,498        $ 136,419
                                                                              =========        =========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
(In thousands, except per share data)                    2003          2002          2003          2002
                                                       --------      --------      --------      --------
Revenues:
   License fees and royalties (Note 7) ...........     $    253      $    282      $    795      $    501
   Development funding (Note 7) ..................        1,043         1,043         3,130         1,739
                                                       --------      --------      --------      --------
                                                          1,296         1,325         3,925         2,240

Costs and expenses:
   Research and development (Note 4) .............        9,249        13,044        14,226        32,574
   Selling, general and administrative (Note 4) ..        9,287         3,602        20,198        14,651
   Compensation expense related to stock options .           74           239           362           716
                                                       --------      --------      --------      --------
                                                         18,610        16,885        34,786        47,941
                                                       --------      --------      --------      --------
Loss from operations .............................      (17,314)      (15,560)      (30,861)      (45,701)

Other income (expense):
   Other income, principally net interest income .          393           557         1,279         1,102
    Interest expense .............................         (244)         (142)         (604)         (242)
    Equity in net income of joint venture ........           --            33            --            33
                                                       --------      --------      --------      --------
                                                            149           448           675           893
                                                       --------      --------      --------      --------
Net loss applicable to common shares .............     $(17,165)     $(15,112)     $(30,186)     $(44,808)
                                                       ========      ========      ========      ========

Net loss per common share ........................     $  (0.23)     $  (0.21)     $  (0.40)     $  (0.64)
                                                       ========      ========      ========      ========

Shares used in computing net loss per common share       75,409        73,410        74,699        69,732
                                                       ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended September 30,
(In thousands)                                                                   2003           2002
                                                                              ---------      ---------
Operating activities
Net loss ................................................................     $ (30,186)     $ (44,808)
Items reflected in net loss not requiring cash:
   Depreciation, amortization and loss on disposal of fixed assets ......         1,668          1,190
   Compensation expense related to stock options ........................           362            716
Changes in operating assets and liabilities:
         Accounts and notes receivable (Note 3) .........................          (399)        (6,878)
         Prepaids and other assets ......................................          (425)        (2,446)
         Accounts payable, accrued expenses and other current liabilities       (21,760)        45,509
                                                                              ---------      ---------

Net cash used in operating activities ...................................       (50,740)        (6,717)
                                                                              ---------      ---------

Investing activities
  Purchase of available-for-sale short-term investments .................       (48,400)            --
  Maturities and sales of available-for-sale short-term investments .....        61,052         16,055
  Purchase of property and equipment ....................................        (2,615)        (1,793)
  Payment to stockholders in conjunction with Salus Acquisition (Note 5)            (56)            --
                                                                              ---------      ---------

Net cash provided by investing activities ...............................         9,981         14,262
                                                                              ---------      ---------

Financing activities
  Issuance of common stock from private placement, net ..................            --         71,035
  Issuance of convertible debt (Note 8) .................................            --         10,000
  Proceeds from line of credit (Note 9) .................................        25,000             --
  Purchase of treasury stock (Note 10) ..................................          (303)        (1,679)
  Issuance of common stock upon exercise of warrants and options ........         2,397          1,758
                                                                              ---------      ---------

Net cash provided by financing activities ...............................        27,094         81,114
                                                                              ---------      ---------

(Decrease) increase in cash and cash equivalents ........................       (13,665)        88,659

Cash and cash equivalents at beginning of period ........................        32,700         38,098
                                                                              ---------      ---------

Cash and cash equivalents at end of period ..............................     $  19,035      $ 126,757
                                                                              =========      =========

     See accompanying notes to condensed consolidated financial statements.

                               Genta Incorporated
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

      Revenue Recognition

      In April 2002, the Company entered into a series of development and commercialization agreements (collectively, the "Collaborative Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"). Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S. ("the Alliance"), and Aventis will have exclusive development and marketing rights to Genasense(TM) in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. New Drug Application ("NDA")-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and substantially all other development, marketing, and sales costs incurred worldwide in connection with Genasense(TM). Reimbursements are to be made pursuant to a single net payment from one party to the other. Such payments are due and payable 60 days following the end of the quarter in which such expenses are incurred.

      Initial and future funding of ongoing development received from Aventis after the achievement of certain research and development milestones (Notes 4 and 7) are being recognized over the estimated 115 months of useful life of the related first-to-expire patent.

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

      Future amortization expense related to intangibles at September 30, 2003 follows ($ in thousands):

                                                        Amortization
                                                          Expense
                                                        ------------
        2003 ......................................          $144
        2004 ......................................           577
        2005 ......................................           286
                                                           ------
                 Total ............................        $1,007
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

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

($ in thousands, except per share data)           Three Months Ended September 30,  Nine Months Ended September 30,
                                                  --------------------------------  -------------------------------
                                                       2003             2002             2003             2002
                                                     --------         --------         --------         --------
Net loss applicable to common shares, as
   reported .................................        $(17,165)        $(15,112)        $(30,186)        $(44,808)
Equity related employee compensation expense
   included in reported net income, net of
   related tax effects ......................              74              239              362              716
Total stock-based employee compensation
   expense determined under fair values based
   method for all awards, net of related tax
   effects ..................................          (2,119)          (1,788)          (5,508)          (5,364)
                                                     --------         --------         --------         --------
Pro forma net loss applicable to common
   shares ...................................        $(19,210)        $(16,661)        $(35,332)        $(49,456)
                                                     ========         ========         ========         ========

Net loss per common share:
As reported: Basic and diluted ..............        $  (0.23)        $  (0.21)        $  (0.40)        $  (0.64)
Pro forma: Basic and diluted ................        $  (0.25)        $  (0.23)        $  (0.47)        $  (0.71)

      Pro Forma Disclosure

      The fair value of options for the three months ended September 30, 2003 and 2002, has been estimated at the date of grant using the minimum value option pricing model with the following assumptions:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2003                2002
                                                ------------         -----------
      Risk-free interest rate ..........             2.9%                2.8%
      Dividend yield ...................              --                  --
      Expected life (years) ............             4.0                 5.0
      Volatility .......................            64.2%               65.0%

      All of the options issued during the three-month periods September 30, 2003 and 2002, were issued with an exercise price equal to market value on the date of grant. The weighted-average estimated fair value of stock options granted was $11.47 per share and $6.81 per share for the three-month periods ended September 30, 2003 and 2002, respectively.

      Net Loss Per Common Share

      Basic and diluted loss per common share are identical for the three months and nine month periods ended September 30, 2003 and 2002 as potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded in the calculation of the net loss per common share due to their anti-dilutive effect.

      Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities, Equity, or Both. This limited scope statement prescribes changes to the classification of certain financial instruments including preferred securities issued in the form of shares that are mandatory redeemable; that embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company's results of operations, financial position or cash flows.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any impact on the Company's results of operations, financial position or cash flows.

      In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. The Company has no arrangements that would be subject to this interpretation.

(2)   Short-Term Investments

      The carrying amounts of short-term investments approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities at September 30, 2003 is as follows ($ in thousands):

            Amortized costs ...................            $ 68,339
            Gross unrealized gains ............                  68
            Gross unrealized losses ...........                 (45)
                                                           --------
            Estimated fair value ..............            $ 68,362
                                                           ========

      The estimated fair value of each marketable security has been compared to its cost, and therefore, an unrealized gain of $0.023 million has been recognized in accumulated other comprehensive income at September 30, 2003.

(3)   Accounts Receivable

      Included in accounts receivable and netted against operating expenses in the condensed consolidated statement of operations for the three months ended September 30, 2003, is $11.760 million in net expense reimbursements due from Aventis for various third-party costs, internal costs of scientific and technical personnel ("Full-time Equivalents" or "FTE's") and Genasense(TM) drug supply costs. Information with respect to the cost reimbursement for the three months ended September 30, 2003 is presented below ($ in thousands):

            Reimbursement to Genta:
              Third-party costs ................           $  8,491
              Drug supply costs ................              1,759
              FTE's ............................              1,942
                                                           --------
              Amount due to Genta ..............             12,192

            Reimbursement to Aventis:
              FTE's ............................               (432)
                                                           --------
            Net amount due to Genta ............           $ 11,760
                                                           ========

(4)   Collaborative Agreement

      In April 2002, the Company entered into a Collaborative Agreement with Aventis. Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense(TM) in the U.S., and Aventis will have exclusive development and marketing rights to Genasense(TM) in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and substantially all other development, marketing, and sales costs incurred worldwide in connection with Genasense(TM). An analysis of expenses reimbursable under the Collaborative Agreement (Note 1) follows:

($ in thousands)                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              --------------------------------   -------------------------------
                                                    2003             2002             2003             2002
                                                  --------         --------         --------         --------
Research and development expenses, gross .        $ 21,009         $ 19,608         $ 54,576         $ 45,886
Less net expense reimbursement ...........         (11,760)          (6,564)         (40,350)         (13,312)
                                                  --------         --------         --------         --------
Research and development expenses, net ...        $  9,249         $ 13,044         $ 14,226         $ 32,574
                                                  ========         ========         ========         ========

Selling, general and administrative, gross        $  9,287         $  3,763         $ 20,198         $ 15,236
Less expense reimbursement ...............              --             (161)              --             (585)
                                                  --------         --------         --------         --------
Selling, general and administrative, net .        $  9,287         $  3,602         $ 20,198         $ 14,651
                                                  ========         ========         ========         ========

      As of September 30, 2003, the Company has received a total of $214.0 million in initial and near-term funding, which included a $10.0 million licensing fee and $40.0 million in development funding (Note 7), $10.0 million in convertible debt proceeds (Note 8), $71.9 million pursuant to an at-market equity investment in the Company's common stock, $57.1 million in paid expense reimbursements and $25.0 million in line of credit proceeds (Note 9). A further $11.8 million in accrued expense reimbursement is due for payment during the fourth quarter of 2003 (Note 3). The remaining amounts that could be received under the Collaborative Agreement, $280.0 million in cash and $65.0 million in convertible note proceeds, are contingent upon the achievement of certain research and development milestones.

(5)   Salus Therapeutics, Inc. Acquisition

      In August 2003, the Company acquired Salus Therapeutics, Inc. ("Salus"), a privately held company located in Salt Lake City, Utah. Salus specializes in the identification and development of drugs that are based on DNA or RNA, including antisense, small interfering RNAs (siRNA), and delivery systems for DNA/RNA-based drugs. Under the terms of the merger agreement, Genta issued 1.03 million shares of common stock with a fair value of approximately $13.0 million to Salus stockholders in exchange for all of the outstanding shares of Salus common stock, including those issued pursuant to the conversion of Salus' preferred stock. Approximately thirty-five percent of the initial payment (0.36 million shares) is held in escrow and will be released on the first anniversary of the acquisition, assuming no event of default occurs as described in the merger agreement. Contingent upon the achievement of certain preclinical and clinical milestones, an additional $17.0 million may be paid in stock or cash at Genta's option.

      The following unaudited condensed consolidated pro forma financial information has been prepared to give effect to Genta's acquisition of Salus. The pro forma adjustments are based upon available information and assumptions that Genta believes are reasonable. The unaudited condensed consolidated pro forma financial information do not purport to represent what the consolidated results of operations or financial position of Genta would actually have been if the acquisition had occurred on the dates referred to below, nor do they purport to project the results of operations or financial position of Genta for any future period.

      The unaudited condensed consolidated pro forma statement of operations data was prepared by combining Genta's statement of operations for the year ended December 31, 2002 with Salus' statement of operations for the year ended December 31, 2002, giving effect to the acquisition as though it occurred on January 1, 2002.

      The unaudited condensed consolidated pro forma statement of operations data does not give effect to any restructuring costs or any potential cost savings or other operating efficiencies that could result from the acquisition, or any non-recurring charges or credits resulting from the transaction such as in-process research and development charges.

      The unaudited condensed consolidated pro forma financial information should be read in conjunction with the historical financial statements of (i) Genta included in its Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003) and in this Quarterly Report on Form 10-Q, and (ii) Salus included in Genta's Form 8-K/A (filed November 4, 2003).

          Condensed Consolidated Pro Forma Statement of Operations Data
                      (In thousands, except per share data)

                                                  For the year ended December 31, 2002
                                         Genta         Salus    Adjustments   F/N    Pro Forma
                                        ------------------------------------------------------
Revenues ...........................    $  3,559     $    386       $--              $  3,945
Net loss ...........................    $(74,528)    $ (1,193)      $--              $(75,721)
Net loss per basic and diluted share    $  (1.05)                                    $  (1.07)

                                            For the three months ended September 30, 2003
                                          Genta      Salus    Adjustments     F/N   Pro Forma
                                        -----------------------------------------------------
Revenues ...........................    $  1,296       $20      $  --               $  1,316
Net loss ...........................    $(17,165)   $ (782)     $ 231         1     $(17,716)
Net loss per basic and diluted share    $  (0.23)                                   $  (0.23)

                                             For the three months ended September 30, 2002
                                           Genta       Salus    Adjustments   F/N   Pro Forma
                                        ------------------------------------------------------
Revenues ...........................     $  1,325    $     90       $--             $  1,415
Net loss ...........................     $(15,112)   $   (272)      $--             $(15,384)
Net loss per basic and diluted share     $  (0.21)                                  $  (0.21)

                                              For the nine months ended September 30, 2003
                                           Genta      Salus     Adjustments   F/N   Pro Forma
                                        ------------------------------------------------------
Revenues ...........................     $  3,925    $    194      $     --         $  4,119
Net loss ...........................     $(30,186)   $ (1,471)     $    231    1    $(31,426)
Net loss per basic and diluted share     $  (0.40)                                  $  (0.42)

                                              For the nine months ended September 30, 2002
                                          Genta      Salus      Adjustments   F/N   Pro Forma
                                        ------------------------------------------------------
Revenues ............................    $  2,240    $    300      $--              $  2,540
Net loss ............................    $(44,808)   $   (785)     $--              $(45,593)
Net loss per basic and diluted share     $  (0.64)                                  $  (0.65)

(1) An adjustment was made to eliminate the revenues and net losses recorded twice in the table above during the period from August 21, 2003, the date Genta purchased Salus, through September 30, 2003 ("Consolidation Period"). During that period, Salus' financial information was consolidated into Genta; however, to accurately depict the financial position of both entities for the three and nine months ended September 30, 2003, both revenues and net loss were shown on a 'stand alone' basis, and properly adjusted for by backing out the amounts during the Consolidation Period to determine the pro forma information.

      Since the estimated fair value of the assets acquired is not readily determinable at September 30, 2003, the aggregate purchase price is being shown as unallocated purchase price. Management believes that a large portion of the unallocated purchase price will be valued as in-process research and development and will be written off. Information with respect to the unallocated purchase price at September 30, 2003 is presented below ($ in thousands):

         Market value of 1.03 million shares of common
           stock issued ...................................        $12,985
         Legal and accounting fees directly associated with
           the acquisition ................................            642
                                                                   -------
                                                                   $13,627
                                                                   =======

(6)   Note Receivable

      At September 30, 2003, the Company had recorded $3.2 million as a note receivable relating to advance financing provided to Avecia Biotechnology, Inc. ("Avecia") for facility expansion, which will be recovered with interest through future payments determined as a function of drug substance purchases to be made by the Company in the future. Final repayment terms of this note receivable are pursuant to the Supply Agreement (Note 13). Information with respect to the note receivable at September 30, 2003 is presented below ($ in thousands):

         Advance funding for facility expansion                  $ 3,274
         Interest recorded ...............................            44
         Payments received ...............................          (105)
                                                                 -------
                                                                 $ 3,213
                                                                 =======

(7)   Deferred Revenues

      As of September 30, 2003, the Company had recorded $42.6 million in deferred revenues relating to the initial $10.0 million licensing fee and $40.0 million development funding received under the Collaborative Agreement (Note 4), of which $5.2 million is included in current liabilities and $37.4 million is classified as long-term deferred revenues. These revenues are being recognized over the estimated 115 months of useful life of the related first-to-expire patent. Any subsequent milestone payments that may be received from Aventis will also be recognized over the then, remaining estimated useful life of the first-to-expire related patent.

(8)   Convertible Debt

      At September 30, 2003, the Company had $10.0 million outstanding in a convertible promissory note ("Aventis Note") that was issued in connection with the Collaborative Agreement (Note 4). Interest accrues at the rate of 5.63% per annum until April 26, 2009 (the "Maturity Date") and compounds annually on each anniversary date of the Aventis Note through the Maturity Date. The Company may redeem the Aventis Note for cash in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $0.5 million (and in $0.1 million increments thereafter). In addition, the Company may convert the Aventis Note on or prior to the Maturity Date in whole or in part (together with any accrued and unpaid interest with respect to such principal amount) in amounts of not less than $5.0 million (and in $1.0 million increments thereafter), into fully paid and non-assessable shares of common stock (calculated as to the nearest 1/1000 of a share). As of any date, the number of shares of common stock into which the Aventis Note may be converted shall be determined by a formula based on the then market value of the common stock (the "Conversion Price"), subject to a minimum Conversion Price of $8.00 per share.

(9)   Aventis Line of Credit

      At September 30, 2003, the Company had $25.0 million outstanding on a line of credit that was issued in connection with an amendment, dated March 14, 2003, to the Collaborative Agreement (Note 4) that established an up to $40.0 million line of credit related to the development, manufacturing and commercialization of Genasense(TM) ("Aventis Line of Credit"). The amendment provides Genta the immediate availability of up to $40.0 million in cash. This revolving debt will be considered an advance against both past and future costs and will be secured by reimbursable development expenses from Aventis, as well as drug inventory. At the time of Genasense(TM) NDA approval in the U.S., any outstanding balance will be offset against the first milestone payment that is due to Genta from Aventis. The terms of the Aventis Line of Credit provide for a favorable interest rate, which is set two days prior to the first day of each calendar quarter. The Aventis Line of Credit terminates upon the earlier of (i) the receipt of Genasense(TM) NDA approval in the U.S., ii) notice given by either Genta or Aventis of the termination of the Collaborative Agreement (Note 4), (iii) notice given by Genta of the termination of the Aventis Line of Credit, (iv) various default provisions or (v) December 31, 2004. Depending upon the circumstances, repayment is due immediately or up to six months after the termination of the Aventis Line of Credit.

(10)  Treasury Stock

      In June 2002 the Company commenced a stock repurchase program, whereby up to 5.0 million shares of its common stock may be repurchased by the Company at prices deemed desirable by the Company. As of September 30, 2003, the Company had repurchased 444,200 shares of common stock in open-market transactions as follows:

                                                      Shares       Average price
                                                   Repurchased       per share
                                                   -----------     -------------
At December 31, 2002 .........................       392,700          $6.3807
Nine Months Ended September 30, 2003 .........        51,500           5.8927
                                                     -------          -------
                                                     444,200          $6.3242
                                                     =======          =======

      In September 2003, the Company retired the 444,200 shares of treasury stock.

(11)  Comprehensive Loss

      An analysis of comprehensive loss is presented below:

                                          Three Months Ended                Nine Months Ended
($ in thousands)                             September 30,                     September 30,
                                       -------------------------         -------------------------
                                         2003             2002             2003             2002
                                       --------         --------         --------         --------
Net loss ......................        $(17,165)        $(15,112)        $(30,186)        $(44,808)
Change in market value on
  available-for-sale short-term
  investments .................              42                6               (2)              66
                                       --------         --------         --------         --------
Total comprehensive loss ......        $(17,123)        $(15,106)        $(30,188)        $(44,742)
                                       ========         ========         ========         ========

(12) Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

      No interest was paid for the nine months ended September 30, 2003 and 2002.

      The market value of common stock issued for the purchase of Salus (Note 5) was $12.985 million.

      The value of treasury stock (Note 10) retired was $2.809 million.

(13)  Commitments and Contingencies

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

      Genta Europe

      During 1995, Genta Pharmaceuticals Europe S.A. ("Genta Europe"), a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, of which the proceeds were intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, notified Genta Europe of its demand for accelerated repayment of the loan and notified Genta that it was liable as a guarantor on the note. Based on the advice of French counsel, Genta does not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believes it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof. During the quarter ended September 30, 2003, the Company reversed the accrued net liability of $0.212 million related to this matter, as management no longer believes that a loss is probable.

      University of Pennsylvania

      In October 2002, a licensing officer from the University of Pennsylvania ("UPenn") asserted a claim to a portion of the initial $40.0 million development funding (Note 7) the Company received from Aventis pursuant to the Collaborative Agreement (Note 4). In October 2003, the Company reached a settlement with UPenn with respect to this claim. Under the terms of the settlement agreement, in exchange for an agreement by UPenn to forego any and all claims in the future to any portion of any milestone and other payments (other than royalty payments on sales) made to Genta pursuant to the Collaborative Agreement (Note 4), Genta has agreed to make the following payments to UPenn: (i) $0.750 million on November 5, 2003, (ii) $0.250 million on February 2, 2004, (iii) $1.5 million upon the first NDA or foreign equivalent approval of Genasense(TM), and (iv) provided that the first NDA or foreign equivalent approval of Genasense(TM) has been received by Genta, $0.750 million on the earlier of (a) the second NDA or foreign equivalent approval of Genasense(TM) or (b) December 30, 2004. As of September 30, 2003, the Company has reserved for the royalty payments that are due to UPenn per the settlement agreement.

      Purchase Commitments

      Per an agreement entered into with Avecia in December 2002 (the "Supply Agreement") the Company is obligated to purchase up to $27.5 million in drug substance each year in 2003 and 2004. The Company expects the 2003 obligation and purchases to be below that level. Pursuant to the Collaborative Agreement (Note 4), the Company anticipates that it will be reimbursed for at least 75% of these purchase commitments after the drug is shipped to the clinical sites. No drug substance purchases were made in the first half of 2003, primarily due to the significant amount of drug substance purchased in the fourth quarter of 2002. For the three months ended September 30, 2003, the Company purchased approximately $2.5 million of drug substance. In addition, the Company has committed up to $5.0 million of advance financing to Avecia for facility expansion, which would be recovered with interest through future payments determined as a function of drug substance purchases to be made by the Company in the future (Note 6).

(14)  Subsequent Event

      On November 4, 2003 the Company filed a Form S-1 registration statement with the SEC to register the 0.67 million shares issued to former Salus stockholders in connection with the Company's acquisition of Salus. Upon the registration statement being declared effective, the former Salus stockholders will have the option to retain their shares or sell them during quarterly window periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements - Safe Harbor Statement

      We have made statements in this quarterly report on Form 10-Q that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue", the negative of these terms and other comparable terminology.

      These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, those listed under the caption entitled "Risk Factors" and the following:

o U.S. Food and Drug Administration, ("FDA") approval or failure to approve Genasense(TM);

o our ability to develop, manufacture and sell our products or to enter into collaborative arrangements with third parties to manufacture or sell our products;

o     the safety and efficacy of our products;

o     the commencement and completion of pre-clinical and clinical trials;

o     our ability to obtain necessary regulatory approvals;

o     our contractual collaborative arrangements;

o     the adequacy of our capital resources;

o the ability to obtain sufficient financing to maintain our planned operations;

o     the possibility and effect of patent infringement claims; and

o     the impact of competitive products and market conditions.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this prospectus to conform our prior statements to actual results or revised expectations.

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

      A full description of the Company's business, research and development programs and products is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and Form S-1 Statement filed on November 4, 2003.

      On October 6, 2003, the Company began marketing its first commercial product, Ganite(TM), which was approved by the FDA, for the treatment of cancer-related hypercalcemia. The drug is being marketed and sold exclusively by Genta in the United States by a dedicated sales force that currently consists of 18 regional representatives. Ganite(TM) is currently undergoing clinical testing for use as a cancer chemotherapy drug, especially in patients with non-Hodgkin's lymphoma, or NHL.

      In September 2003, Genta reported Phase 3 clinical data for Genasense(TM) in patients with advanced malignant melanoma. The Company plans to include these data in its NDA for Genasense(TM), which was initiated on a rolling basis (i.e. in several sections) in August 2003. Management expects that the NDA filing for the use of Genasense(TM) in combination with chemotherapy for patients with advanced malignant melanoma will be completed in 2003.

      In August 2003, the Company acquired Salus (Note 5), a privately held company located in Salt Lake City, Utah. Salus specializes in the identification and development of drugs that are based on DNA or RNA, including antisense, small interfering RNAs (siRNA), and delivery systems for DNA/RNA-based drugs.

      Genasense(TM) is being tested as a drug that can increase the effectiveness of current types of cancer therapy. Patient enrollment has been completed in two additional randomized Phase 3 trials that test the efficacy of Genasense(TM) in patients with multiple myeloma and chronic lymphocytic leukemia, or CLL. Genasense(TM) is also being tested in earlier stage clinical trials for treating more than ten other cancer types. Genasense(TM) has received designations as "Fast Track" and "Orphan Drug" from the FDA in the advanced malignant melanoma, multiple myeloma and CLL indications.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

                                                            Summary Operating Results
($ in thousands)                                    For the Three Months Ended September 30,

                                                               Increase (Decrease)
                                                            ------------------------
                                               2003             $               %             2002
                                             --------       --------        --------        --------
Revenues:
    Licensing fees and royalties ......      $    253       $    (29)            (10)%      $    282
    Development funding ...............         1,043             --              --           1,043
                                             --------       --------        --------        --------
                                                1,296            (29)             (2)%         1,325
Costs and expenses:
    Research and development ..........        21,009          1,401               7%         19,608
    Selling, general and administrative         9,287          5,524             147%          3,763
    Compensation expense related to
     stock options ....................            74           (165)            (69)%           239
    Less: Aventis reimbursement .......        11,760          5,035              75%          6,725
                                             --------       --------        --------        --------
                                               18,610          1,725              10%         16,885
                                             --------       --------        --------        --------
Loss from operations ..................       (17,314)         1,754              11%        (15,560)

Other income, principally net interest
   income .............................           393           (197)            (33)%           590
Less: Interest expense ................           244            102              72%            142
                                             --------       --------        --------        --------
Net loss applicable to common shares ..      $(17,165)      $  2,053              14%       $(15,112)
                                             ========       ========        ========        ========

      Revenues. Licensing fees, development funding and royalties for the three months ended September 30, 2003 decreased $0.029 million over the comparable period in 2002, reflecting the final annual installments of licensing fees recorded in 2002 that were not required in 2003.

      Research and development expenses. Research and development expenses before reimbursement for the three months ended September 30, 2003 increased $1.401 million or 7% over the comparable period in 2002. The increase in research and development expenses is primarily attributable to the costs of the Genasense(TM) Phase 3 clinical trials and NDA preparation activities for Genasense(TM), offset by lower drug substance purchases in the quarter. Of the $21.009 million in research and development expenses for the three months ended September 30, 2003, $13.340 million and $1.755 million were reimbursable at 75% and 100%, respectively, pursuant to the Collaborative Agreement (Note 4), of which the net amount of $11.760 million is expected to be reimbursed in the fourth quarter of 2003.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 increased $5.524 million or 147% over the comparable period in 2002. The increase in selling, general and administrative expenses is primarily attributable to costs associated with Ganite(TM) pre-launch activities, royalty payments due to UPenn per the settlement agreement (Note 13) and general corporate expenses driven by business growth. There were no sales and marketing related expenses reimbursable at 100% pursuant to the Collaborative Agreement (Note 4) for the three months ended September 30, 2003, as sales and marketing related expenses related to Genasense(TM) are mainly being billed to, and paid for, directly by Aventis.

      Expense reimbursement. Expense reimbursement for the three months ended September 30, 2003 relate to various third-party, FTE and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 4), as follows ($ in thousands):

      Reimbursement to Genta:
        Third-party costs ..........................             $  8,491
        Drug supply costs ..........................                1,759
        FTE's ......................................                1,942
                                                                 --------
        Amount due to Genta ........................               12,192

      Reimbursement to Aventis:
        FTE's ......................................                 (432)
                                                                 --------
      Net amount due to Genta ......................             $ 11,760
                                                                 ========

      Other income less interest expense. Net other income for the three months ended September 30, 2003 decreased $0.299 million or 67% from the comparable period in 2002, as a result of both lower interest income, resulting from a lower aggregate balance for cash, cash equivalents and short-term investments and interest expense on the $10.0 million Aventis Note (Note 8) and $25.0 million borrowed from Aventis under the Aventis Line of Credit (Note 9).

      Net Loss. Genta incurred a net loss of $17.165 million, or $0.23 per share, for the three months ended September 30, 2003, compared with a net loss of $15.112 million, or $0.21 per share, for the three months ended September 30, 2002. The increase in net loss, and per share net loss to common shareholders, was primarily due to increased expenses primarily related to third-party costs for current Genasense(TM) on-going clinical studies, expenses attributable to the NDA preparation for Genasense(TM), general corporate legal fees, personnel costs and Ganite(TM) marketing-related spending, offset by an increase of the expense reimbursement pursuant to the Collaborative Agreement (Note 4).

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

                                                            Summary Operating Results
($ in thousands)                                    For the Nine Months Ended September 30,

                                                               Increase (Decrease)
                                                            ------------------------
                                               2003             $               %             2002
                                             --------       --------        --------        --------
Revenues:
    Licensing fees and royalties ......      $    795       $    294              59%       $    501
    Development funding ...............         3,130          1,391              80%          1,739
                                             --------       --------        --------        --------
                                                3,925          1,685              75%          2,240
Costs and expenses:
    Research and development ..........        54,576          8,690              19%         45,886
    Selling, general and administrative        20,198          4,962              33%         15,236
    Compensation expense related to
     stock options ....................           362           (354)            (49)%           716
    Less: Aventis reimbursement .......        40,350         26,453             190%         13,897
                                             --------       --------        --------        --------
                                               34,786        (13,155)            (27)%        47,941
                                             --------       --------        --------        --------
Loss from operations ..................       (30,861)       (14,840)            (32)%       (45,701)

Other income, principally net interest
   income .............................         1,279            144              13%          1,135
Less: Interest expense ................           604            362             150%            242
                                             --------       --------        --------        --------
Net loss applicable to common shares ..      $(30,186)      $(14,622)            (33)%      $(44,808)
                                             ========       ========        ========        ========

      Revenues. Licensing fees, development funding and royalties for the nine months ended September 30, 2003 increased $1.685 million over the comparable period in 2002. This increase reflects the amortization, for nine months in 2003 compared to five months in 2002, of the up-front licensing fee and development funding received from Aventis (Note 7), which are being recognized over the estimated 115 months of useful life of the related first-to-expire patent.

      Research and development expenses. Research and development expenses before reimbursement for the nine months ended September 30, 2003 increased $8.690 million or 19% over the comparable period in 2002. The increase in research and development expenses is primarily attributable to the costs of the Genasense(TM) Phase 3 clinical trials and NDA preparation activities for Genasense(TM), offset by lower drug substance purchases in the nine months. Of the $54.576 million in research and development expenses for the nine months ended September 30, 2003, $48.641 million and $3.869 million were reimbursable at 75% and 100%, respectively, pursuant to the Collaborative Agreement (Note 4), of which the net amount of $11,760 million related to the three months ended September 30, 2003, is expected to be reimbursed in the fourth quarter of 2003.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased $4.962 million or 33% over the comparable period in 2002. The increase is primarily related to costs associated with Ganite(TM) pre-launch activities, royalty payments due to UPenn per the settlement agreement (Note 13) and general corporate expenses driven by business growth. There were no sales and marketing related expenses reimbursable at 100% pursuant to the Collaborative Agreement (Note 4) for the nine months ended September 30, 2003, as sales and marketing related expenses related to Genasense(TM) are mainly being billed to, and paid for, directly by Aventis.

      Expense reimbursement. Expense reimbursement for the nine months ended September 30, 2003 relate to various third-party, FTE and drug supply costs that Aventis is required to reimburse under the Collaborative Agreement (Note 4), as follows ($ in thousands):

      Reimbursement to Genta:
        Third-party costs ...........................            $ 23,361
        Drug supply costs ...........................              12,999
        FTE's .......................................               5,275
                                                                 --------
        Reimbursement to Genta ......................              41,635

      Reimbursement to Aventis:
        FTE's .......................................              (1,285)
                                                                 --------
      Net reimbursement to Genta ....................            $ 40,350
                                                                 ========

      Other income less interest expense. Net other income for the nine months ended September 30, 2003 decreased $0.218 million or 24% from the comparable period in 2002, principally as a result of interest expense on the $10.0 million Aventis Note (Note 8) and $25.0 million borrowed from Aventis under the Aventis Line of Credit (Note 9).

      Net Loss. Genta incurred a net loss of $30.186 million, or $0.40 per share, for the nine months ended September 30, 2003, compared with a net loss of $44.808 million, or $0.64 per share, for the nine months ended September 30, 2002. The increase in net loss, and per share net loss to common shareholders, was primarily due to expenses related to third-party costs for current Genasense(TM) on-going clinical studies, expenses attributable to the NDA preparation, general corporate legal fees, personnel costs and Ganite(TM) marketing-related spending.

Liquidity and Capital Resources

      At September 30, 2003, the Company had cash, cash equivalents and short-term investments totaling $87.4 million compared to $113.7 million at December 31, 2002.

      As reflected in Note 4 to the condensed consolidated financial statements, contingent upon the achievement of certain research and development milestones, the Company could still receive, pursuant to the Collaborative Agreement (Note
4), up to an additional $280.0 million in cash and up to $65.0 million in convertible note proceeds. In March 2003, Genta and Aventis negotiated a line of credit (Note 9) for an amount up to $40.0 million, which terminates with respect to additional borrowings on the earlier to occur of FDA approval of Genasense(TM) or December 31, 2004. Loans under the Aventis Line of Credit (Note
9) are subject to repayment six months after termination. As of November 14, 2003, up to $15.0 million remained available under the Aventis Line of Credit (Note 9). FDA approval of Genasense(TM) would trigger a milestone payment from Aventis of $75.0 million. Management believes that at the current rate of spending, primarily in support of on-going and anticipated clinical trials, and after considering expense reimbursement and the line of credit provided by Aventis, we should have sufficient cash funds to maintain our present operations to the end of 2004.

      The Company's principal expenditures relate to its research and development activities, which include the Company's on-going and future clinical trials. The Company expects these expenditures to continue. The Company expects increased total expenditures, prior to expense reimbursement, for clinical trials and drug supply related to Genasense(TM) as a result of the Collaborative Agreement (Note 4). In addition, expenditures associated with other products under development by the Company may increase as research and development activities become more focused and as other clinical trials are initiated.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Genta Europe

      During 1995, Genta Europe, a wholly-owned subsidiary of Genta, received funding in the form of a loan from ANVAR, a French government agency, of which the proceeds were intended to fund research and development activities. In October 1996, in connection with a restructuring of Genta's operations, Genta terminated all scientific personnel of Genta Europe. In 1998, ANVAR asserted that Genta Europe was not in compliance with the ANVAR Agreement, notified Genta Europe of its demand for accelerated repayment of the loan and notified Genta that it was liable as a guarantor on the note. Based on the advice of French counsel, Genta does not believe that ANVAR is entitled to payment under the terms of the ANVAR Agreement and also believes it to be unlikely that Genta will incur any liability in this matter, although there can be no assurance thereof. During the quarter ended September 30, 2003, the Company reversed the accrued net liability of $0.212 million related to this matter, as management no longer believes that a loss is probable.

      University of Pennsylvania

      In October 2002, a licensing officer from the University of Pennsylvania ("UPenn") asserted a claim to a portion of the initial $40.0 million development funding (Note 7) the Company received from Aventis pursuant to the Collaborative Agreement (Note 4). In October 2003, the Company reached a settlement with UPenn with respect to this claim. Under the terms of the settlement agreement, in exchange for an agreement by UPenn to forego any and all claims in the future to any portion of any milestone and other payments (other than royalty payments on sales) made to Genta pursuant to the Collaborative Agreement (Note 4), Genta has agreed to make the following payments to UPenn: (i) $0.750 million on November 5, 2003, (ii) $0.250 million on February 2, 2004, (iii) $1.5 million upon the first NDA or foreign equivalent approval of Genasense(TM), and (iv) provided that the first NDA or foreign equivalent approval of Genasense(TM) has been received by Genta, $0.750 million on the earlier of (a) the second NDA or foreign equivalent approval of Genasense(TM) or (b) December 30, 2004. As of September 30, 2003, the Company has reserved for the royalty payments that are due to UPenn per the settlement agreement.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            3.1.a     Restated Certificate of Incorporation of the Company
                           (incorporated by reference to Exhibit 3(i).1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)

            3.1.b     Certificate of Designations of Series D Convertible
                           Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)

            3.1.c     Certificate of Amendment of Restated Certificate of
                           Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

            3.1.d     Amended Certificate of Designations of Series D
                           Convertible Preferred Stock of the Company
                           (incorporated by reference to Exhibit 3(i).4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

            3.1.e     Certificate of Increase of Series D Convertible Preferred
                           Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

            3.1.f     Certificate of Amendment of Restated Certificate of
                           Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

            3.1.g     Certificate of Amendment of Restated Certificate of
                           Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

            3.1.h     Certificate of Amendment of Restated Certificate of
                           Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

            3.1.i     Certificate of Amendment of Restated Certificate of
                           Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company's Registration Statement on Form S-1 filed on November 4, 2003, Reg. No. 333-110238)

            3.1.j     Certificate of Amendment of Restated Certificate of
                           Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company's Registration Statement on Form S-1 filed on November 4, 2003, Reg. No. 333-110238)

            3.2       Amended and Restated Bylaws of the Company (incorporated
                           by reference to Exhibit 3(ii).1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

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

      (b)   Reports on Form 8-K.

            On August 18, 2003, the Company filed a Current Report on Form 8-K under Item 5 disclosing a press release issued on August 14, 2003, regarding the Company's agreement to acquire Salus Therapeutics, Inc. On November 4, 2003, the Company filed a Current Report on Form 8-K /A to amend its Form 8-K Report dated August 14, 2003, to provide financial statements and pro forma financial information of business acquired, regarding the Company's acquisition of Salus Therapeutics, Inc.

            On September 15, 2003, the Company filed a Current Report on Form 8-K under Item 5 disclosing a press release issued on September 10, 2003, regarding the Company's results from their Phase 3 clinical study of Genasense(TM) plus chemotherapy in patients with malignant melanoma and the submission of the first portion of the NDA to the FDA for Genasense(TM) in this indication.

            On September 18, 2003, the Company filed a Current Report on Form 8-K under Item 5 disclosing a press release issued on September 18, 2003, regarding the Company's approval from the FDA to market Ganite(TM) for the treatment of cancer-related hypercalcemia that is resistant to hydration and the initiation of an assistance program to facilitate patient access to Ganite(TM) treatment.

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


                             By:    /s/ WILLIAM P. KEANE
                                    --------------------------------------------
                             Name:  William P. Keane
                             Title: Vice President, Chief Financial Officer and
                                    Corporate Secretary

      Date: November 14, 2003

                                  EXHIBIT INDEX

Exhibit                                                                                    Sequentially
Number                                  Description                                        Numbered Page
3.1.a        Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission
                  File No. 0-19635)

3.1.b        Certificate of Designations of Series D Convertible Preferred Stock
                  of the Company (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed on February 28,
                  1997, Commission File No. 0-19635)

3.1.c        Certificate of Amendment of Restated Certificate of Incorporation
                  of the Company (incorporated by reference to Exhibit 3(i).3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, Commission File No. 0-19635)

3.1.d        Amended Certificate of Designations of Series D Convertible
                  Preferred Stock of the Company (incorporated by reference to
                  Exhibit 3(i).4 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999, Commission File No. 0-19635)

3.1.e        Certificate of Increase of Series D Convertible Preferred Stock of
                  the Company (incorporated by reference to Exhibit 3(i).5 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, Commission File No. 0-19635)

3.1.f        Certificate of Amendment of Restated Certificate of Incorporation
                  of the Company (incorporated by reference to Exhibit 3(i).4 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998, Commission File No. 0-19635)

3.1.g        Certificate of Amendment of Restated Certificate of Incorporation
                  of the Company (incorporated by reference to Exhibit 3(i).3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998, Commission File No. 0-19635)

3.1.h        Certificate of Amendment of Restated Certificate of Incorporation
                  of the Company (incorporated by reference to Exhibit 3(i).8 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, Commission File No. 0-19635)

3.1.i        Certificate of Amendment of Restated Certificate of Incorporation
                  of the Company (incorporated by reference to Exhibit 3.1.i to the Company's Registration Statement on Form S-1 filed on
                  November 4, 2003, Reg. No. 333-110238)

3.1.j        Certificate of Amendment of Restated Certificate of Incorporation
                  of the Company (incorporated by reference to Exhibit 3.1.j to the Company's Registration Statement on Form S-1 filed on
                  November 4, 2003, Reg. No. 333-110238)

3.2          Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(ii).1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission
                  File No. 0-19635)

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