Form 10-Q
period 2004-09-30
GENTA INC DE/
filed 2004-11-09
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, the registrant had 80,358,215 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

ASSETS	September 30, 2004	December 31, 2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$30,930	$25,153
Marketable securities (Note 3)	5,773	57,776
Accounts receivable - net	4,951	16,675
Notes receivable	200	200
Inventory (Note 4)	1,016	518
Prepaid expenses and other current assets	784	3,313

Total current assets	43,654	103,635
Property and equipment, net (Note 5)	3,382	4,917
Notes receivable (Note 10)	–	3,542
Intangibles, net (Note 6)	430	863
Prepaid royalties	1,268	1,268
Other assets	1,631	450

Total assets	$50,365	$114,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT/EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,073	$15,319
Notes payable	279	748
Deferred revenues, current portion	5,273	5,287
Short term debt (Note 7)	19,001	–

Total current liabilities	42,626	21,354
Deferred revenues	32,154	36,067
Convertible debt (Note 8)	10,000	10,000
Long term debt (Note 7)	–	35,000

Total liabilities	84,780	102,421

Commitments and contingencies (Note 11)

Stockholders’ (deficit)/equity:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized,
10 shares and 261 shares issued and outstanding, liquidation value of $485 and
$13,025 at September 30, 2004 and December 31, 2003 respectively	–	–
Common stock, $.001 par value; 155,000 shares authorized,
80,358 and 75,927 shares issued and outstanding at September 30, 2004
and December 31, 2003, respectively	80	76
Additional paid-in capital	336,189	335,713
Deferred financing costs	(48)	–
Accumulated deficit	(370,567)	(323,299)
Deferred compensation	(52)	(261)
Accumulated other comprehensive (loss)/income	(17)	25

Total stockholders’ (deficit)/equity	(34,415)	12,254

Total liabilities and stockholders’ deficit/equity	$50,365	$114,675

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share data)	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Revenues:
Product sales - net	$87	$–	$711	$–
License fees and royalties	261	253	783	795
Development funding	1,049	1,043	3,145	3,130

Total revenues	1,397	1,296	4,639	3,925

Cost of goods sold	19	–	165	–
Provision for excess inventory	693	–	693	–

Total cost of goods sold	712	–	858	–

Gross margin	685	1,296	3,781	3,925

Costs and expenses:
Research and development (including non-cash compensation expense of $53 and $52 for the three months ended September 30, 2004 and 2003, respectively and $158 and $157 for the nine months ended
September 30, 2004 and 2003, respectively )	20,643	21,061	61,940	54,733
Selling, general and administrative (including non-cash compensation expense of $11 and $22 for the three months ended September 30, 2004 and 2003, respectively and $50 and $205 for the nine months ended
September 30, 2004 and 2003, respectively)	4,721	9,309	24,228	20,403

Total costs and expenses - gross	25,364	30,370	86,168	75,136
Aventis reimbursement	(20,489)	(11,760)	(36,453)	(40,350)

Total costs and expenses - net	4,875	18,610	49,715	34,786

Loss on disposition of property and equipment	(1,254)	(2)	(1,254)	(2)
Other (expense)/income	(136)	151	(79)	677

Net loss	$(5,580)	$(17,165)	$(47,267)	$(30,186)

Net loss per basic and diluted share	$(0.07)	$(0.23)	$(0.60)	$(0.40)

Shares used in computing net loss per
basic and diluted share	80,358	75,409	78,758	74,699

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

(In thousands)	2004	2003

	(Unaudited)
Operating activities:
Net loss	$(47,267)	$(30,186)
Items reflected in net loss not requiring cash:
Depreciation and amortization	2,323	1,666
Loss on disposition of property and equipment	1,254	2
Non-cash reimbursement of research and development expense	(15,541)	–
Provision for excess inventory	693	–
Compensation expense related to stock options	208	362
Changes in operating assets and liabilities:
Accounts receivable	10,558	(399)
Inventory	(1,191)	–
Notes receivable	3,542	–
Accounts payable, accrued expenses and other current liabilities	3,463	(21,270)
Deferred revenue	(3,928)	–
Other assets	1,349	(425)

Net cash used in operating activities	(44,537)	(50,250)

Investing activities:
Purchase of marketable securities	(7,281)	(48,400)
Maturities and sales of marketable securities	59,242	61,052
Purchase of property and equipment	(1,767)	(2,615)
Proceeds from disposition of property and equipment	157	–
Payment to stockholders in conjunction with acquisition	–	(56)

Net cash provided by investing activities	50,351	9,981

Financing activities:
Borrowings under long-term debt	–	25,000
Borrowings under note payable	419	–
Repayments of note payable	(888)	(490)
Purchase of treasury stock	–	(303)
Deferred financing costs	(48)	–
Issuance of common stock upon exercise of warrants and options	480	2,397

Net cash (used in)/provided by financing activities	(37)	26,604

Increase/(decrease) in cash and cash equivalents	5,777	(13,665)
Cash and cash equivalents at beginning of period	25,153	32,700

Cash and cash equivalents at end of period	$30,930	$19,035

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

     The Company has had recurring operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense®, receives approval from the U.S. Food and Drug Administration (“FDA”) for commercial sale in one or more indications. Achievement of profitability for the Company is dependent on the timing of Genasense® regulatory approvals in the U.S. and outside the U.S. A significant source of funds during the last several years has been from the Company’s collaboration with Aventis, a member of the sanofi-aventis Group (“Aventis”) regarding the development and commercialization of Genasense®. On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. Pursuant to those agreements, Aventis will continue to support the development of Genasense® for a six-month period lasting until May 8, 2005. The Company is evaluating the impact of the Aventis notice of termination on capital resources.

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

     2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States. All professional accounting standards that are effective as of September 30, 2004 have been considered in preparing the consolidated financial statements. Such financial statements include the accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. Certain reclassifications have been made to prior-year amounts to conform to current-year presentation. The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Results for the interim periods are not necessarily indicative of results for the full years.

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

Revenue Recognition

     In April 2002, the Company entered into a development and commercialization agreement (“Collaborative Agreement”) with Aventis. Under the terms of the Collaborative Agreement, the Company and Aventis will jointly develop and commercialize Genasense® in the U.S., and Aventis will have exclusive development and marketing rights to the compound in all countries outside of the U.S. Under the Collaborative Agreement, Aventis will pay 75% of U.S. NDA-directed development costs incurred by either Genta or Aventis, subsequent to the execution of the Collaborative Agreement, and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere as subject to the Collaborative Agreement. Reimbursements are to be made pursuant to a single net payment from one party to the other. Such payments are due and payable 60 days following the end of the quarter in which such expenses are incurred. On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. Pursuant to those agreements, Aventis will continue to support the development of Genasense® for a six-month period lasting until May 8, 2005.

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

     We determined that, due to the nature of the on-going development work related to our Collaborative Agreement with Aventis, the end of the development phase and the fair-value of the undelivered elements are not determinable. Accordingly, we deferred recognition of the initial licensing fee and up-front development funding received from Aventis and recognized these payments on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. As a result of the notice of termination of the agreements with Aventis, the Company is evaluating the period over which the remaining deferred revenue should be recognized. Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and we are reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. We allow return of our product for up to twelve months after product expiration.

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

Cash, Cash Equivalents and Marketable Securities

     The carrying amounts of cash, cash equivalents and marketable securities approximate fair value due to the short-term nature of these instruments. Marketable securities consist primarily of government securities, all of which are classified as available-for-sale marketable securities. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date.

Property and Equipment

     Property and equipment is stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements incurred in the renovation of the Company’s current offices are being amortized over the remaining life of the leases. The Company’s policy is to evaluate the appropriateness of the carrying value of the undepreciated value of long-lived assets on the basis of estimated future cash flows (undiscounted) and other factors. If such evaluation were to indicate an impairment of these assets, such impairment would be recognized by a write-down of the applicable assets. Based on the valuation, no impairment was indicated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Stock Options

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company is amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28, over the vesting period of each respective option, which is generally four years.

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

	Three months ended September 30,		Nine months ended September 30,
($ thousands, except per share data)	2004	2003	2004	2003

Net loss applicable to common shares, as reported	$(5,580)	$(17,165)	$(47,267)	$(30,186)

Add: Equity related employee compensation expense included in
reported net income, net of related tax effects	65	74	208	362

Deduct: Total stock-based employee compensation expense
determined under fair values based method for all awards,
net of related tax effects	(2,455)	(2,119)	(7,254)	(5,508)

Pro forma net loss	$(7,970)	$(19,210)	$(54,313)	$(35,332)

Net loss per share attributable to common shareholders:
As reported: Basic and diluted	$(0.07)	$(0.23)	$(0.60)	$(0.40)
Pro forma: Basic and diluted	$(0.10)	$(0.25)	$(0.69)	$(0.47)

     The pro-forma disclosure shown above was calculated for all options using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,

	2004	2003

Risk-free interest rate	3.5%	2.9%
Dividend yield	–	–
Expected life (years)	4.0	4.0
Volatility	76.6%	64.2%

Net Loss Per Common Share

     Net loss per common share for the three and nine months ended September 30, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive.

     3. Marketable securities

     The carrying amounts of the Company’s marketable securities, which are primarily government securities, approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities is as follows ($ thousands):

	September 30, 2004	December 31, 2003

Amortized cost	$5,790	$57,751
Gross unrealized gains	10	29
Gross unrealized losses	(27)	(4)

Estimated fair value	$5,773	$57,776

     The estimated fair value of each marketable security has been compared to its cost, and therefore, a net unrealized loss of approximately $17 thousand has been recognized in Accumulated other comprehensive income at September 30, 2004.

     4. Inventory

     Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	September 30, 2004	December 31, 2003

Raw materials	$889	$189
Work in process	–	318
Finished goods	127	11

	$1,016	$518

In May 2004, the Company eliminated its sales force and significantly reduced its marketing support for Ganite®. After evaluating various options, the Company decided during the third quarter to continue selective marketing support of the product and updated its sales projections to reflect that level of support. Based on the new sales projections, the Company recorded in September 2004 a provision for excess Ganite® inventory of approximately $0.7 million. In the event that sales of Ganite® exceed current projections, it is anticipated that the excess drug substance can still be used to produce commercial supplies of Ganite®, as well as vials for future clinical trials.

     5. Property and equipment, net

     Property and equipment is comprised of the following ($ thousands):

	Estimated Useful Lives	September 30, 2004	December 31, 2003

Computer equipment	3	$2,860	$3,337
Software	3	3,349	2,632
Furniture and fixtures	5	936	1,009
Leasehold improvements	Life of lease	443	767
Equipment	5	166	299

		7,754	8,044
Less accumulated depreciation and amortization		(4,372)	(3,127)

		$3,382	$4,917

     In August 2004, the Company completed the closure of its research facility in Salt Lake City, Utah, sold all related equipment and assigned its lease on this facility to another company. Additionally, the Company disposed of excess equipment at its corporate headquarters. As a result of these actions, the Company recorded a loss on disposition of property and equipment of approximately $1.3 million for the three months ended September 30, 2004.

     6. Intangibles, net

     Intangible assets consist of the following ($ thousands):

	September 30, 2004	December 31, 2003

Patent and patent applications	$3,992	$3,992
Less accumulated amortization	(3,562)	(3,129)

	$430	$863

     Future amortization expense related to intangibles at September 30, 2004 is as follows ($ thousands):

Amortization Expense

2004	144
2005	286

Total	$430

     7. Short term debt

     This revolving debt was issued in connection with an amendment, dated March 14, 2003, to the Collaborative Agreement that established a line of credit related to the development, manufacturing and commercialization of Genasense® (“Line of Credit”). The debt is considered an advance against both past and future costs and the borrowing base is adjusted on a monthly basis. Prior to June 30, 2004 the Line of Credit was long term debt and beginning June 30, 2004, it was classified as short term debt. During the three months ended September 30, 2004, as a result of certain non-cash transactions, the Company reduced amounts owed under the Line of Credit by $16.0 million. As a result of Aventis’ purchase commitments to Genta, both companies agreed in the third quarter that Genta would supply $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis and the material was supplied in September. This amount is included in the Company’s Consolidated Statement of Operations as Aventis reimbursement. The companies agreed to offset amounts owed under the Line of Credit by $14.8 million and accrued interest on the Line of Credit by $0.7 million.

     The terms of the Line of Credit provide for a favorable interest rate, which is set two days prior to the first day of each calendar quarter. The Line of Credit terminates upon the earlier of (1) the receipt of Genasense® NDA approval in the U.S., (2) notice given by either Genta or Aventis of the termination of the Collaborative Agreement, (3) notice given by Genta of the termination of the Line of Credit, (4) various default provisions or (5) December 31, 2004. On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. With the Aventis notice of termination, Genta cannot borrow additional funds and the Line of Credit must be repaid no later than May 8, 2005. Aventis is able to retain payments due to Genta and apply them against any balance on the Line of Credit until the Line of Credit is repaid. As security for the repayment of the Line of Credit, Genta has granted Aventis a security interest in all of its accounts and/or other rights to payments under the Collaborative Agreement, as well as all inventory related to Genasense®.

     8. Convertible debt

     At September 30, 2004, the Company had $10.0 million in outstanding convertible debt that was issued in connection with the Collaborative Agreement. The Company received $10.0 million in debt proceeds from Aventis, and issued a $10.0 million convertible promissory note to Aventis (“the Aventis Note”). Interest accrues at the rate of 5.63% per annum until April 26, 2009 (the “Maturity Date”) and compounds annually on each anniversary date of the Aventis Note through the Maturity Date. As of September 30, 2004, the Company has accrued interest of $1.4 million on the Aventis note. On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. Under the terms of one of the Genasense® alliance agreements, if Aventis elects to terminate the agreement, which it has done, Aventis is required to forgive the $10 million principal balance and any accrued interest.

     9. Comprehensive loss

     An analysis of comprehensive loss is presented below:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2004	2003	2004	2003

Net loss	$(5,580)	$(17,165)	$(47,267)	$(30,186)
Change in market value on available-for-sale marketable
securities	15	42	(42)	(2)

Total comprehensive loss	$(5,565)	$(17,123)	$(47,309)	$(30,188)

     10. Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

     During the three months ended September 30, 2004, as a result of certain non-cash transactions, the Company reduced amounts owed under the Line of Credit by $16.0 million. During this time period, the Company shipped $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis. The companies agreed to offset amounts owed under the Line of Credit by $14.8 million and accrued interest on the Line of Credit by $0.7 million.

     Based on negotiations between the Company and Avecia, our contract manufacturer, amounts owed to us under a note receivable from Avecia were offset against amounts payable to Avecia, resulting in a non-cash reduction to Note receivable and Accounts payable and accrued expenses of approximately $4.2 million.

     No interest or income taxes were paid for the nine months ended September 30, 2004 and 2003.

     11. Commitments and Contingencies

     Litigation and Potential Claims

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of our principal officers on behalf of purported classes of our shareholders who purchased our securities during several class periods. The complaints generally allege that we and certain of our principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of advanced melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaints in the various actions seek monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. In addition, three shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. Based on facts substantially similar to those asserted in the shareholder class actions, the derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and other violations of New Jersey law. The Company believes these litigations are without merit and will vigorously defend against these suits.

     Management does not believe that this litigation will have a material adverse impact on the Company’s financial results and liquidity.

     12. Subsequent Events

     On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis regarding the development and commercialization of Genasense®. Pursuant to those agreements, Aventis will continue to support the development of Genasense® for a six-month period lasting until May 8, 2005. During this period, the Companies will cooperate to ensure a smooth and orderly transition of the Genasense® program. Genta intends to continue the development of Genasense®. The Company is evaluating the impact of the Aventis notice of termination on capital resources.

     On November 8, 2004, the Company reported that the Company's randomized Phase 3 clinical trial of Genasense® (oblimersen sodium) Injection in patients with relapsed or refractory chronic lymphocytic leukemia (CLL) met its primary endpoint. In this study, patients who received Genasense® plus chemotherapy were significantly more likely to achieve a complete or nodular partial remission compared with patients who received chemotherapy alone. As of the data cutoff date, there was no significant difference in key secondary end-points, including time-to-progression and overall survival.

     Patients were eligible for this trial if they had failed standard treatment for CLL that had included fludarabine. Two hundred forty one patients were randomized to receive standard chemotherapy with fludarabine and cyclophosphamide with or without Genasense®. The primary objective of the study was to evaluate whether the addition of Genasense® would increase the proportion of patients who attained major objective responses (defined as complete remission or a nodular partial remission). Analysis of study results has shown that the addition of Genasense® to chemotherapy was associated with a statistically significant increase in the major objective response rate compared with the rate observed in patients who were treated with chemotherapy alone. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®. Reactions leading to death that were specific to the Genasense® treatment group included single episode of renal failure, “cytokine release reation,” and tumor lysis syndrome.

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

  the Company’s ability to obtain necessary regulatory approval, especially FDA approval or failure to approve Genasense®;
  the safety and efficacy of the Company’s products;
  the commencement and completion of clinical trials;
  the Company’s ability to develop, manufacture and sell its products;
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

     In mid-2004, the Company became aware of an episode of employee misconduct that involved an unauthorized attempt by the employee to analyze data from the Company’s Phase 3 trial of Genasense® in patients with chronic lymphocytic leukemia (CLL). The episode was fully investigated by the Company. Two external independent experts separately reviewed reports of that investigation, and the episode was reported by the Company to the FDA. While there can be no assurance, the Company does not currently believe the episode will have a material impact on the analysis or interpretation of the study results, nor that it will affect whether or not the company will receive marketing approval for Genasense® in CLL.

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

Overview

     Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery and research and development. Genta’s strategy is to build a product and technology portfolio primarily focused on its cancer-related products. Genta has been unprofitable to date and expects to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to September 30, 2004, we have incurred a cumulative net loss of $370.6 million. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

     Our financial condition and results of operations in 2004 have been and will continue to be significantly affected by FDA action with respect to Genasense®. In late 2003 we filed a NDA for Genasense® to be used in combination with dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. In the absence of increased survival, the FDA Oncology Drugs Advisory Committee voted that the evidence presented did not provide substantial evidence of effectiveness, as measured by response rate and progression-free survival, to outweigh the increased toxicity of administering Genasense® for the treatment of patients with metastatic melanoma who have not received prior chemotherapy. On May 13, 2004 the Company announced that it had withdrawn its NDA. On the same day, the Company initiated a series of steps that were designed to conserve cash in order to focus on Genasense®. The Company reduced its workforce by 85 employees, or approximately 45%, including its field sales employees. The Company also significantly reduced its marketing support of Ganite®, its only marketed product.

     A significant source of funds during the last several years has been provided by the Company’s collaboration with Aventis regarding the development and commercialization of Genasense®. On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. Pursuant to those agreements, Aventis will continue to support the development of Genasense® for a six-month period lasting until May 8, 2005. The Company is evaluating the impact of the Aventis notice of termination on capital resources and will provide additional information at a later date.

     Genasense® is currently being studied in a number of clinical trials. Together with Aventis and various oncology cooperative groups, the Company and its collaborators have completed or are currently running randomized clinical trials in six different cancer indications. Highlights of the randomized trials sponsored directly by the Company follow:

     On November 8, 2004, the Company reported that the Company’s randomized Phase 3 trial of Genasense® (oblimersen sodium) injection in patients with relapsed of refractory chronic lymphocytic leukemia (CLL) met its primary endpoint. In this study, patients who received Genasense® plus chemotherapy were significantly more likely to achieve a complete or nodular partial remission compared with patients who received chemotherapy alone. As of the data cutoff date, there was no significant difference in key secondary end-points, including time-to-progression and overall survival.

     Patients were eligible for this trial if they had failed standard treatment for CLL that had included fludarabine. Two hundred forty one patients were randomized to receive standard chemotherapy with fludarabine and cyclophosphamide with or without Genasense®. The primary objective of the study was to evaluate whether the addition of Genasense® would increase the proportion of patients who attained major objective responses (defined as complete remission or a nodular partial remission). Analysis of study results has shown that the addition of Genasense® to chemotherapy was associated with a statistically significant increase in the major objective response rate compared with the rate observed in patients who were treated with chemotherapy alone. The incident of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®. Reactions leading to death that were specific to the Genasense® treatment group included single episodes of renal failure, “cytokine release reaction,” and tumor lysis syndrome.

      Genta plans to discuss the feasibility of submitting a NDA based on these data with the FDA. Study results will be presented at the annual meeting of the American Society of Hermatology (ASH) in San Diego from December 4 through December 7, 2004.

     The Company expects to report results in the fourth quarter of 2004 from a Phase 3 trial of Genasense® plus chemotherapy in patients with multiple myeloma. This trial is directed at patients whose disease has progressed despite chemotherapy. A total of 224 patients were enrolled and a minimum of one year of follow-up from time of randomization is now available for all patients. The primary goal of this trial is to increase the time to progression of disease in patients treated with Genasense® plus high-dose dexamethasone compared with dexamethasone alone. Secondary endpoints include overall response, response duration, survival, and safety.

     Successful results on either or both trials may enable the Company to file a NDA with the FDA. If the FDA approves the NDA and qualifies our contract manufacturer, Avecia, then we expect the product to be marketed in the United States and Avecia to begin to manufacture the product.

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

     Two oncology cooperative groups, including a large European group (EORTC) and the CALGB, are conducting exploratory randomized trials, as follows:

     During the fourth quarter of 2004, the Company anticipates completing enrollment in a randomized trial of Genasense® plus chemotherapy in patients with small cell lung cancer. The trial evaluates patients with extensive disease who have not previously received chemotherapy. The trial will include approximately 55 patients and randomly assigns patients to receive Genasense® plus chemotherapy with carboplatin and etoposide or chemotherapy alone. The endpoint of the trial is to determine the proportion of patients who have survived at least twelve months from the date of randomization. Given these timelines, the minimum follow-up is currently projected to conclude during 2005.

     A randomized study in patients with hormone-refractory prostate cancer who have not previously received chemotherapy is also being conducted. In this study, all patients receive standard therapy with docetaxel and are randomly assigned to receive Genasense® or no other treatment. The current sample size is projected at 102 patients; the primary objective is to compare response rates.

     In addition to these randomized trials, the Company, either under its own sponsorship or in collaboration with Aventis or NCI, is also conducting a number of non-randomized clinical trials in patients with various types of cancer.

     The Company had been conducting several clinical trials with Ganite® in order to develop its use as a cancer chemotherapy drug. Most of these trials were terminated in the third quarter 2004. The Company continues to supply Ganite® for one of these clinical trials that is continuing.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

	Summary Operating Results For the three months ended September 30,

($ thousands)	Increase (Decrease)
	2004	$	%	2003
Revenues:
Product sales – net	$87	$87	100%	$–
License fees and royalties	261	8	3%	253
Development funding	1,049	6	1%	1,043

Total revenues	1,397	101	8%	1,296

Cost of goods sold	19	19	100%	–
Provision for excess inventory	693	693	100%	–

Total cost of goods sold	712	712	100%	–

Gross margin	685	(611)	(47)%	1,296

Costs and expenses:
Research and development (including non-cash compensation
expense of $53 and $52 for the three months ended September
30, 2004 and 2003, respectively)	20,643	(418)	(2)%	21,061
Selling, general and administrative (including non-cash compensation expense of $11 and $22 for the three months ended September 30,
2004 and 2003, respectively)	4,721	(4,588)	(50)%	9,309

Total costs and expenses – gross	25,364	(5,006)	(16)%	30,370
Less: Aventis reimbursement	(20,489)	(8,729)	(74)%	(11,760)

Total costs and expenses – net	(4,875)	13,735	74%	(18,610)

Loss on disposition of property and equipment	(1,254)	(1,252)	(626)%	(2)
Other (expense)/income, principally net interest income	(136)	(287)	(190)%	151

Net loss	$(5,580)	$11,585	68%	$(17,165)

Total revenues

     Total revenues, consisting of license fees and royalties, development funding and product sales were $1.4 million for the three months ended September 30, 2004 compared to $1.3 million for the three months ended September 30, 2003. The increase resulted from sales of Ganite®, for which we significantly reduced marketing support in May 2004. License fees and development funding revenues are generated by the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis in 2002 under the Collaborative Agreement while royalties are generated by non-exclusive sub-license agreements involving antisense technology. The initial payments received from Aventis are being recognized over the original estimated useful life of the related first-to-expire patent of 115 months. As a result of the notice of termination of the agreements with Aventis, the Company is evaluating the period over which the remaining deferred revenue will be recognized.

Cost of goods sold

     Cost of goods sold for the three months ended September 30, 2004 includes a provision for excess Ganite® inventory of approximately $0.7 million. In the event that sales of Ganite® exceed current projections, it is anticipated that the excess drug substance can still be used to produce commercial supplies of Ganite®, as well as vials for future clinical trials.

Research and development expenses

     Research and development expenses before reimbursement were $20.6 million for the three months ended September 30, 2004 compared to $21.1 million from the same period one year ago. During the three months ended September 30, 2004, the Company incurred research and development expenses of $13.3 million related to purchases of Genasense® bulk drug substance. This increase was offset by a favorable comparison to the prior-year quarter, where expenses were significantly higher resulting from Genasense® Phase 3 clinical trials and NDA preparation activities. Approximately $20.1 million or 97% of research and development expenses before reimbursement were incurred on the Genasense® project for the three months ended September 30, 2004. For the three months ended September 30, 2004 and 2003, $7.2 million and $15.1 million, respectively, of our research and development expenses are reimbursable pursuant to our collaborative agreement with Aventis, with a net expense reimbursement of $4.9 million.

     In August, Genta completed the closure of its research facility in Salt Lake City, which had originated from the August 2003 acquisition of Salus Therapeutics, Inc. As a result, the Company eliminated an additional 15 positions classified as research and development positions, incurring severance expenses of approximately $79 thousand.

     With the significant reduction of most programs other than Genasense®-related programs, research and development expenses before reimbursement over future quarters are expected to be below prior-year levels. However, purchases of drug material and other non-routine activity may result in fluctuations in any one particular quarter.

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

Selling, general and administrative expenses

     Selling, general and administrative expenses were $4.7 million for the three months ended September 30, 2004 compared to $9.3 million for the three months ended September 30, 2003. Expenses substantially decreased due to the May 2004 elimination of the sales force, reduction of other administrative positions and significant reduction of marketing support for Ganite®. There were no sales and marketing related expenses reimbursable at 100% pursuant to our collaborative agreement with Aventis for the three months ended September 30, 2004, as sales and marketing related expenses related to Genasense® are incurred by, billed to and paid by Aventis.

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

	Three months ended September 30,
($ thousands)	2004	2003

Reimbursement to Genta
Third-party costs	$3,982	$8,491
Drug supply costs	15,620	1,759
FTE’s	1,333	1,942

Amount due to Genta	20,935	12,192

Reimbursement to Aventis	(446)	(432)

Net reimbursement to Genta	20,489	11,760

     Purchases of drug material are expensed as incurred and are not reimbursable pursuant to our collaborative agreement with Aventis until they are used in clinical trials. In September 2004 the Company shipped $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis; this material had been expensed in May 2004. The companies agreed to offset amounts owed under the Line of Credit by $14.8 million and accrued interest on the Line of Credit by $0.7 million. Reimbursement to Aventis consists of our 25% share of third party costs incurred by Aventis and internal costs of Aventis’s scientific and technical personnel.

      On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. Pursuant to those agreements, Aventis will continue to support the development of Genasense® for a six-month period lasting until May 8, 2005.

Loss on disposition of property and equipment

     In August 2004 the Company completed the closure of its research facility in Salt Lake City, sold all related equipment and assigned its lease on the facility to another company. Additionally, the Company disposed of excess equipment at its corporate headquarters. As a result of these actions, the Company recorded a loss on disposition of property and equipment of approximately $1.3 million for the three months ended September 30, 2004.

Net loss

     Genta incurred a net loss of $5.6 million, or $0.07 per share, for the three months ended September 30, 2004, compared to a net loss of $17.2 million, or $0.23 per share, for the three months ended September 30, 2003. The decrease in net loss and per share net loss to common shareholders was primarily due to the shipment of vialed drug product and bulk drug substance to Aventis and lower selling, general and administrative expenses described above.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

	Summary Operating Results For the nine months ended September 30,

($ thousands)	Increase (Decrease)
	2004	$	%	2003
Revenues:
Product sales – net	$711	$711	100%	$–
License fees and royalties	783	(12)	(2)%	795
Development funding	3,145	15	1%	3,130

Total revenues	4,639	714	19%	3,925

Cost of goods sold	165	165	100%	–
Provision for excess inventory	693	693	100%	–

Total cost of goods sold	858	858	100%	–

Gross margin	3,781	(144)	(4)%	3,925

Costs and expenses:
Research and development (including non-cash compensation
expense of $158 and $157 for the nine months ended September 30,
2004 and 2003, respectively)	61,940	7,207	14%	54,733
Selling, general and administrative (including non-cash compensation expense of $50 and $205 for the nine months ended September 30,
2004 and 2003, respectively)	24,228	3,885	19%	20,403

Total costs and expenses – gross	86,168	11,032	15%	75,136
Less: Aventis reimbursement	(36,453)	3,897	10%	(40,350)

Total costs and expenses – net	49,715	14,929	43%	34,786

Loss on disposition of property and equipment	(1,254)	(1,252)	(626)%	(2)
Other (expense)/income, principally net interest income	(79)	(756)	(112)%	677

Net loss	$(47,267)	$(17,081)	(57)%	$(30,186)

Total revenues

     Total revenues, consisting of license fees and royalties, development funding and product sales were $4.6 million for the nine months ended September 30, 2004 compared to $3.9 million for the nine months ended September 30, 2003. The increase resulted from sales of Ganite®, for which we significantly reduced marketing support in May 2004. License fees and development funding revenues are generated by the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis in 2002 under the Collaborative Agreement while royalties are generated by non-exclusive sub-license agreements involving antisense technology. The initial payments received from Aventis are being recognized over the original estimated useful life of the related first-to-expire patent of 115 months.

Research and development expenses

     Research and development expenses before reimbursement were $61.9 million for the nine months ended September 30, 2004 compared to $54.7 million for the nine months ended September 30, 2003. Approximately $58.0 million or 94% of research and development expenses before reimbursement were incurred on the Genasense® project for the nine months ended September 30, 2004. Research and development expenses for the nine months ended September 30, 2004 have been significantly increased by the expensing of vialed Genasense® drug product and Genasense® bulk drug substance in May 2004 and expenses relating to purchases of Genasense® bulk drug substance in the past three months. These increases have been partially offset by the Company’s decision in May 2004 to reduce its staff and reduce most non-Genasense® related programs as well as the comparison to a prior-year period where expenses were significantly higher resulting from Genasense® Phase 3 clinical trials and NDA preparation activities. Of the $61.9 million in research and development expenses for the nine months ended September 30, 2004, $46.0 million is reimbursable pursuant to our collaborative agreement with Aventis, with a net expense reimbursement of $4.9 million.

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

Selling, general and administrative expenses

     Selling, general and administrative expenses were $24.2 million for the nine months ended September 30, 2004 compared to $20.4 million for the nine months ended September 30, 2003. Expenses increased primarily due to the impact, through May 2004, of a larger sales force and Ganite® selling activities, a larger administrative staff and a $1.0 million legal charge related to the ongoing class-action lawsuits.

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

	Nine months ended September 30,
($ thousands)	2004	2003

Reimbursement to Genta
Third-party costs	$14,936	$23,361
Drug supply costs	18,211	12,999
FTE’s	4,668	5,275

Amount due to Genta	37,815	41,635

Reimbursement to Aventis	(1,362)	(1,285)

Net reimbursement to Genta	36,453	40,350

     Purchases of drug material for clinical purposes are expensed as incurred and are not reimbursable pursuant to our collaborative agreement with Aventis until they are used in clinical trials. Reimbursement to Aventis is comprised of our 25% share of third party costs incurred by Aventis and internal costs of Aventis’s scientific and technical personnel.

      On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. Pursuant to those agreements, Aventis will continue to support the development of Genasense® for a six-month period lasting until May 8, 2005.

Other (expense)/income

     For the nine months ended September 30, 2004 the Company had $0.1 million net other expense compared to $0.7 million net other income for the nine months ended September 30, 2003. The decline is principally the result of lower investment balances and higher average outstanding borrowing from Aventis.

Net loss

     Genta incurred a net loss of $47.3 million, or $0.60 per share, for the nine months ended September 30, 2004, compared to a net loss of $30.2 million, or $0.40 per share, for the nine months ended September 30, 2003. The increase in net loss and per share net loss to common shareholders was primarily due to higher research and development expenses and selling, general and administrative expenses described above.

Liquidity and Capital Resources

     At September 30, 2004, the Company’s cash, cash equivalents and marketable securities, totaling $36.7 million had declined from $82.9 million at December 31, 2003 as we funded our operations. During the first nine months of 2004, cash flow used in operating activities was $44.5 million, primarily resulting from a net loss of $47.3 million.

     At September 30, 2004, the Company had $19.0 million outstanding (compared to $35.5 million as of December 31, 2003) on a line of credit that was issued in connection with an amendment, dated March 14, 2003, to the Collaborative Agreement that established a line of credit related to the development, manufacturing and commercialization of Genasense® (“Line of Credit”). Prior to June 30, 2004 the Line of Credit was classified as long term debt and beginning June 30, 2004, it was classified as short term debt. During the three months ended September 30, 2004, as a result of certain non-cash transactions, the Company reduced amounts owed under the Line of Credit by $16.0 million. During this time period, the Company shipped $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis. The companies agreed to offset amounts owed under the Line of Credit by $14.8 million and accrued interest on the Line of Credit by $0.7 million.

     The terms of the Line of Credit provide for a favorable interest rate, which is set two days prior to the first day of each calendar quarter. The Line of Credit terminates upon the earlier of (1) the receipt of Genasense® NDA approval in the U.S., (2) notice given by either Genta or Aventis of the termination of the Collaborative Agreement, (3) notice given by Genta of the termination of the Line of Credit, (4) various default provisions or (5) December 31, 2004. On November 8, 2004 the Company received from Aventis notice of termination of the agreements between Genta and Aventis. With the Aventis notice of termination, Genta cannot borrow additional funds and the Line of Credit must be repaid no later than May 8, 2005. Aventis is able to retain payments due to Genta and apply them against any balance on the Line of Credit until the Line of Credit is repaid. As security for the repayment of the Line of Credit, Genta has granted Aventis a security interest in all of its accounts and/or other rights to payments under the Collaborative Agreement, as well as all inventory related to Genasense®.

      Under the terms of the alliance agreements, Aventis will continue to reimburse Genta for ongoing Genasense® clinical trials and development activities during the six month notice period. After May 8, 2005, all Genasense® costs will be the responsibility of Genta.

      At September 30, 2004, the Company had $10.0 million in outstanding convertible debt that was issued in connection with the Aventis collaboration. Under the terms of one of the Genasense® alliance agreements, if Aventis elects to terminate the agreement, which it has done, Aventis is required to forgive the $10 million principle balance and any accrued interest.

      The Company is evaluating the impact of the Aventis notice of termination on cash projections. Our principal expenditures relate to our research and development activities, primarily focused on Genasense®, which include our ongoing and future clinical trials. We expect these expenditures to continue.

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

      Genta’s primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2004. Therefore there will be no ongoing exposure to material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of our principal officers on behalf of purported classes of our shareholders who purchased our securities during several class periods. The complaints have been consolidated into a single action and allege that we and certain of our principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of advanced melanoma that had the effect of artificially inflating the market price of our securities. The consolidated shareholder class action complaint seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. In addition, shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. Based on facts substantially similar to those asserted in the shareholder class actions, the derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and other violations of New Jersey law. All of these actions are in an early stage and we intend to defend them vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

3.1.a

Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)

3.1.b	Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)

3.1.c	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.d	Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.e	Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.f	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

3.1.g	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

3.1.h	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.i	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)

3.1.j	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)

3.1.k	Certificate of Amendment of Restated Certificate of Incorporation of the Company

Exhibit Number	Description of Document

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.1	Genta Incorporated 1998 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders on June 23, 2004, Commission File No. 000-19635)

10.2	Genta Incorporated Non-Employee Directors’ 1998 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders on June 23, 2004, Commission File No. 000-19635)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated

Date: November 9, 2004
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer

Date: November 9, 2004
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

3.1.b	Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)

3.1.c	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.d	Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.e	Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.f	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

3.1.g	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

3.1.h	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.i	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)

3.1.j	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)

3.1.k	Certificate of Amendment of Restated Certificate of Incorporation of the Company

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.1	Genta Incorporated 1998 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders on June 23, 2004, Commission File No. 000-19635)

10.2	Genta Incorporated Non-Employee Directors’ 1998 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders on June 23, 2004, Commission File No. 000-19635)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document	Sequentially Numbered Pages

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002