Form 10-Q/A
period 2005-03-31
GENTA INC DE/
filed 2005-05-16
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

     The registrant is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2005 to file new Exhibits 31.1 and 31.2 regarding Certificates of the Chief Executive Officer and Chief Financial Officer. The prior certifications inadvertently omitted certain representations in Section 4(b). Other than the corrections made to Exhibits 31.1 and 31.2, all other information included in the Genta Incorporated Form 10-Q, as filed on May 10, 2005, remains unchanged.

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

Genta Incorporated

Date:	May 16, 2005
/s/ RAYMOND P. WARRELL, R., M.D.

Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer

Date:	May 16, 2005
/s/ WILLIAM P. KEANE

William P. Keane
Senior Vice President, Chief Financial Officer and Corporate Secretary

Exhibit Index Exhibit Number	Description of Document	Sequentially Numbered Page

3.1.a	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)
3.1.b	Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)
3.1.c	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3.1.d	Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.e	Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.f	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

3.1.g	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)

3.1.h	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.i	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)

3.1.j	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002