Form 10-K
period 2005-12-31
GENTA INC DE/
filed 2006-03-10
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Common Stock, $.001 par value
Series G Participating Cumulative Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer  ☐   Accelerated filer   ☒  Non-accelerated filer  ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $111,605,441 as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of determining this number, 777,333 shares of common stock held by affiliates as of June 30, 2005 are excluded. For purposes of making this calculation, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

     As of March 10, 2006, the registrant had 114,549,543 shares of Common Stock outstanding.

Documents Incorporated by Reference

     Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2006 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

Genta Incorporated
Table of Contents

(1)	The information required in these items is incorporated by reference from the Company’s definitive proxy statement to be filed not later than April 30, 2006 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

     The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

o	the Company’s ability to obtain necessary regulatory approval for Genasense® from the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMEA”);

o	the safety and efficacy of the Company’s products;

o	the commencement and completion of clinical trials;

o	the Company’s ability to develop, manufacture and sell its products;

o	the adequacy of the Company’s capital resources and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;

o	the adequacy of the Company’s patents and proprietary rights;

o	the impact of litigation that has been brought against the Company and its officers and directors;

o	the other risks described under Certain Risks and Uncertainties Related to the Company’s Business.

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

PART I

Item 1.Business

Overview

     Genta Incorporated (“Genta” or the “Company”) was incorporated in Delaware on February 4, 1988. Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. The Company’s research portfolio consists of two major programs: “DNA/RNA Medicines” and “Small Molecules”.

     The DNA/RNA Medicines program includes drugs that are based on using modifications of either DNA or RNA as drugs that can be used to treat disease. This program includes technologies such as antisense, decoys, aptamers and small interfering or micro RNA. The Company’s lead drug from this program is an investigational antisense compound known as Genasense® (oblimersen sodium injection). Genasense® is designed to block the production of a protein known as Bcl-2. Current science suggests that Bcl-2 is a fundamental (although not sole) cause of the inherent resistance of cancer cells to current anticancer treatments, such as chemotherapy, radiation, or monoclonal antibodies. While Genasense® has displayed some anticancer activity when used by itself, the Company is developing the drug primarily as a means of amplifying the cytotoxic effects of other anticancer treatments.

     Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. Genta has reported results from three randomized Phase 3 trials of Genasense® in malignant melanoma, chronic lymphocytic leukemia (“CLL”), and multiple myeloma. Under its own sponsorship or in collaboration with the U.S. National Cancer Institute (“NCI”), Genta is currently conducting a number of additional clinical trials.

     In September 2003, Genta announced results of its randomized trial in patients with advanced melanoma and the Company initiated submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for the use of Genasense® plus chemotherapy in patients with this disease. In May 2004, the application failed to gain a majority vote for marketing approval from FDA’s Oncology Drug Advisory Committee (“ODAC”). As a consequence, Genta withdrew the NDA, which allows the Company to potentially resubmit the application. In February 2005, the Company completed 24 months of minimum follow-up for patients that had been specified in the clinical protocol. The data collected during this extended follow-up period were sufficiently encouraging that the Company elected to re-evaluate submission of the application for regulatory approval. On January 3, 2006, Genta announced that it had completed a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMEA”) that seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. This centralized licensing procedure provides a single marketing authorization that is valid in all 25 member-states of the European Community. While review of the application is coordinated by the EMEA, Spain and France have been appointed as rapporteur and co-rapporteur countries, respectively. On February 1, 2006, the Company announced that it had received notice from the EMEA that its MAA had been validated for review, which signaled the start of formal scientific assessment. While the timeline is subject to considerable imprecision, the Company currently expects to receive an opinion regarding approvability of its application by the EMEA’s Committee on Human Medicinal Products (“CHMP”) in the second half of 2006.

     In November 2004, the Company announced that its second randomized trial, which was conducted in patients with advanced multiple myeloma, failed to meet endpoints that would be sufficient for regulatory approval.

     In December 2004, the Company presented results from its third randomized trial, which was conducted in patients with relapsed or refractory CLL. In this trial, 241 patients who had relapsed or had not responded to prior therapy were treated with standard chemotherapy using fludarabine and cyclophosphamide (“Flu/Cy”) and were randomly assigned to receive Genasense® or no additional treatment. Initial results showed that the trial achieved its primary endpoint: the proportion of patients who achieved a complete or nodular partial response (“CR/nPR”) was improved with the addition of Genasense® to Flu/Cy chemotherapy (17% vs. 7%; P=0.025). The response required independent confirmation by an external clinical reviewer who was blinded to treatment assignment and who reviewed clinical, laboratory and radiologic data. A second independent reviewer evaluated bone marrow biopsies. Agreement between the clinical and bone marrow reviews was required in order to determine response in this study. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the P-value of the results. A P-value of 0.05 or less for clinical trial results is generally considered by regulatory authorities as indicating statistically significant results for evidence of effectiveness.

     The CLL trial also showed that the duration of CR/nPR was improved for patients treated with Genasense® plus chemotherapy. To date, six of the eight patients (75%) who achieved CR/nPR with chemotherapy alone have relapsed compared with five of twenty patients (25%) in the Genasense® treatment group. The median duration of CR/nPR was 22 months in the chemotherapy-alone group; the median has not been reached in the Genasense® group (P=0.03). All CR/nPR responses have been “durable” (i.e., exceeding six months duration). Additional analysis showed that patients who achieved CR/nPR also experienced clinical benefit, especially with respect to improvement of disease-related symptoms. Several secondary endpoints were not improved by the addition of Genasense®. For example, no difference was observed in overall response rate (i.e., the percentage of patients who achieved CR/nPR plus partial response (“PR”), or in time-to-disease progression. Overall survival will be formally evaluated in mid-2006 after all patients have completed a minimum of two years of follow-up. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

     On December 28, 2005, the Company completed submission of an NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® has received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® has also been granted designation as an Orphan Drug by the FDA. On March 1, 2006, the Company announced that the NDA had been accepted for review by the FDA with a target action date of October 28, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. Following its review of all the Company’s information concerning Genasense®, the FDA may refuse to approve altogether, or may ask for more data to be obtained, so that approval can be reconsidered. Either of these two decisions by the FDA would have a material adverse effect on our business. One requirement for Accelerated Approval is that the Company will be required to conduct a confirmatory trial. The Company has formulated a design for such a trial and has submitted a proposal to the FDA for review as a Special Protocol Assessment (“SPA”). The submitted proposal incorporated initial comments received from the FDA. Final comments on the submission are expected during the first half of 2006. Formal initiation of the trial will depend upon resolution of trial design issues with the FDA, among other factors. Although Fast Track designation, Orphan Drug designation and Accelerated Approval provisions are beneficial, we cannot assure you that the NDA will be approved. In particular, the FDA may not be satisfied that achievement of the primary endpoint used in the Company's recent clinical trial, which was increased proportion of complete responses/nodular partial responses compared to patients treated with standard chemotherapy, is a sufficient basis for approval. Further, increased symptom-free time may not be considered to be sufficient demonstration of clinical benefit.

     In December 2005, the Company also announced preliminary clinical results regarding the use of Genasense® in combination with fludarabine plus rituximab (Rituxan®; Genentech/IDEC) in patients with CLL. Two clinical studies have explored the use of Genasense® plus rituximab, with and without cytotoxic chemotherapy, in patients with non-Hodgkin's lymphoma (“NHL”). The goals of these Phase 1 and 2 studies have primarily been to evaluate safety and tolerability of Genasense® when used in combination with rituximab, along with obtaining preliminary evidence of activity.

     The Company has commenced discussions with several companies regarding partnership for the further development and global commercialization of Genasense®. Those discussions are currently ongoing.

     The Company has two additional programs in its DNA/RNA Medicines program. The first is an antisense drug (G4460, previously known as LR3001), which is directed against an oncogene called c-myb. G4460 was briefly tested in a preliminary clinical trial several years ago. The Company licensed rights to G4460 and associated technology from Temple University and we currently anticipate that a Phase 1 clinical trial of the compound will be initiated at the University of Pennsylvania during 2006. The Company also has licensed rights to a drug called the CRE-BP Decoy, from the National Institutes of Health (“NIH”). This compound remains in the laboratory testing stage and the Company cannot currently project when, if ever, the CRE-BP decoy may enter clinical testing.

     The Small Molecules program currently includes drugs that are based on gallium-containing compounds. The lead drug from this program is Ganite® (gallium nitrate injection), which was approved by the FDA in October 2003 for the treatment of patients with symptomatic cancer-related hypercalcemia that is resistant to hydration. In Phase 2 studies, Ganite® has demonstrated direct anticancer activity at somewhat higher doses than are used for hypercalcemia treatment, particularly in patients with malignant lymphoma and bladder cancer. Following the adverse outcome of the ODAC meeting in May 2004 for the Genasense® NDA in melanoma, the Company markedly reduced spending on the development, sale and marketing of Ganite®, which has resulted in significantly lower sales of Ganite®. A number of side effects have been reported related to treatment with Ganite®. These side effects are described in the product insert for the drug. Genta has also been engaged in developing new formulations of gallium-containing compounds that may be orally absorbed; to date, however, these efforts have not yielded a compound that the Company has advanced into late-stage preclinical testing.

     The Company seeks to acquire additional drugs in these two programs and possibly other areas that will enhance the value of its pipeline to shareholders.

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

Establish our lead antisense compound, Genasense®, as the preferred chemosensitizing drug for use in combination with other cancer therapies in a variety of human cancer types; and

Establish a sales and marketing presence in the U.S. oncology market.

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

     Antisense Technology

     Most cellular functions, including whether cells live or die, are carried out by proteins. The genetic code for a protein is contained in DNA, which is made up of bases known as nucleotides that are arranged in a specific sequence. The specificity of the sequence accounts for the production of a specific protein. In order for DNA to produce a protein, an intermediate step is required. In this step, DNA is transcribed into messenger RNA (“mRNA”). The sequence of mRNA that encodes a protein is oriented in only one direction, which is known as the “sense” orientation.

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

     Genasense®

     Genasense® has been designed to block the production of Bcl-2. Current science suggests that Bcl-2 is a fundamental – although not sole - cause of the inherent resistance of cancer cells to most types of existing anticancer treatments, such as chemotherapy, radiation or monoclonal antibodies. Blocking Bcl-2, therefore, may enable cancer treatments to be more effective. While Genasense® has displayed some anticancer activity when used by itself, we believe the drug can be optimally used as a means of amplifying the effectiveness of other cancer therapies, most of which function by triggering apoptosis, which as noted is relatively blocked in cancer cells due to over-production of Bcl-2.

Overview of Preclinical and Clinical studies of Genasense®

     Preclinical Studies

     A number of preclinical studies in cell lines and in animals have shown enhancement of tumor cell killing when Bcl-2 antisense was used in combination with standard cancer therapies, including anti-metabolites, alkylating agents, corticosteroids, other cytotoxic chemotherapy, radiation and monoclonal antibodies. Several studies have demonstrated enhanced antitumor activity and durable tumor regression in animals engrafted with human cancers that were treated with Bcl-2 antisense followed by antitumor agents that induce programmed cell death. These studies include human lymphoma, melanoma, breast cancer and prostate cancers, which were treated with Genasense® in combination with cyclophosphamide, dacarbazine, docetaxel and paclitaxel, respectively.

     Clinical Studies

     Genasense® has been in clinical trials since 1995. We currently have efficacy and safety data on over 1,500 patients in Phase 1, Phase 2 and Phase 3 clinical trials that have been conducted in the U.S., Europe, South America and Australia. These studies have included patients with a wide variety of tumor types, including advanced melanoma, several types of acute and chronic leukemia, non-Hodgkin’s lymphoma (“NHL”), multiple myeloma and cancers of the prostate, colon, lung, breast and other tumor types. Since 2001, Genta and the NCI have jointly approved the initiation of approximately twenty clinical trials. In addition to making Genasense® available to more physicians and patients, these trials enable the evaluation of Genasense® in certain diseases (and in combination with other chemotherapy drugs) that would otherwise be outside our initial development priorities. The overall results of clinical trials performed to date suggest that Genasense® can be administered to cancer patients with acceptable side-effects and that such treatment may reduce the level of Bcl-2 protein in cancer cells. The Company believes the clinical safety and efficacy results in patients with advanced melanoma and relapsed or refractory CLL have been sufficiently promising to warrant marketing approval in these indications. Accordingly, the Company currently has marketing applications pending in Europe (for melanoma) and the U.S. (for CLL).

     The following chart sets forth the progress of our clinical trials with respect to various potential indications for Genasense®:

Indication	Status
Malignant Melanoma	Phase 3 completed; a Marketing Authorization Application (MAA) to the EMEA completed
Chronic Lymphocytic Leukemia	Phase 3 completed; results of trial met primary endpoint; NDA submitted to the FDA
Multiple Myeloma	Phase 3 completed; trial did not meet primary endpoint
Acute Myelocytic Leukemia	Phase 3 (randomized)
Non-Small-Cell Lung Cancer	Phase 2 (randomized), fully enrolled
Prostate Cancer	Phase 2 (randomized), fully enrolled
Small-Cell Lung Cancer	Phase 2 (randomized), fully enrolled
Breast Cancer	Phase 1-2
Colorectal Cancer	Phase 1-2
Non-Hodgkin’s lymphoma	Phase 1-2 and Phase 2
Kidney Cancer	Phase 2
Pancreatic Cancer (and other solid tumors)	Phase 1-2
Waldenstrom’s macroglobulinemia	Phase 1-2
Hepatocellular Carcinoma	Phase 1-2
Childhood Solid Tumors	Phase 1

     Highlights of the randomized trials sponsored directly by the Company are as follows:

     Phase 3 Trial of Genasense® Plus Chemotherapy in Patients with Malignant Melanoma

     In late 2003, we filed an NDA for Genasense® to be used in combination with dacarbazine for the treatment of patients with advanced melanoma who had not previously received chemotherapy. On May 3, 2004, a majority of the ODAC members voted that while the increased number of clinical responses were indicative of clinical activity, the evidence presented did not provide substantial evidence of effectiveness to outweigh the increased toxicity of administering Genasense®. On May 13, 2004, the Company announced that it was withdrawing its NDA. Subsequent to the withdrawal in the U.S., Genta continued to track data from patients enrolled in its Phase 3 trial and to analyze its results.

     Data that emerged from extended follow-up of patients who entered into this trial were analyzed in 2005 and were informally reviewed with certain regulatory authorities. Encouraged by the study results, on January 3, 2006, the Company announced that it had completed an MAA to the EMEA for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 1, 2006, the Company announced that it had received notice from the EMEA that its MAA had been validated for review by the Agency, which signals the start of formal scientific assessment.

     Phase 3 Trial of Genasense® Plus Chemotherapy in Patients with Chronic Lymphocytic Leukemia

     In December 2004, the Company presented results from its third randomized trial, which was conducted in patients with relapsed or refractory CLL. In this trial, 241 patients who had relapsed or had not responded to prior therapy were treated with standard chemotherapy using fludarabine and cyclophosphamide (“Flu/Cy”). After stratifying patients using conventional criteria, they were randomly assigned to receive Genasense® or no additional treatment. Initial results showed that the trial achieved its primary endpoint: the proportion of patients who achieved a complete or nodular partial response (“CR/nPR”) was significantly improved with the addition of Genasense® to Flu/Cy chemotherapy (17% vs. 7%; P=0.025). The response required independent confirmation by an external clinical reviewer who was blinded to treatment assignment and who reviewed clinical, laboratory and radiologic data. A second independent reviewer evaluated bone marrow biopsies. Agreement between the clinical and bone marrow reviews was required in order to determine response in this study.

     The CLL trial also showed that the duration of CR/nPR was improved for patients treated with Genasense® plus chemotherapy. To date, six of the eight patients (75%) who achieved CR/nPR with chemotherapy alone have relapsed compared with five of twenty patients (25%) in the Genasense® treatment group. The median duration of CR/nPR was 22 months in the chemotherapy-alone group; the median has not been reached in the Genasense® group (P=0.03). All CR/nPR responses have been “durable” (i.e., exceeding six months duration). Additional analysis showed that patients who achieved CR/nPR also experienced clinical benefit, especially with respect to improvement of disease-related symptoms. Several secondary endpoints were not improved by the addition of Genasense®. For example, no difference was observed in overall response rate (i.e., the percentage of patients who achieved CR/nPR plus partial response [“PR”]), or in time-to-disease progression. Overall survival will be formally evaluated in mid-2006 after all patients have completed a minimum of two years of follow-up. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

     On December 28, 2005, the Company completed submission of an NDA to the FDA that seeks accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® has received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® has also been granted designation as an Orphan Drug by the FDA. On March 1, 2006, the Company announced that the NDA had been accepted for review by the FDA with a target action date of October 28, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. Following its review of all the Company’s information concerning Genasense®, the FDA may refuse to approve altogether, or may ask for more data to be obtained, so that approval can be reconsidered. Either of these two decisions by the FDA would have a material adverse effect on our business. One requirement for Accelerated Approval is that the Company will be required to conduct a confirmatory trial. The Company has formulated a design for such a trial and has submitted a proposal to the FDA for review as a Special Protocol Assessment (“SPA”). The submitted proposal incorporated initial comments received from the FDA. Final comments on the submission are expected during the first half of 2006. Formal initiation of the trial will depend upon resolution of trial design issues with the FDA, among other factors. Although Fast Track designation, Orphan Drug designation and Accelerated Approval provisions are beneficial, we cannot assure you that the NDA will be approved. In particular, the FDA may not be satisfied that achievement of the primary endpoint used in the Company's recent clinical trial being an increased proportion of complete responses/nodular partial responses compared to patients treated with standard chemotherapy is sufficient basis for approval. Further, increased symptom-free time may not be considered to be sufficient demonstration of clinical benefit.

     In December 2005, the Company also announced preliminary clinical results regarding the use of Genasense® in combination with fludarabine plus rituximab (Rituxan®; Genentech/IDEC) in patients with CLL. Two clinical studies have explored the use of Genasense® plus rituximab, with and without cytotoxic chemotherapy, in patients with NHL. The goals of these Phase 1-2 studies have primarily been to evaluate safety and tolerability of Genasense® when used in combination with rituximab, along with obtaining preliminary evidence of activity.

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

     Other Trials

     Other randomized trials are being conducted by either the Company or by oncology cooperative groups. These trials materially differ from previous studies noted above in that they were not prospectively reviewed by the FDA for registration suitability prior to initiation. Details of these trials are as follows:

     A large U.S. cooperative oncology group, the Cancer and Leukemia Group B (“CALGB”) is running a Phase 3 trial in patients with acute myelocytic leukemia (“AML”) over the age of 60 who have not previously received chemotherapy. All patients in this trial receive standard chemotherapy with daunorubicin and cytarabine and they are randomly assigned to receive additional treatment with Genasense® or no other treatment. This trial is currently projected to enroll up to approximately 500 patients. In January 2006, the CALGB informed our collaborators in NCI that it expected to complete enrollment in this trial during 2006. While the primary endpoint of the AML trial is overall survival, a variety of secondary endpoints (such as complete remission (“CR”) rate and remission duration) will be sequentially examined during the analysis of this trial. The Company believes that if the CR results are significantly superior for patients treated with Genasense®, results from this trial may prove sufficient for filing marketing applications in this indication on a global basis. The initial CR data may become available as early as 2007. However, the Company has no control over the conduct or analysis of this trial and thus no reliance can be placed upon these timelines at this time.

     During June 2004, Genta completed enrollment in a randomized Phase 2 trial of Genasense® plus docetaxel in patients with non-small cell lung cancer. Patients who met a variety of eligibility criteria and who had failed front-line platinum-containing chemotherapy were eligible. Patients were randomly assigned to receive a standard dose of docetaxel with or without Genasense®. A total of 298 patients were enrolled into this study. The primary endpoint of the study was to increase overall survival in patients treated with Genasense® plus chemotherapy compared with patients treated with chemotherapy alone. Key secondary endpoints include comparisons of progression-free survival and objective response. A minimum follow-up period prior to analysis was specified in this trial, which concluded in December 2005. Depending upon our ability to defend the global marketing applications that are already pending, the Company currently projects that it will be able to analyze and release initial results from this trial during 2006. However, since this trial will not, by itself, suffice for regulatory approval, the priority for analysis of this trial will be subordinate to other logistical considerations within the Company.

     Two oncology cooperative groups, including the European Organization for Research and Treatment of Cancer (EORTC) and the CALGB, are conducting exploratory randomized trials, as follows:

     During the fourth quarter of 2004, the CALGB completed enrollment in a randomized trial of Genasense® in patients with small cell lung cancer. The trial evaluated patients with extensive disease who had not previously received chemotherapy. The trial included approximately 65 patients who were randomly assigned to receive Genasense® plus chemotherapy with carboplatin and etoposide or chemotherapy alone. The primary endpoint of the trial was to determine the proportion of patients who survived at least twelve months from the date of randomization. The minimum follow-up period concluded in October 2005. While data from this trial may be available in 2006, the Company has no control over the conduct or analysis of this trial, and thus no reliance can be placed upon these timelines at this time.

     In January 2006, the EORTC completed enrollment into a randomized study of Genasense® in patients with hormone-refractory prostate cancer who had not previously received chemotherapy. In this study, all patients received standard chemotherapy with docetaxel and were randomly assigned to receive Genasense® or no other treatment. The Company was recently informed that enrollment into this trial was completed with the accrual of 118 patients. The primary endpoint of this study was to compare response rates, as measured by a decrease of prostate specific antigen (“PSA”). While data from this trial may be available in 2006, the Company has no control over the conduct or analysis of this trial, and thus no reliance can be placed upon these timelines at this time.

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

Ganite®

     Ganite® as a Treatment for Cancer-Related Hypercalcemia

     On October 6, 2003, we began marketing Ganite® for the treatment of cancer-related hypercalcemia. Ganite® is our first drug to receive marketing approval. The principal patent covering the use of Ganite® for its approved indication, including potential extensions under Hatch-Waxman provisions in the U.S., expired in April 2005.

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

     In May 2004, the Company eliminated its sales force and significantly reduced its marketing support for Ganite®. Since then, the Company has continued only minimal marketing support of the product.

     Ganite® as a Treatment for Non-Hodgkin’s Lymphoma and Other Cancer Types

     Based on previously published data, we believe that Ganite® may also be a useful treatment for patients with certain types of cancer, particularly NHL. Approximately 54,000 new cases of NHL are diagnosed in the United States each year. We have been granted an investigational new drug exemption, or IND, and we have commenced clinical trials of Ganite® for the treatment of patients with relapsed NHL. In December 2004, we announced the results of a Phase 2 clinical trial in patients with NHL. The results showed that Ganite® displayed antitumor activity in patients with various types of advanced NHL who had failed to respond or had relapsed from other types of treatment. However, the use of Ganite® for these indications entailed the use of higher doses than were used in the hypercalcemia trials and as a result, an increased number of serious adverse events were recorded in this trial. In particular, several patients experienced optic neuritis and optic atrophy associated with visual loss, along with other side effects. As a result of the cost savings actions announced in May 2004, spending on the clinical development of Ganite® as a chemotherapy agent was also reduced. When sufficient resources become available, we may resume clinical development of Ganite® in NHL and other indications by initiating new clinical trials. Previous clinical trials of Ganite® showed that the drug has not been associated with significant myelosuppression, a decrease of bone marrow activity often associated with cancer therapy, which can cause increased susceptibility to bleeding and infection. We believe this feature may allow Ganite® to be incorporated into combination chemotherapy regimens that employ other drugs that cause myelosuppression, thereby potentially increasing the utility of such therapy for patients.

Other Pipeline Products and Technology Platforms

     Oral Gallium

     For several years, we have been attempting to develop novel formulations of gallium-containing compounds that can be taken orally. Such formulations might be useful for diseases in which long-term low-dose therapy is deemed desirable, such as bone metastases, Paget’s disease and osteoporosis. Such patients are commonly afflicted by bone pain and susceptibility to fractures. To date, a suitable oral formulation available for clinical development has not yet been identified.

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

     In December 2000, Genta licensed patents and technology relating to decoys from the NIH. This technology targets a transcription factor known as the cyclic adenosine monophosphate response element binding protein, or CRE-BP. Preclinical studies conducted at the NIH have shown broad anticancer activity for this compound, with very low toxicity to normal cells. Due to financial constraints, the Company has sharply reduced current spending on the Decoy program and is currently reviewing whether or not to retain this compound within its research portfolio.

     c-myb Antisense

     In December 2004, Genta acquired worldwide rights from Temple University to intellectual property and technology and a novel antisense compound (G4460, previously known as LR3001) that targets c-myb, a central gene that regulates the growth of cancer cells. G4460 has been tested in two Phase 1 clinical trials at the University of Pennsylvania in patients with drug-resistant myeloid leukemia. To date, clinical investigations have been supported by grants from the NIH, including the Rapid Access to Investigational Drugs (“RAID”) program. Genta has submitted a request for designation of G4460 as an Orphan Drug for the treatment of chronic myelocytic leukemia (CML) to the FDA and notice of this designation was received in February 2005. The Company currently anticipates that a Phase 1 clinical trial of G4460 will be initiated during 2006 at the University of Pennsylvania and that sufficient inventory currently exists to complete the Phase 1 program. Following completion of Phase 1, the Company will decide whether or not to take G4460 into Phase 2 clinical trials. Based on the biology of c-myb, potential target diseases for G4460 include CML, neuroblastoma and cancer of the breast and colon, among other conditions.

     Antisense and RNAi Research and Discovery

     We have had several other oligonucleotide-based discovery programs and collaborations devoted to the identification of both antisense- and RNAi-based inhibitors of oncology gene targets. However, spending on these research programs was sharply reduced due to financial constraints. The Company has no current agents that it considers “lead compounds” that would justify their being advanced into late-stage preclinical testing.

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

     Genta has licensed eight U.S. patents relating to Genasense® and its backbone chemistry that expire between 2008 and 2015 and two pending U.S. patent applications that relate to Genasense®. Corresponding patent applications have been filed in three foreign countries. Genta also owns three U.S. patent applications relating to methods of using Genasense® that expire in 2020, with approximately 45 corresponding foreign patent applications.

     Included among Genta’s intellectual property rights are certain rights licensed from the NIH covering phosphorothioate oligonucleotides. We also acquired from the University of Pennsylvania exclusive rights to antisense oligonucleotides directed against the Bcl-2 mRNA, as well as methods of their use for the treatment of cancer. The claims of the University of Pennsylvania patents cover our proprietary antisense oligonucleotide molecules, which target the Bcl-2 mRNA, including Genasense® and methods employing them. Other related U.S. and corresponding foreign patent applications are still pending.

     The principal patent covering the use of Ganite® for its approved indication, including extensions under Hatch-Waxman provisions, expired in April 2005.

     The patent positions of biopharmaceutical and biotechnology firms, including Genta, can be uncertain and can involve complex legal and factual questions. Consequently, even though we are currently pursuing our patent applications with the United States and foreign patent offices, we do not know whether any of our applications will result in the issuance of any patents, or if any issued patents will provide significant proprietary protection, or even if successful that these patents will not be circumvented or invalidated. Even if issued, patents may be circumvented or challenged and invalidated in the courts. Because some applications in the United States are kept in secrecy until an actual patent issues, we cannot be certain that others have not filed patent applications directed at inventions covered by our pending patent applications, or that we were the first to file patent applications for such inventions. Thus, we may become involved in interference proceedings declared by the U.S. Patent and Trademark Office (or comparable foreign office or process) in connection with one or more of our patents or patent applications to determine priority of invention, which could result in substantial costs to us, as well as an adverse decision as to priority of invention of the patent or patent application involved.

     Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of ours. Accordingly, there can be no assurances that our patent applications will result in issued patents or that, if issued, the patents will afford protection against competitors with similar technology. We cannot provide assurance that any patents issued to Genta will not be infringed or circumvented by others, nor can there be any assurance that we will obtain necessary patents or technologies or the rights to use such technologies. In addition, there may be patents which are unknown to us and which may block our ability to make, use or sell our product. We may be forced to defend ourselves against charges of infringement or we may need to obtain expensive licenses to continue our business. See the Risk Factor entitled “We may be unable to obtain or enforce patents, other proprietary rights and licenses to protect our business; we could become involved in litigation relating to our patents or licenses that could cause us to incur additional costs and delay or prevent our introduction of new drugs to market,” on page 22.

     We also rely upon unpatented trade secrets. No assurances can be given as to whether third parties will independently develop substantially equivalent proprietary information and techniques, or gain access to our trade secrets, or disclose such technologies to the public, or that we can meaningfully maintain and protect unpatented trade secrets.

     We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements with us. These agreements generally provide that all confidential information developed or made known to an individual during the course of the individual’s relationship with Genta shall be kept confidential and shall not be disclosed to third parties except in specific circumstances. In the case of employees, the agreement generally provides that all inventions conceived by the individual shall be assigned to, and made the exclusive property of Genta. There can be no assurance, however, that these agreements will provide meaningful protection to our trade secrets, or guarantee adequate remedies in the event of unauthorized use or disclosure of confidential proprietary information, or in the event of an employee’s refusal to assign any patents to Genta in spite of his/her contractual obligation.

Research and Development

     In addition to our current focus in the areas described above, we continually evaluate our programs in light of the latest market information and conditions, the availability of third party funding, technological advances, financial liquidity and other factors. As a result of such evaluations, we change our product development plans from time to time and anticipate that we will continue to do so. We recorded research and development expenses of $20.9 million, $71.5 million and $83.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Sales and Marketing

     Either alone or in partnerships with other companies, we intend to be a direct marketer or co-marketer of our pharmaceutical products by building a sales and marketing infrastructure in the United States to launch and fully realize the commercial potential of our products if approved by the FDA. In January 2006, the Company announced that it had appointed W. Lloyd Sanders as Vice-President of Sales and Marketing. Most recently, Mr. Sanders was Vice President, Oncology Sales, at sanofi-aventis Group. For international product sales, we intend to distribute our products through collaborations with third parties.

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

Human Resources

     As of December 31, 2005, Genta had 59 employees, 15 of whom hold doctoral degrees. As of that date, there were 43 employees engaged in research, development and other technical activities and 16 in administration. None of Genta’s employees are represented by a union. Most of the management and professional employees of Genta have had prior experience and positions with pharmaceutical and biotechnology companies. Genta believes it maintains satisfactory relations with its employees and has not experienced interruptions of operations due to labor disagreements.

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

     Phase 3 trials are usually multi-center, comparative studies that involve larger populations. These trials are generally intended to be pivotal in importance for the approval of a new drug. In oncology, Phase 3 trials typically involve 100 to 1,000 patients for whom the medicine is eventually intended. Trials are also conducted in special groups of patients or under special conditions dictated by the nature of the particular medicine and/or disease. Phase 3 trials often provide much of the information needed for the package insert and labeling of the medicine. A trial is fully enrolled when it has a sufficient number of patients to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. After a sufficient period of follow-up has elapsed to satisfactorily evaluate safety and efficacy, the trials’ results can then be analyzed. Those results are then commonly reported at a scientific meeting, in a medical journal and to the public.

     Depending upon the nature of the trial results, a company may then elect to discuss the results with regulatory authorities such as the FDA. If the company believes the data may warrant consideration for marketing approval of the drug, the results of the preclinical and clinical testing, together with chemistry, manufacturing and control information, are then submitted to the FDA for a pharmaceutical product in the form of an NDA. In responding to an NDA, biologics license application or premarket approval application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that the approvals that are being sought or may be sought by Genta in the future will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which we are seeking approval or will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Phase 3b trials are conducted after submission of a NDA, but before the product's approval for market launch. Phase 3b trials may supplement or complete earlier trials, or they may seek different kinds of information, such as quality of life or marketing. Phase 3b is the period between submission for approval and receipt of marketing authorization.

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

     Under European Union regulatory systems, we may submit requests for marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

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

Item 1A. Risk Factors

     You should carefully consider the following risks and all of the other information set forth in this Form 10K before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We may be unsuccessful in our efforts to obtain approval from the FDA or EMEA and commercialize Genasense® or our other pharmaceutical products.

     The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as Ganite® and Genasense®, depends, in large part, on the success of our clinical development programs, our efforts to obtain regulatory approvals and our sales and marketing efforts directed at physicians, patients and third-party payors. A number of factors could affect these efforts, including:

o	our ability to demonstrate clinically that our products are useful and safe in particular indications;

o	delays or refusals by regulatory authorities in granting marketing approvals;

o	our limited financial resources and sales and marketing experience relative to our competitors;

o	actual and perceived differences between our products and those of our competitors;

o	the availability and level of reimbursement for our products by third-party payors;

o	incidents of adverse reactions to our products;

o	side effects or misuse of our products and the unfavorable publicity that could result; and

o	the occurrence of manufacturing, supply or distribution disruptions.

     We cannot assure you that Genasense® will receive FDA or EMEA approval. Our financial condition and results of operations have been and will continue to be significantly affected by FDA and EMEA action with respect to Genasense®. Any adverse events with respect to FDA and/or EMEA approvals could negatively impact our ability to obtain additional funding or identify potential partners.

     For example, on January 3, 2006, we announced that we had completed a Marketing Authorization Application, or MAA, to the EMEA that seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 1, 2006, we announced that we had received notice from the EMEA that our MAA was validated for review by the EMEA. We anticipate receiving consolidated questions from the EMEA approximately 120 days from the date of the MAA’s validation. The centralized licensing procedure provides a single marketing authorization that is valid in all 25-member states of the European Community. Review of the application is coordinated by the EMEA, and Spain and France have been appointed as rapporteur and co-rapporteur countries, respectively.

     On December 28, 2005, we completed submission of an NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® has received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® has also been granted designation as an Orphan Drug by the FDA. On March 1, 2006, we announced that the NDA had been accepted for review by the FDA with a target action date of October 28, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. After reviewing in May 2005 a summary of our preliminary clinical data that were released in November 2004 from our CLL trial, the FDA expressed concern that simply achieving statistical significance in the primary endpoint (complete plus nodular partial responses [CR/nPR]) may not be likely to convey or predict clinical benefit, particularly absent improvement in time-to-progression. Subsequent to preparation of the preliminary data summary, the Company compiled additional information to support its claims of clinical benefit. First, the proportion of patients who relapsed from CR/nPR increased substantially over time from 25% to 75% in the patient group treated with chemotherapy alone. By contrast, the comparable increase in the Genasense® group was 16% to 25%, which indicated a lower risk of relapse. Second, the preliminary clinical data indicated that the median duration of CR/nPR had not been reached in either treatment group. Further follow-up showed that CR/nPRs achieved with the addition of Genasense® to chemotherapy were significantly longer when compared with those responses achieved with chemotherapy alone. For example, the median CR/nPR duration in the chemotherapy alone group was reached at 22 months, whereas the median has still not been reached in the Genasense® group [P=0.03]. Third, the Company had prospectively collected data regarding specific parameters of disease-related morbidity, including but not limited to symptoms. Subsequent analysis of these data showed that patients in the Genasense® treatment group who achieved CR/nPR also attained substantial improvement in these disease parameters. The NDA that was submitted by the Company in December 2005, which includes these data, was subsequently accepted for review by the FDA in February 2006.

     Following its review of all our information concerning Genasense®, the FDA may refuse to approve altogether, or may ask for more data to be obtained, so that approval can be reconsidered. Any of these decisions by the FDA would have a material adverse effect on our business. One requirement for Accelerated Approval is that we will be required to conduct a confirmatory trial. We have formulated a design for such a trial and have submitted a proposal to the FDA for review as a Special Protocol Assessment, or SPA. The submitted proposal incorporated initial comments received from the FDA. Final comments on the submission are expected during the first half of 2006. Formal initiation of the trial will depend upon resolution of trial design issues with the FDA, among other factors. Although Fast Track designation, Orphan Drug designation and Accelerated Approval provisions are beneficial, we cannot assure you that the NDA will be approved. In particular, the FDA may not be satisfied that achievement of the primary endpoint used in our recent clinical trial, which was an increased proportion of complete responses/nodular partial responses compared to patients treated with standard chemotherapy, is a sufficient basis for approval. Further, increased symptom-free time may not be considered to be sufficient demonstration of clinical benefit.

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

Recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

     Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statement for the year ended December 31, 2005 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

     We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Our business will suffer if we fail to obtain timely funding. We may be unable to raise additional capital when needed and may not continue as a going concern.

     Our operations to date have required significant cash expenditures. As a result of Aventis’ termination of the Collaborative Agreement, after May 8, 2005, we became solely responsible for all Genasense® related costs. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, we will need to raise additional funds. On August 11, 2005, we sold 19.1 million shares of common stock at a price of $0.92 per share, raising $16.0 million, net of fees and expenses. In addition, on March 6, 2006, we executed definitive subscription agreements with institutional investors to sell 19 million shares of our common stock at a price of $2.15 per share raising approximately $37.8 million, net of estimated fees and expenses. Assuming the completion of this financing, management believes that at the projected rate of spending, including building our sales and marketing team and capabilities, we should have sufficient cash funds to maintain our present operations into the first quarter of 2007. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators. If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline. Any debt financing may result in restrictions on our spending.

     If we are unable to raise additional funds, we will need to do one or more of the following:

o delay, scale back or eliminate some or all of our research and product development programs;

o license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

o attempt to sell our company;

o cease operations; or

o declare bankruptcy.

We intend to be a direct marketer of some products in the United States. This effort will consume large amounts of our resources and management time and we may not be successful in our efforts.

     Currently we do not have a sales force. Our sales force was eliminated in 2004 following our decision to withdraw the NDA for Genasense® for the treatment of advanced melanoma. We intend to build a sales force throughout the second and third quarters of 2006. In January 2006, we announced that we had appointed W. Lloyd Sanders as Vice-President of Sales and Marketing. Most recently, Mr. Sanders was Vice President, Oncology Sales, at sanofi-aventis Group. If we are unable to build a sales force capable of marketing our products, our sales will be adversely affected, and the commercial success of our products will be limited.

On May 10, 2005, we announced that we and Aventis Pharmaceuticals Inc., part of sanofi-aventis Group, or Aventis, had signed an agreement to terminate their development and commercialization collaboration for Genasense®. We lost a significant source of funding for Genasense® as a result of this termination.

     In April 2002, we entered into a series of agreements relating to the development and commercialization of Genasense®, to which we refer collectively as the Collaborative Agreement, with Aventis and its affiliates. On November 8, 2004, we received from Aventis a notice of termination of the Collaborative Agreement. On May 10, 2005, we announced that we had signed an agreement with Aventis to terminate our development and commercialization collaboration for Genasense®. The termination agreement provided for no future financial obligations by either party. Aventis also returned its then current inventory of Genasense® drug supply to us. In addition, we assumed responsibility for the randomized clinical trial of Genasense® in combination with docetaxel (Taxotere®; sanofi-aventis) in patients with hormone-refractory prostate cancer, which recently completed accrual. Among other provisions, the Standstill and Voting Agreement and Registration Rights Agreement that were established pursuant to the Aventis investment in our common stock in 2002 did not terminate at this time.

We are seeking a new partner for the development and commercialization of Genasense®, and if we are unable to do so, we may not have sufficient resources to fully develop and commercialize Genasense®.

     If we are unable to identify a partner, we will be solely responsible for the development and commercialization of Genasense®, including the costs associated therewith. We may not have sufficient resources to do so. Even if we are able to identify a partner, we may not be able to enter into an agreement on acceptable terms or at all.

We have relied on and continue to rely on our contractual collaborative arrangements with research institutions and corporate partners for development and commercialization of our products. Our business could suffer if we are not able to enter into suitable arrangements, maintain existing relationships, or if our collaborative arrangements are not successful in developing and commercializing products.

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

     We also seek strategic alliances with corporate partners, primarily pharmaceutical and biotechnology companies, to help us develop and commercialize drugs. Various problems can arise in strategic alliances. A partner responsible for conducting clinical trials and obtaining regulatory approval may fail to develop a marketable drug. A partner may decide to pursue an alternative strategy or focus its efforts on alliances or other arrangements with third parties. A partner that has been granted marketing rights for a certain drug within a geographic area may fail to market the drug successfully. Consequently, strategic alliances that we may enter into may not be scientifically or commercially successful. In this regard, in April 2002, we entered into a series of agreements relating to the development and commercialization of Genasense® with Aventis and its affiliates. On November 8, 2004, we received from Aventis a notice of termination of the Collaborative Agreement. On May 10, 2005, we announced that we and Aventis had signed an agreement to terminate our development and commercialization collaboration for Genasense® as described above.

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

     An important part of our strategy involves conducting multiple product development programs. We may pursue opportunities in fields that conflict with those of our collaborators. In addition, disagreements with our collaborators could develop over rights to our intellectual property. The resolution of such conflicts and disagreements may require us to relinquish rights to our intellectual property that we believe we are entitled to. In addition, any disagreement or conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators. Such a conflict or disagreement could also lead to delays in collaborative research, development, regulatory approval or commercialization of various products or could require or result in litigation or arbitration, which would be time consuming and expensive, divert the attention of our management and could have a significant negative impact on our business, financial condition and results of operations.

We anticipate that we will incur additional losses and we may never be profitable.

     We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to December 31, 2005, we have incurred a cumulative net loss of $358.2 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA for commercial sale in one or more indications.

Our business depends heavily on a small number of products.

     We currently market and sell one product, Ganite® and the principal patent covering its use for the approved indication expired in April 2005. We do not expect to expand our marketed product portfolio significantly in the short term unless Genasense® receives marketing approval. If Genasense® is not approved, if approval is significantly delayed, or if in the event of approval, the product is commercially unsuccessful, we do not expect significant sales of other products to offset this loss of potential revenue.

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

     We hold numerous U.S., foreign and international patents covering various aspects of our technology, which include novel compositions of matter, methods of large-scale synthesis and methods of controlling gene expression and methods of treating disease. In the future, however, we may not be successful in obtaining additional patents despite pending or future applications. Moreover, our current and future patents may not be sufficient to protect us against competitors who use similar technology. Additionally, our patents, the patents of our business partners and the patents for which we have obtained licensing rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under our patents may not be broad enough to cover commercially valuable drugs or processes and therefore may not provide us with sufficient competitive advantage with respect thereto.

     The pharmaceutical and biotechnology industries have been greatly affected by time-consuming and expensive litigation regarding patents and other intellectual property rights. We may be required to commence, or may be made a party to, litigation relating to the scope and validity of our intellectual property rights or the intellectual property rights of others. Such litigation could result in adverse decisions regarding the patentability of our inventions and products, the enforceability, validity or scope of protection offered by our patents or our infringement of patents held by others. Such decisions could make us liable for substantial money damages, or could bar us from the manufacture, sale or use of certain products. Moreover, an adverse decision may also compel us to seek a license from a third party. The costs of any license may be prohibitive and we may not be able to enter into any required licensing arrangement on terms acceptable to us.

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

     We also may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office in opposition or similar proceedings before foreign patent offices and in International Trade Commission proceedings aimed at preventing the importation of drugs that would compete unfairly with our drugs. These types of proceedings could cause us to incur considerable costs.

     The principal patent covering the use of Ganite® for its approved indication expired, including Hatch-Waxman extensions, in April 2005.

     We have licensed a portfolio of U.S. patents and applications from the University of Pennsylvania and the NIH relating to Genasense® and its backbone chemistry that expire between 2008 and 2015. Corresponding patent applications have been filed in Canada, Europe and Japan. The claims of these patents cover our proprietary antisense oligonucleotide molecules which target the Bcl-2 mRNA and methods employing them. We also hold several U.S. patent applications relating to methods of using Genasense® that expire in 2020, with approximately 45 corresponding foreign patent applications.

Most of our products are in an early stage of development, and we may never receive regulatory approval for these products.

     Most of our resources have been dedicated to the research and development of potential antisense pharmaceutical products such as Genasense®, based upon oligonucleotide technology. While we have demonstrated the activity of antisense oligonucleotide technology in model systems in vitro and in animals, Genasense® is our only antisense product to have been tested in humans. Several of our other technologies that serve as a possible basis for pharmaceutical products are only in preclinical testing. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive.

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans.

     Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun. It may take several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of each of our product candidates involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidates may never be approved for sale or become commercially viable. We do not believe that any of our product candidates have alternative uses if our current development activities are unsuccessful.

     There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidates or the inability to commercialize any of our product candidates. The possibility exists that:

     · we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved;

     · the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

     · institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

     · subjects may drop out of our clinical trials;

     · our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials; and

     · the cost of our clinical trials may be greater than we currently anticipate.

     For example, in November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. The trial had been designed to evaluate whether the addition of Genasense® to standard therapy with high-dose dexamethasone could increase the time to development of progressive disease in patients who previously had received extensive therapy. Based on the results of the Phase 3 trial, we have no plans to submit an NDA in this indication to the FDA at the current time. We have not yet determined what additional clinical trials, if any, may be undertaken in patients with multiple myeloma.

     We cannot assure you that our ongoing preclinical studies and clinical trials will produce successful results in order to support regulatory approval of Genasense® in any territory or for any indication. Failure to obtain approval, or a substantial delay in approval of Genasense® for these or any other indications would have a material adverse effect on our results of operations and financial condition.

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

     Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

o	inability to obtain sufficient quantities of materials for use in clinical trials;

o	inability to adequately monitor patient progress after treatment;

o	unforeseen safety issues;

o	the failure of the products to perform well during clinical trials and

o	government or regulatory delays.

If we fail to obtain the necessary regulatory approvals, we cannot market and sell our products in the United States or in other countries.

     The FDA and comparable regulatory agencies in foreign countries (such as the EMEA) impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed preclinical and clinical testing and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more depending upon the type, complexity and novelty of the product. We cannot apply for FDA approval to market any of our products under development until preclinical and clinical trials on the product are successfully completed. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety concerns develop, the FDA could stop our trials before completion. We may not market or sell any product for which we have not obtained regulatory approval. In May 2004, the application failed to gain a majority vote for marketing approval from ODAC. As a consequence, we withdrew the NDA, which allows us to potentially resubmit the application.

     We cannot assure you that the FDA, the EMEA or other regulatory agencies will ever approve the use of our products that are under development. If the patient populations for which our products are approved are not sufficiently broad, or if approval is accompanied by unanticipated labeling restrictions, the commercial success of our products could be limited and our business, results of operations and financial condition could consequently be materially adversely affected.

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

     In addition to product approval, any facility in which Genasense® is manufactured or tested for its ability to meet required specifications must be approved by the FDA and/or the EMEA before it can manufacture Genasense®. Failure of the facility to be approved could delay the approval of Genasense®.

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

The raw materials for our products are produced by a limited number of suppliers, and our business could suffer if we cannot obtain needed quantities at acceptable prices and qualities.

     The raw materials that we require to manufacture our drugs, particularly oligonucleotides, are available from only a few suppliers. If these suppliers cease to provide us with the necessary raw materials or fail to provide us with an adequate supply of materials at an acceptable price and quality, we could be materially adversely affected.

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

     As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no significant acquisition or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

o	difficulties in assimilating the operations and personnel of acquired companies;

o	diversion of our management’s attention from ongoing business concerns;

o	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

o	additional expense associated with amortization of acquired assets;

o	maintenance of uniform standards, controls, procedures and policies; and

o	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

Risks Related to Outstanding Litigation

The outcome of and costs relating to pending shareholder class action and shareholder derivative actions are uncertain.

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against us and certain of our principal officers on behalf of purported classes of our shareholders who purchased our securities during several class periods. The complaints have been consolidated into a single action and allege that we and certain of our principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part our motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. The parties commenced nonbinding mediation in March 2006. If mediation is unsuccessful, the case is expected to proceed to discovery.

     In addition, two separate shareholder derivative actions have been filed against our directors and certain of our officers in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action. The Federal derivative plaintiffs have not yet filed a consolidated amended complaint asserting their claims. Instead, the Federal shareholder derivative action has been stayed, pending developments in the Federal securities action.

     Based on facts substantially similar to those asserted in the shareholder class actions, the state derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs' derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on our Board of Directors and in part based on plaintiffs' failure to state a cause of action. Plaintiffs served a motion for reconsideration on February 27, 2006.

     We believe these litigations are without merit and will continue to vigorously defend against these suits.

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

     In addition, we are subject to Section 203 of the Delaware General Corporation Law, which contains restrictions on stockholder action to acquire control of us.

     On September 16, 2005, we announced that its Board of Directors approved a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (“Right”) for each share of our common stock held of record as of the close of business on September 27, 2005. In addition, Rights shall be issued in respect of all shares of common stock issued after such date, including the shares issued hereunder, pursuant to the Plan. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire us, including an accumulation of shares in the open market, a partial or two-tier tender offer that does not treat all stockholders equally and other activities that the Board believes are not in the best interests of shareholders. The Rights may discourage a takeover and prevent our stockholders from receiving a premium for their shares.

We have not paid, and do not expect to pay in the future, cash dividends on our common stock.

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

     The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and likely will continue to be highly volatile. Factors that could have a significant impact on the future price of our common stock include but are not limited to:

o	the results of preclinical studies and clinical trials by us or our competitors;

o	announcements of technological innovations or new therapeutic products by us or our competitors;

o	government regulation;

o	developments in patent or other proprietary rights by us or our respective competitors, including litigation;

o	fluctuations in our operating results; and

o	market conditions for biopharmaceutical stocks in general.

     At December 31, 2005, we had 114.5 million shares of common stock outstanding, 11.0 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 5.1 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments

     None

Item 2.  Properties

     We lease approximately 93 thousand square feet of office space in Berkeley Heights, New Jersey. Our annual rental costs for this space are approximately $2.4 million. Our lease on this space terminates in 2010.

Item 3.  Legal Proceedings

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. The parties have commenced nonbinding mediation in March 2006. If meditation is unsuccessful, the case is expected to proceed to discovery.

     In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action. The Federal derivative plaintiffs have not yet filed a consolidated amended complaint asserting their claims. Instead, the Federal shareholder derivative action has been stayed, pending developments in the Federal securities action.

     Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and commited other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs' derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs' failure to state a cause of action. Plaintiffs served a motion for reconsideration on February 27, 2006.

     The Company believes these litigations are without merit and will continue to vigorously defend against these suits.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the quarter ended December 31, 2005.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) Market Information

     The Company’s common stock is traded on the Nasdaq National Market under the symbol “GNTA.” The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by Nasdaq.

	High	Low
2005
First Quarter	$1.83	$1.10
Second Quarter	1.50	0.75
Third Quarter	1.98	1.00
Fourth Quarter	1.75	1.18

2004
First Quarter	$14.25	$9.25
Second Quarter	16.65	2.06
Third Quarter	3.20	1.35
Fourth Quarter	3.03	1.18

     In August 2005, the Company raised $16.0 million, net of issuance costs, from the issuance of common stock pursuant to our shelf registration statement. The net proceeds from the sale of the common stock will be used for general corporate purposes.

     (b) Holders

     There were 609 holders of record of the Company’s common stock as of March 9, 2006. We estimate that there are approximately 40,000 beneficial owners of our common stock.

     (c) Dividends

     The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

Item 6.  Selected Consolidated Financial Data

		Years Ended December 31,
(In thousands, except share data)	2005	2004	2003	2002	2001

Consolidated Statements of Operations Data:
Revenues:
License fees and royalties	$5,241	$3,022	$1,045	$756	$146
Development funding	20,988	12,105	4,194	2,803	--
Product sales - net	356	(512)	1,420	--	--

Total revenues	26,585	14,615	6,659	3,559	146

Cost of goods sold	73	170	404	--	--
Provision for excess inventory	(21)	1,350	--	--	--

Total cost of goods sold	52	1,520	404	--	--

Operating expenses:
Research and development	20,902	71,494	83,084	87,162	39,925
Selling, general and administrative	16,100	28,576	29,831	20,551	9,719
Loss on disposition of property and equipment	4	1,254	3	13	19

Total operating expenses - gross	37,006	101,324	112,918	107,726	49,663
Aventis reimbursement	(6,090)	(43,292)	(55,891)	(28,451)	--

Total operating expenses - net	30,916	58,032	57,027	79,275	49,663

Gain on forgiveness of debt	1,297	11,495	--	--	--
Other income/(expense)	502	(147)	669	1,372	2,804

Loss before income taxes	(2,584)	(33,589)	(50,103)	(74,344)	(46,713)

Income tax benefit/(expense)	381	904	(6)	(184)	--

Net loss applicable to common shares	$(2,203)	$(32,685)	$(50,109)	$(74,528)	$(46,713)

Net loss per basic and diluted share	$(0.02)	$(0.41)	$(0.67)	$(1.05)	$(0.84)

Shares used in computing net loss per basic and diluted share	102,883	79,798	75,093	70,656	55,829

		As of December 31,
	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$21,282	$42,247	$82,929	$113,716	$54,086
Working capital	11,703	(4,269)	81,252	91,586	42,709
Total assets	27,386	50,532	114,675	136,419	60,630
Total stockholders' equity	15,697	1,752	12,254	46,703	48,310

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since its inception in February 1988, Genta has devoted its principal efforts toward drug discovery and research and development. Genta’s strategy is to build a product and technology portfolio primarily focused on its cancer-related products. Genta has been unprofitable to date and expects to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, preclinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to December 31, 2005, we have incurred a cumulative net loss of $358.2 million. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval from the U.S. Food and Drug Administration (“FDA”) for commercial sale in one or more indications. Achievement of profitability for the Company is dependent on the timing of Genasense® regulatory approvals in the U.S. and outside the U.S.

     The Company had $21.3 million of cash and cash equivalents and marketable securities on hand at December 31, 2005. The Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about Genta’s ability to continue as a going concern and as a result, Genta’s independent registered public accounting firm included an explanatory paragraph in its report on Genta’s consolidated financial statements for the year ended December 31, 2005 with respect to this uncertainty.

     In addition, on March 6, 2006, the Company executed definitive subscription agreements with institutional investors to issue and sell 19 million shares of our common stock at a price of $2.15 per share raising approximately $37.8 million, net of estimated fees and expenses. The closing of this financing is expected to close on or about March 13, 2006, subject to the satisfaction of customary closing condition. Assuming the completion of this financing, management believes that at the projected rate of spending, including building our sales and marketing team and capabilities, we should have sufficient cash funds to maintain our present operations into the first quarter of 2007.

     The Company has commenced discussions with several companies regarding partnership for the further development and global commercialization of Genasense®. Those discussions are currently ongoing.

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

     Our financial results in 2005 have been and will continue to be significantly affected by FDA action with respect to Genasense®. In late 2003, we filed our first NDA with the FDA for Genasense® as a treatment combined with chemotherapy for patients with advanced malignant melanoma. In May 2004, the application failed to gain a majority vote for marketing approval from ODAC. As a consequence, Genta withdrew the NDA, which allows the Company to potentially resubmit the application. However, we continued long-term follow-up of patients who were enrolled in the advanced malignant melanoma trial. On May 16, 2005, we announced updated data from our Phase 3 trial of Genasense® in patients with advance malignant melanoma at the American Society of Clinical Oncology meeting. The updated data continued to show statistical significance for overall response, complete response and progression free survival. Statistical significance was also achieved for durable response (P=0.02). We commissioned a new, independent review of the X-rays that documented the major responses, which confirmed the originally reported responses with high concordance. Overall survival by intent to treat analysis had improved from the time of the FDA filing but did not yield a statistically significant improvement at a significance level (i.e., P less than 0.05). The P value at the time of the FDA filing was 0.18, whereas the P value with the most recent analysis was 0.077. Our analysis also identified a statistically significant treatment interaction effect for blood levels of an enzyme known as LDH, which was one of three prospectively specified stratification factors in this trial. When this effect was analyzed by treatment arm, survival (and all other efficacy endpoints) was significantly superior for patients who had received Genasense® (P=0.018) who did not have an elevation in LDH at study entry (n=508).

     On January 3, 2006, the Company announced that it had completed an MAA to the EMEA, which seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 1, 2006, the Company announced that it had received notice from the EMEA that its MAA had been validated for review by the Agency, which signals the start of formal scientific assessment. As part of this process, Genta anticipates receiving scientific questions from EMEA in June 2006 and then expects to make a formal response thereafter.

     In December 2004, the Company presented results from its third randomized trial, which was conducted in patients with relapsed or refractory CLL. In this trial, 241 patients who had relapsed or had not responded to prior therapy were treated with standard chemotherapy using fludarabine and cyclophosphamide (“Flu/Cy”). After stratifying patients using conventional criteria, they were randomly assigned to receive Genasense or no additional treatment. Initial results showed that the trial achieved its primary endpoint: the proportion of patients who achieved a complete or nodular partial response (“CR/nPR”) was significantly improved with the addition of Genasense to Flu/Cy chemotherapy (17% vs. 7%; P=0.025). The response required independent confirmation by an external clinical reviewer who was blinded to treatment assignment and who reviewed clinical, laboratory and radiologic data. A second independent reviewer evaluated bone marrow biopsies. Agreement between the clinical and bone marrow reviews was required in order to determine response in this study.

     The CLL trial also showed that the duration of CR/nPR was significantly superior for patients treated with Genasense plus chemotherapy. To date, six of the eight patients (75%) who achieved CR/nPR with chemotherapy alone have relapsed compared with five of twenty patients (25%) in the Genasense® treatment group. The median duration of CR/nPR was 22 months in the chemotherapy-alone group; the median has not been reached in the Genasense® group (P=0.03). All CR/nPR responses have been “durable” (i.e., exceeding six months duration). Additional analysis showed that patients who achieved CR/nPR also experienced substantial clinical benefit, especially with respect to improvement of disease-related symptoms. Several secondary endpoints were not improved by the addition of Genasense. For example, no difference was observed in overall response rate (i.e., the percentage of patients who achieved CR/nPR plus partial response (“PR”), or in time-to-disease progression. Overall survival will be formally evaluated in mid-2006 after all patients have completed a minimum of two years of follow-up. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

     On December 28, 2005, the Company completed submission of an NDA to the FDA that seeks accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® has received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense has also been granted designation as an Orphan Drug by the FDA. On March 1, 2005, the Company announced that the NDA had been accepted for review by the FDA and set a target action date of October 28, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. Following its review of all the Company’s information concerning Genasense®, the FDA may refuse to approve altogether, or may ask for more data to be obtained, so that approval can be reconsidered. Either of these two decisions by the FDA would have a material adverse effect on our business. One of the requirements for Accelerated Approval is that the Company will be required to conduct a confirmatory trial. The Company has formulated a design for such a trial and has submitted a proposal to the FDA for review as a Special Protocol Assessment (“SPA”). The submitted proposal incorporated initial comments received from the FDA. Final comments on the submission are expected during the first half of 2006. Formal initiation of the trial will depend upon resolution of trial design issues with the FDA, among other factors. Although Fast Track designation, Orphan Drug designation and Accelerated Approval provisions are beneficial, we cannot assure you that the NDA will be approved. In particular, the FDA may not be satisfied that achievement of the primary endpoint used in the Company's recent clinical trial being an increased proportion of complete responses/nodular partial responses compared to patients treated with standard chemotherapy is sufficient basis for approval. Further, increased symptom-free time may not be considered to be sufficient demonstration of clinical benefit.

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

     In addition, the Company is conducting (under its own sponsorship or in conjunction with various cooperative groups) randomized trials in non-small cell lung cancer (“NSCLC”), small cell lung cancer (“SCLC”), acute myeloid leukemia (“AML”) and hormone refractory prostate cancer (“HRPC”). We are also conducting a number of non-randomized clinical trials in patients with various types of cancer, either under our own sponsorship or in collaboration with the National Cancer Institute (“NCI”).

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

     Results of Operations

		Summary Operating Results For the years ended December 31,
($ thousands)	2005	Increase (Decrease)	2004	Increase (Decrease)	2003

Revenues:
License fees and royalties	$5,241	$2,219	$3,022	$1,977	$1,045
Development funding	20,988	8,883	12,105	7,911	4,194
Product sales - net	356	868	(512)	(1,932)	1,420

Total revenues	26,585	11,970	14,615	7,956	6,659

Cost of goods sold	73	(97)	170	(234)	404
Provision for excess inventory	(21)	(1,371)	1,350	1,350	--

Total cost of goods sold	52	(1,468)	1,520	1,116	404

Operating expenses:
Research and development (including
non-cash compensation expense related to
certain stock options issued in 1999 and
2000 of $0, $158 and $209 for the twelve
months ended December 31, 2005, 2004 and 2003,
respectively )	20,902	(50,592)	71,494	(11,590)	83,084

Selling, general and administrative
(including non-cash compensation expense
related to certain stock options issued in
1999 and 2000 of $41, $62 and $227 for
the twelve months ended December 31, 2005,
2004 and 2003, respectively)	16,100	(12,476)	28,576	(1,255)	29,831

Loss on disposition of equipment	4	(1,250)	1,254	1,251	3

Total operating expenses - gross	37,006	(64,318)	101,324	(11,594)	112,918
Less: Aventis reimbursement	(6,090)	37,202	(43,292)	12,599	(55,891)

Total operating expenses - net	30,916	(27,116)	58,032	1,005	57,027
Gain on forgiveness of debt	1,297	(10,198)	11,495	11,495	--
Other income/(expense)	502	649	(147)	(816)	669

Loss before income taxes	(2,584)	31,005	(33,589)	16,514	(50,103)

Income tax benefit/(expense)	381	(523)	904	910	(6)

Net loss	$(2,203)	$30,482	$(32,685)	$17,424	$(50,109)

Total revenues

     Total revenues, consisting of license fees, development funding and product sales were $26.6 million in 2005 compared to $14.6 million in 2004 and $6.7 million in 2003. License fees and development funding revenues are generated by the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis in 2002 under the Collaborative Agreement (see Note 4 to our financial statements). On November 8, 2004, Aventis gave notice to Genta that it was terminating its Collaborative Agreement with the Company regarding the development and commercialization of Genasense®. Under the terms of the Collaborative Agreement, Aventis continued to fund ongoing development activities through May 8, 2005. The Company had previously determined that, due to the nature of the ongoing development work related to the Collaborative Agreement, the end of the development phase and the fair-value of the undelivered elements were not determinable. Accordingly, we deferred recognition of the initial licensing fee and up-front development funding received from Aventis and recognized these payments on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. As a result of the notice of termination of the Collaborative Agreement, the Company determined that the period over which the remaining deferred revenue should be recognized was through May 8, 2005. On November 9, 2004, we began to recognize the remaining deferred revenue over a six-month period, resulting in increased revenue of $11.1 million during 2005 and $9.9 million during 2004.

     In 2003, the Company launched the commercial product Ganite® for the treatment of cancer-related hypercalcemia that is resistant to hydration, generating $1.4 million in product sales. In 2004, the Company eliminated its sales force and significantly reduced its marketing support for Ganite®. In December 2004, a wholesaler contacted the Company to return a significant portion of its inventory of Ganite®. The Company agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. Our provision for sales returns increased by $1.2 million in 2004, resulting in net sales of ($0.5) million for 2004. Sales of Ganite® during 2005 were $0.4 million.

Cost of goods sold

     During 2004, we recorded provisions for excess Ganite® inventory of $1.4 million. Excluding the provision for excess inventory, cost of goods sold for 2005 decreased from the prior-year period, consistent with the decline in product sales.

Research and development expenses

     Research and development expenses before reimbursement were $20.9 million in 2005 compared to $71.5 million in 2004 and $83.1 million in 2003.

     Approximately $19.5 million or 93% of research and development expenses before reimbursement were incurred on the Genasense® project for the twelve months ended December 31, 2005. In the prior-year period, approximately $66.8 million or 93% of research and development expenses before reimbursement were incurred on the Genasense® project. Included in the $66.8 million was $33.0 million related to the expensing of vialed Genasense® product and Genasense® bulk drug substance, much of which had been originally produced and acquired to be commercial inventory and other expenses related to the manufacturing and purchase of Genasense® bulk drug substance. Research and development expenses in 2005 also declined due to our decision in May 2004 to reduce staff and reduce most non-Genasense® related programs as well as a lower level of activity on clinical trials. Of the $20.9 million in research and development expenses for the year ended December 31, 2005, $6.1 million were reimbursable pursuant to our Collaborative Agreement with Aventis. With the Aventis notice of termination, payments otherwise due to Genta were applied against the balance of the Line of Credit until it was repaid in May 2005 (see Note 10 to our Financial Statements).

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

Selling, general and administrative expenses

     Selling, general and administrative expenses were $16.1 million in 2005 compared to $28.6 million in 2004 and $29.8 million in 2003. Lower expenses in 2005 reflect the impact of the May 2004 elimination of the sales force, reduction of other administrative positions and substantial reduction of marketing support for Ganite®. In addition, during 2004, we recorded $1.0 million of legal expenses related to certain class action lawsuits (see Note 16 to our Financial Statements).

     In 2004, selling, general and administrative expenses decreased by $1.2 million compared to 2003 as a higher rate of spending in the first half of the year, in anticipation of approval and launch of Genasense®, was more than offset by the impact of the elimination of the sales force and other cost-cutting measures.

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

Aventis reimbursement

     A breakdown of the various third-party, drug supply costs and internal costs of scientific and technical personnel, (“Full-Time Equivalents” or “FTE’s”) that Aventis was required to reimburse under our Collaborative agreement with Aventis, follows:

Reimbursement to Genta	2005	2004	2003
Third-party costs	$2,917	$19,284	$34,073
Drug supply costs	1,807	20,061	16,326
FTE’s	1,513	5,833	7,228

Amount due to Genta	$6,237	$45,178	$57,627

Reimbursement to Aventis	147	1,886	1,736

Net reimbursement to Genta	$6,090	$43,292	$55,891

     Net expense reimbursement from Aventis of $6.1 million for 2005 declined from $43.3 million for 2004 due to the termination of the Collaborative Agreement in May 2005 and lower expenses incurred on the Genasense® project. In addition, in September 2004, the Company transferred $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis. This amount is included in Drug supply costs in the above table.

     Once Aventis provided notice of termination of the Collaborative Agreement, all payments otherwise due from Aventis were applied against the balance on the Line of Credit until the Line of Credit was repaid in May 2005.

     Net expense reimbursement from Aventis of $43.3 million for 2004 decreased from $55.9 million for 2003 primarily due to the greater activity and expenses in 2003 resulting from the NDA filing for Genasense®. Purchases of drug material were expensed as incurred and were not reimbursable pursuant to our Collaborative Agreement with Aventis until they were used in clinical trials.

     Reimbursement to Aventis consisted of our 25% share of third party costs incurred by Aventis and internal costs of Aventis’ scientific and technical personnel.

Gain on forgiveness of debt

     Gain on forgiveness of debt of $1.3 million in 2005 and $11.5 million in 2004 is the result of the termination of the Collaborative Agreement with sanofi-aventis. In 2005, pursuant to the terms of the Collaborative Agreement, $2.8 million of reimbursable costs accrued and owed to the Company by Aventis were applied against the Line of Credit with Aventis and the remaining balance of $1.3 million was forgiven. In 2004, under the terms of the Collaborative Agreement, Aventis forgave the $10.0 million of convertible debt issued to them in connection with the collaboration, along with $1.5 million in accrued interest, resulting in a gain on extinguishment of debt of $11.5 million.

Other income/(expense)

     Net other income of $0.5 million in 2005 favorably compared to net other expense of $0.1 million for the prior year. This was the result of lower interest expense, due to the Company having no debt since May 2005, partially offset by lower interest income, resulting from lower investment balances. Net other expense of $0.1 million in 2004 unfavorably compared to net other income of $0.7 million in 2003, primarily due to lower average investment balances throughout 2004 as compared to 2003.

Income tax benefit/(expense)

     New Jersey has enacted legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. The Company sold portions of its New Jersey net operating losses in both 2005 and 2004 and received a payment of $0.9 million in each year that is recognized as income tax benefit. In 2005, the benefit was offset by $0.5 million of an accrued income tax expense that has arisen from a State of New Jersey tax audit for the years 2000 through 2004. The State has taken the position that amounts reimbursed to the Company by Aventis for co-development expenditures during the audit period are subject to New Jersey’s Alternative Minimum Assessment. Although the Company and its outside tax accountants believe the State’s position is unjustified, there is little case law on the matter and it is probable that the Company will be required to pay the liability in 2006.

     If still available under New Jersey law, the Company will attempt to sell its tax loss carryforwards in 2006. We cannot be assured that the New Jersey program will continue in 2006, nor can we estimate what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money will be received in connection with the sale, or if the Company will be able to find a buyer for its tax benefits.

Net loss

     Genta incurred a net loss of $2.2 million, or $0.02 per share, for 2005, $32.7 million, or $0.41 per share, for 2004 and $50.1 million, or $0.67 per share, for 2003.

     In 2005, the improvement in net loss and per share net loss to common shareholders was primarily due to accelerated recognition through May 2005 of the initial licensing fee and up-front development funding previously received from Aventis, lower research and development expenses, lower selling, general and administrative expenses, along with a gain on forgiveness of debt.

     In 2004, the improvement in net loss and per share net loss to common shareholders was primarily due to accelerated recognition of the initial licensing fee and up-front development funding previously received from Aventis starting in the month of November and a gain on forgiveness of debt.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No.123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. In April 2005, the Securities and Exchange Commission approved a ruling that delayed the effective date of SFAS 123(R) for annual rather than interim periods that begin after June 15, 2005. Under the new standard, all share-based payments to employees, including grants of employee stock options will now be recognized in the income statement based on their fair values, as pro-forma disclosure is no longer an alternative. The amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123(R) permits entities to continue to use such a model; the standard also permits the use of a more complex binomial, or lattice model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.

     For the years ended December 31, 2005, 2004 and 2003, we accounted for share-based compensation arrangements in accordance with APB No. 25, and complied with the disclosure provisions of SFAS 123. SFAS 123(R) requires all public entities that used the fair-value method for either recognition or disclosure under SFAS 123 to apply the “modified prospective transition method” as of the required effective date. As a result, we adopted the provisions of SFAS 123(R) using this method, effective January 1, 2006. Under the modified prospective method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated. The adoption of SFAS 123(R) is anticipated to increase our reported net loss and loss per share.

     Management forecasts that the impact of adopting SFAS 123(R) for the twelve months ending December 31, 2006 will be between $2.0 million and $3.0 million, taking into account options granted in January 2006. This forecast is based on the Black-Scholes option-pricing model and includes estimates on the additional number of options to be granted during 2006, the price of our stock at the time of grants, the volatility of our stock price and the expected forfeiture rates. As such, our actual stock option expense may differ from this estimate.

Critical Accounting Policies

     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. The Company believes that the following represent its critical accounting policies:

o	Revenue recognition. Our policy is to recognize revenues under license arrangements when delivery has occurred or services have been rendered, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. Royalties are recognized when earned. Consistent with Staff Accounting Bulletin No. 104 Revenue Recognition, initial funding of ongoing development received from Aventis, after the achievement of certain research and development milestones were being recognized on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. On November 8, 2004 we received from Aventis notice of termination of the agreements between Genta and Aventis, with an effective termination date of May 8, 2005. Accordingly, we started recognizing the remaining balance of the initial funding on a straight-line basis over the time period from November 9, 2004 through May 8, 2005 (see Note 9 to our financial statements).

     Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and we are reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. We allow return of our product for up to twelve months after product expiration. In December 2004, a wholesaler contacted the Company to return a significant portion of its inventory of Ganite®. The Company agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. Our provision for sales returns increased by $1.2 million in 2004. In January 2005, the wholesaler returned $0.5 million of Ganite®. At December 31, 2005, the Company’s remaining provision for sales returns was $0.8 million.

o	Research and development costs. All such costs are expensed as incurred, including raw material costs required to manufacture drugs for clinical trials. Reimbursements for applicable Genasense® related costs under the Collaborative Agreement, have been recorded as a reduction to expense in the Consolidated Statements of Operations (see Note 4 to our financial statements).

Liquidity and Capital Resources

     At December 31, 2005, we had cash, cash equivalents and marketable securities totaling $21.3 million, a decline of $20.9 million from $42.2 million at December 31, 2004. During 2005, cash flow used in operating activities was $37.0 million compared with $61.0 million in 2004. This decline reflects our smaller organization, focus on Genasense® and lower level of activity on clinical trials.

     At December 31, 2005, Genta had no outstanding short-term debt compared with the outstanding balance of $7.3 million on the Line of Credit with Aventis as of December 31, 2004.

     The Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about Genta’s ability to continue as a going concern and as a result, Genta’s independent registered public accounting firm included an explanatory paragraph in its report on Genta’s consolidated financial statements for the year ended December 31, 2005 with respect to this uncertainty.

     In addition, on March 6, 2006, the Company executed definitive subscription agreements with institutional investors to issue and sell 19 million shares of our common stock at a price of $2.15 per share raising approximately $37.8 million, net of estimated fees and expenses. Assuming the completion of this financing, management believes that at the projected rate of spending, including building our sales and marketing team and capabilities, we should have sufficient cash funds to maintain our present operations into the first quarter of 2007. The closing of this financing is expected to close on or about March 13, 2006, subject to the satisfaction of customary closing conditions.

     The Company commenced discussions with several companies regarding partnership for the further development and global commercialization of Genasense®. Those discussions are currently ongoing.

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

     At December 31, 2004, we had cash, cash equivalents and marketable securities totaling $42.2 million, a decline of $40.7 million from $82.9 million at December 31, 2003. During 2004, cash flow used in operating activities was $61.2 million, primarily resulting from a net loss of $32.7 million and non-cash reimbursements of research and development expenses of $27.3 million. Partially offsetting this outflow, in December 2004, we raised $21.6 million, net of issuance costs, from the issuance of common stock.

     At December 31, 2004, the Company had $7.3 million outstanding (compared to $35.0 million as of December 31, 2003) on the Line of Credit from Aventis. During 2004, as a result of certain non-cash transactions, the Company reduced amounts owed under the Line of Credit by $27.7 million. As a result of Aventis’ purchase commitments to Genta, in September we supplied $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis. This amount is included in the Company’s Consolidated Statement of Operations as Aventis reimbursement. The companies agreed to offset amounts owed under the Line of Credit by $14.8 million and accrued interest on the Line of Credit by $0.7 million. With the Aventis notice of termination, Genta could not borrow additional funds and the Line of Credit had to be repaid no later than May 8, 2005. All payments otherwise due to Genta were applied against the balance on the Line of Credit until the Line of Credit was repaid. In 2004, $12.9 million of reimbursement due to Genta was applied to the balance of the Line of Credit.

     At December 31, 2003, cash, cash equivalents and marketable securities totaling $82.9 million declined $30.8 million from $113.7 million at December 31, 2002. During 2003, cash flow used in operating activities was $64.4 million, primarily resulting from a net loss of $50.1 million and lower accounts payable and accrued expenses of $17.4 million. Partially offsetting this outflow were borrowings under the Line of Credit from Aventis of $35.0 million.

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

Contractual Obligations

     Future contractual obligations at December 31, 2005 are as follows ($ thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations	$11,056	$2,711	$5,339	$3,005	--

Total	$11,056	$2,711	$5,339	$3,005	--

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

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

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

     Genta’s primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of December 31, 2005. Therefore there will be no ongoing exposure to material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 8. Financial Statements and Supplemental Data

Genta Incorporated
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genta Incorporated:

     We have audited the accompanying consolidated balance sheets of Genta Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genta Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2006

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)
	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$9,314	$36,489
Marketable securities (Note 3)	11,968	5,758
Accounts receivable - net	59	--
Inventory (Note 5)	396	354
Prepaid expenses and other current assets	1,655	1,910

Total current assets	23,392	44,511
Property and equipment, net (Note 6)	1,077	2,847
Intangibles, net	--	286
Prepaid royalties (Note 7)	1,268	1,268
Other assets	1,649	1,620

Total assets	$27,386	$50,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 8)	$10,960	$14,424
Deferred revenues (Note 9)	--	26,228
Notes payable	729	816
Short term debt (Note 10)	--	7,312

Total current liabilities	11,689	48,780

Commitments and contingencies (Note 16)

Stockholders' equity (Note 13):
Preferred stock, 5,000 shares authorized	--	--
Series A convertible preferred stock, $.001 par value;
10 shares issued and outstanding, liquidation value of $485
at December 31, 2005 and December 31, 2004, respectively	--	--
Series G participating cumulative preferred stock, $.001 par value;
0 shares issued and outstanding at December 31, 2005
and December 31, 2004, respectively	--	--
Common stock, $.001 par value; 150,000 shares authorized,
114,550 and 95,358 shares issued and outstanding at December 31, 2005
and December 31, 2004, respectively	115	95
Additional paid-in capital	373,709	357,714
Accumulated deficit	(358,187)	(355,984)
Deferred compensation	--	(41)
Accumulated other comprehensive income/(loss)	60	(32)

Total stockholders' equity	15,697	1,752

Total liabilities and stockholders' equity	$27,386	$50,532

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Revenues:
License fees and royalties (Note 9)	$5,241	$3,022	$1,045
Development funding (Note 9)	20,988	12,105	4,194
Product sales - net	356	(512)	1,420

Total revenues	26,585	14,615	6,659

Cost of goods sold	73	170	404
Provision for excess inventory	(21)	1,350	--

Total cost of goods sold	52	1,520	404

Operating expenses:
Research and development (including non-cash compensation expense related to certain stock options issued in 1999 and 2000
of $158 and $209 for the years ended December 31, 2004 and
2003, respectively)	20,902	71,494	83,084
Selling, general and administrative (including non-cash compensation expense related to certain stock options issued in 1999 and 2000
of $41, $62 and $227 for the years ended December 31, 2005,
2004 and 2003, respectively)	16,100	28,576	29,831
Loss on disposition of property and equipment	4	1,254	3

Total operating expenses - gross	37,006	101,324	112,918
Aventis reimbursement (Note 4)	(6,090)	(43,292)	(55,891)

Total operating expenses - net	30,916	58,032	57,027

Gain on forgiveness of debt (Note 10)	1,297	11,495	--
Other income/(expense)	502	(147)	669

Loss before income taxes	(2,584)	(33,589)	(50,103)
Income tax benefit/(expense) (Note 11)	381	904	(6)

Net loss	$(2,203)	$(32,685)	$(50,109)

Net loss per basic and diluted share	$(0.02)	$(0.41)	$(0.67)

Shares used in computing net loss per
basic and diluted share	102,883	79,798	75,093

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	Convertible									Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional			Other	Total
							Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Equity

Balance at January 1, 2003	261	--	74,168	$74	(393)	$(2,506)	$322,997	$(273,190)	$(697)	$25	$46,703
Comprehensive loss:

Net Loss	--	--	--	--	--	--	--	(50,109)	--	--	(50,109)
Unrealized investment loss	--	--	--	--	--	--	--	--	--	--	--
Total comprehensive loss	--	--	--	--	--	--	--	--	--	--	(50,109)

Issuance of common stock
in connection with exercise
of warrants and stock options	--	--	1,172	1	--	--	2,542	--	--	--	2,543

Purchase of treasury stock	--	--	--	--	(51)	(303)	--	--	--	--	(303)

Retirement of treasury stock	--	--	(444)	--	444	2,809	(2,809)	--	--	--	--

Issuance of common stock
in connection with
acquisition of
Salus Therapeutics, Inc	--	--	1,031	1	--	--	12,983	--	--	--	12,984

Compensation expense related to certain
stock options issued in 1999 and 2000	--	--	--	--	--	--	--	--	436	--	436

Balance at December 31, 2003	261	$--	75,927	$76	--	$--	$335,713	$(323,299)	$(261)	$25	$12,254

Comprehensive loss:
Net Loss	--	--	--	--	--	--	--	(32,685)	--	--	(32,685)
Unrealized investment loss	--	--	--	--	--	--	--	--	--	(57)	(57)
Total comprehensive loss	--	--	--	--	--	--	--	--	--		(32,742)

Issuance of common stock
in connection with Series A conversion	(251)	--	1,855	2	--	--	(2)	--	--	--	--

Issuance of common stock
in connection with exercise
of warrants and stock options	--	--	2,576	2	--	--	478	--	--	--	480

Issuance of common stock
in connection with direct placement, net
of issuance costs of $960	--	--	15,000	15	--	--	21,525	--	--	--	21,540

Compensation expense related to certain
stock options issued in 1999 and 2000	--	--	--	--	--	--	--	--	220	--	220

Balance at December 31, 2004	10	$--	95,358	$95	--	$--	$357,714	$(355,984)	$(41)	$(32)	$1,752

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	Convertible									Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional			Other	Total
							Paid-in	Accumulated	Deferred	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Equity

Comprehensive loss:
Net Loss	--	--	--	--	--	--	--	(2,203)	--	--	(2,203)
Unrealized investment income (loss)	--	--	--	--	--	--	--	--	--	92	92

Total comprehensive loss	--	--	--	--	--	--	--	--	--	--	(2,111)

Issuance of common stock , net of
issuance costs of $1,521	--	--	19,060	20	--	--	15,995	--	--	--	16,015

Other conversions	--	--	132	--	--	--	--	--	--	--	--

Compensation expense related to certain
stock options issued in 1999 and 2000	--	--	--	--	--	--	--	--	41	--	41

Balance at December 31, 2005	10	$--	114,550	$115	--	$--	$373,709	$(358,187)	$--	$60	$15,697

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2005	2004	2003
Operating activities:
Net loss	$(2,203)	$(32,685)	$(50,109)
Items reflected in net loss not requiring cash:
Depreciation and amortization	2,074	3,003	2,383
Loss on disposition of property and equipment	4	1,254	3
Non-cash reimbursement of research & development expense (Note 4 and Note 10)	(6,090)	(27,328)	--
Amortization of deferred revenues (Note 9)	(26,228)	(15,127)	(5,237)
Provision for sales returns	--	1,291	30
Provision for excess inventory	(21)	1,350	--
Gain on forgiveness of debt (Note 10)	(1,297)	(11,495)	--
Write-off of acquired in-process research and development (Note 2)	--	--	13,465
Compensation expense related to certain stock options issued in 1999 and 2000 (Note 14)	41	220	436
Changes in operating assets and liabilities, net of effects of acquisition of Salus Therapeutics, Inc in 2003:
Accounts receivable	(59)	15,509	(2,131)
Inventory (Note 5)	(21)	(1,185)	(518)
Notes receivable	--	3,542	(3,542)
Prepaid expenses and other current assets	255	574	(817)
Accounts payable and accrued expenses	(3,389)	58	(17,404)
Other assets	(29)	(12)	(7)

Net cash used in operating activities	(36,963)	(61,031)	(63,448)

Investing activities:
Purchase of marketable securities (Note 3)	(21,839)	(7,281)	(107,350)
Maturities and sales of marketable securities (Note 3)	15,721	59,241	130,590
Deposits to restricted cash account	--	(294)	(1,029)
Redemptions of restricted cash account	--	165	64
Purchase of property and equipment	(56)	(1,767)	(3,293)
Proceeds from sale of equipment	34	157	--
Cash paid for acquisition of Salus, net of cash acquired (Note 2)	--	--	(579)

Net cash (used in) provided by investing activities	(6,140)	50,221	18,403

Financing activities:
Issuance of common stock, net (Note 13)	16,015	21,598	--
Borrowings under long term debt	--	--	35,000
Borrowings under note payable	1,233	1,431	998
Repayments of note payable	(1,320)	(1,363)	(740)
Purchase of treasury stock	--	--	(303)
Issuance of common stock upon exercise of warrants and options (Note 13 & 14)	--	480	2,543

Net cash provided by financing activities	15,928	22,146	37,498

Decrease (increase) in cash and cash equivalents	(27,175)	11,336	(7,547)
Cash and cash equivalents at beginning of year	36,489	25,153	32,700

Cash and cash equivalents at end of year	$9,314	$36,489	$25,153

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2005, 2004 and 2003

1. Organization and Business

     Genta Incorporated (“Genta” or the “Company”) is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

     The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval from the U.S. Food and Drug Administration (“FDA”) for commercial sale in one or more indications. Achievement of profitability for the Company is dependent on the timing of Genasense® regulatory approvals in the U.S. and outside the U.S. Any adverse events with respect to FDA and/or EMEA approvals could negatively impact our ability to obtain additional funding or identify potential partners.

     The Company had $21.3 million of cash, cash equivalents and marketable securities on hand at December 31, 2005.

     The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On March 6, 2006, the Company executed definitive subscription agreements with institutional investors to issue and sell 19 million shares of the Company’s common stock at a price of $2.15 per share, raising approximately $37.8 million, net of estimated fees and expenses. The closing of this financing is expected to close on or about March 13, 2006, subject to the satisfaction of customary closing condition.

     The Company commenced discussions with several companies regarding partnership for the further development and global commercialization of Genasense®. Those discussions are currently ongoing.

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

     2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2005 have been considered in preparing the consolidated financial statements. Such financial statements include the accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. Certain reclassifications have been made to prior-year amounts to conform to current-year presentation.

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

     Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and the Company is reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company allows return of its product for up to twelve months after product expiration. In December 2004, a wholesaler contacted the Company to return a significant portion of its inventory of Ganite®. The Company agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. Our provision for sales returns increased by $1.2 million in 2004. In January 2005, the wholesaler returned $0.5 million of Ganite®. At December 31, 2005, the Company’s remaining provision for sales returns was $0.8 million.

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

     Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income and other matters in making this assessment. The Company reviewed its deferred tax assets and at both December 31, 2005 and December 31, 2004, recorded a valuation allowance to reduce these assets to zero to reflect that, more likely than not, they will not be realized.

Stock Options

     The Company has two stock-based compensation plans (Note 14). The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company is amortizing deferred stock compensation using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, over the vesting period of each respective option, which is generally four years.

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

	Years Ended December 31,
($ thousands, except per share data)	2005	2004	2003

Net loss applicable to common shares, as reported	$(2,203)	$(32,685)	$(50,109)
Add: Equity related employee compensation expense related to certain stock options issued in 1999 and 2000 included in
reported net income, net of related tax effects	41	220	436
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(6,206)	(7,236)	(7,644)

Pro forma net loss	$(8,368)	$(39,701)	$(57,317)

Net loss per share attributable to common shareholders:
As reported: Basic and diluted	$(0.02)	$(0.41)	$(0.67)
Pro forma: Basic and diluted	$(0.08)	$(0.50)	$(0.76)

     The fair value of options was estimated at the date of the grant using the Black-Scholes option-valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.4%	3.5%	3.3%
Dividend yield	--	--	--
Expected life (years)	6.3	4.0	4.0
Volatility	116%	98%	58%

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No.123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95. In April 2005, the Securities Exchange Commission approved a ruling that delayed the effective date of SFAS 123(R) for annual rather than interim periods that begin after June 15, 2005. Under the new standard, all share-based payments to employees, including grants of employee stock options will now be recognized in the income statement based on their fair values, as pro-forma disclosure is no longer an alternative. The amount of compensation cost will be measured based on the grant-date fair value of the equity instrument issued. The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123(R) permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or lattice model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.

      For the years ended December 31, 2005, 2004 and 2003, the Company accounted for share-based compensation arrangements in accordance with APB No. 25, and complied with the disclosure provisions of SFAS 123. SFAS 123(R) requires all public entities that used the fair-value method for either recognition or disclosure under SFAS 123 to apply the “modified prospective transition method” as of the required effective date. As a result, the Company adopted the provisions of SFAS 123(R) using this method, effective January 1, 2006. Under the modified prospective method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated. The adoption of SFAS 123(R) is anticipated to increase the Company’s reported net loss and loss per share.

     Net Loss Per Common Share

     Net loss per common share for the twelve months ended December 31, 2005, 2004 and 2003, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities, including options, warrants and convertible preferred stock, aggregating 11.0 million, 11.4 million and 18.0 million in 2005, 2004 and 2003, respectively, have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive.

3. Marketable Securities

     The carrying amounts of the Company’s marketable securities, which primarily consist of government securities, approximate fair value due to the short-term nature of these instruments. The fair value of marketable securities is as follows ($ thousands):

	December 31,
	2005	2004

Cost	$11,908	$5,790
Gross unrealized gains	60	10
Gross unrealized losses	--	(42)

Fair value	$11,968	$5,758

     The fair value of each marketable security has been compared to its cost and therefore, an unrealized gain of approximately $60 thousand and a net unrealized loss of approximately $32 thousand has been recognized in Accumulated other comprehensive income/(loss) at December 31, 2005 and December 31, 2004, respectively.

4. Collaborative Agreement

     In April 2002, we entered into a series of agreements with Aventis regarding the development and commercialization of Genasense®. On November 8, 2004, the Company received from Aventis notice of termination of the agreements between Genta and Aventis. On May 10, 2005, the Company announced that Genta and Aventis had signed an agreement to finalize the termination of their development and commercialization collaboration for Genasense®. The termination agreement provided for no future financial obligations by either party and the retirement of the Line of Credit established by Aventis to Genta. Aventis returned its current inventory of Genasense® drug supply to Genta. In addition, Genta assumed responsibility for the randomized clinical trial of Genasense® in combination with docetaxel (Taxotere®; sanofi-aventis) in patients with hormone-refractory prostate cancer, which is currently ongoing in Europe. Among other provisions, the Standstill and Voting Agreement and Registration Rights Agreement that were established pursuant to the Aventis investment in Genta common stock in 2002 did not terminate at that time.

     Under the Collaborative Agreement Aventis paid 75% of the U.S. NDA-directed development costs incurred by either Genta or Aventis and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere through May 10, 2005. An analysis of expenses reimbursed under the Collaborative Agreement follows ($ thousands):

	Twelve Months Ended December 31,

	2005	2004	2003

Research and development expenses, gross	$20,902	$71,494	$83,084
Less expense reimbursement	(6,090)	(43,292)	(55,891)

Research and development expenses, net	$14,812	$28,202	$27,193

5. Inventory

     Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	December 31,
	2005	2004

Raw materials	$191	$333
Work in process	--	--
Finished goods	205	21

	$396	$354

     On May 10, 2005, the Company announced that Genta and Aventis had signed an agreement to finalize the termination of their development and commercialization collaboration for Genasense®. The termination agreement provided for no future financial obligations by either party and Aventis returned its current inventory of Genasense® drug supply to Genta. With this returned drug supply, the Company has substantial quantities of Genasense® which are recorded at no cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

6. Property and Equipment, Net

     Property and equipment is comprised of the following ($ thousands):

	Estimated	December 31,
	Useful Lives	2005	2004

Computer equipment	3	$2,871	$2,860
Software	3	3,349	3,349
Furniture and fixtures	5	936	936
Leasehold improvements	Life of lease	410	443
Equipment	5	182	166

		7,748	7,754
Less accumulated depreciation and amortization		(6,671)	(4,907)

		$1,077	$2,847

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

8. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses is comprised of the following ($ thousands):

	December 31,
	2005	2004

Accounts payable	$4,665	$5,683
Accrued compensation	1,467	1,957
Reserve for sales returns	765	1,261
Other accrued expenses	4,063	5,523

	$10,960	$14,424

9. Deferred Revenues

     As of December 31, 2004, the Company had recorded $26.2 million, net of amortization in deferred revenues relating to the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis under the Collaborative Agreement. On November 8, 2004, Aventis gave notice to Genta that it was terminating the Collaborative Agreement. Under the terms of the agreement, Aventis continued to fund ongoing development activities through May 8, 2005. As a result of the notice of termination of the agreements with Aventis, the Company determined that the period over which the remaining deferred revenue should be recognized was through May 8, 2005.

10. Short Term Debt

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

11. Income Taxes

     Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 and related valuation reserves are presented below ($ thousands):

	December 31,
	2005	2004

Deferred tax assets:
Deferred compensation	$772	$754
Net operating loss carryforwards	106,898	74,138
Research and development credit and Orphan Drug credit carryforwards	34,384	96,009
Purchased technology and license fees	4,850	4,850
Depreciation, net	304	--
Deferred revenue - current	--	11,540
New Jersey Alternative Minimum Assessment (AMA) Tax	738	182
New Jersey research and development credits	4,707	7,558
Provision for excess inventory	717	2,656
Reserve for product returns	337	568
Accrued liabilities	1,465	--
Other, net	231	266

Total deferred tax assets	155,403	198,521
Valuation allowance for deferred tax assets	(155,403)	(198,505)

Net deferred tax assets	--	16

Deferred tax liabilities:
Depreciation, net	--	(16)

Net deferred tax liabilities	$--	$--

     A full valuation allowance has been provided at December 31, 2005 and 2004, respectively, to reserve for deferred tax assets, as it appears more likely than not that net deferred tax assets will not be realized. During 2005, the Company reviewed its historical calculation for its Orphan Drug credit. Due to ambiguities in the tax regulations relating to items included in the calculation, the Company has revised the amount of Orphan Drug credit, resulting in a reduction of $61.0 million in the amount of Orphan Drug credit available for carryforward and also resulting in an increase of $21.3 million in the amount of deferred tax assets generated by available net operating loss carryforwards.

     New Jersey has enacted legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. The Company sold portions of its New Jersey net operating losses in both 2005 and 2004 and received a payment of $0.9 million in each year that is recognized as income tax benefit. In 2005 the benefit was offset by $0.5 million of an accrued income tax expense that has arisen from a State of New Jersey tax audit for the years 2000 thru 2004. The State has taken the position that amounts reimbursed to the Company by Aventis for co-development expenditures during the audit period are subject to New Jersey’s Alternative Minimum Assessment. Although the Company and its outside tax accountants believe the State’s position is unjustified, there is little case law on the matter and it is probable that the Company will be required to pay the liability in 2006.

     If still available under New Jersey law, the Company will attempt to sell its tax loss carryforwards in 2006. We cannot be assured that the New Jersey program will continue in 2006, nor can we estimate what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money will be received in connection with the sale, or if the Company will be able to find a buyer for its tax benefits.

     At December 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $256.9 million and $188.8 million, respectively. The federal tax loss carryforward began expiring in 2003. The Company also has Research and development credits and Orphan Drug credits totaling $34.4 million, which began expiring in 2003.

12. Operating Leases

     At December 31, 2005 and December 31, 2004, the Company maintained $1.6 million in restricted cash balances, included in Other assets, with financial institutions related to lease obligations on its corporate facilities. Such restricted cash balances collateralize letters of credit issued by the financial institutions in favor of the Company’s landlord with respect to corporate facilities.

     Future minimum obligations under operating leases at December 31, 2005 are as follows ($ thousands):

Operating Leases

2006	$2,711
2007	2,724
2008	2,615
2009	2,576
2010	429
Thereafter	--

$11,055

     Annual rent expense incurred by the Company in 2005, 2004 and 2003 was $2.4 million, $2.5 million and $2.2 million, respectively.

13. Stockholders’ Equity

     Common Stock

     In March 2004, the Board of Directors approved an amendment to increase the number of shares of authorized common stock to 150.0 million shares from 120.0 million shares. In June 2004, shareholders approved this amendment at the Annual Meeting of Stockholders.

     In December 2004, the Company issued 15.0 million shares of its common stock through a direct placement with two institutions and received net proceeds of approximately $21.6 million.

     In August 2005, the Company issued 19.1 million shares of its common stock and received net proceeds of approximately $16.0 million.

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

      Series A Preferred Stock

     Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of December 31, 2005 and 2004, each share of Series A Preferred Stock was convertible into 9.8067 and 8.4274 shares of common stock, respectively. At December 31, 2005 and December 31, 2004, the Company had 9,700 shares of Series A Convertible Preferred Stock issued and outstanding.

     In the event of a liquidation of the Company, the holders of the Series A Preferred Stock are entitled to a liquidation preference equal to $50 per share, or $0.5 million at December 31, 2005.

     Series G Preferred Stock

     The Company has authorized 5.0 million shares of preferred stock of which 2.0 million shares has been designated Series G Participating Cumulative Preferred.

     Warrants

     Summary information with respect to outstanding common stock warrants at December 31, 2005 is presented below:

Outstanding Warrants	Exercise Price	Potential Warrant Exercise Proceeds	Common Equivalents	Expiration Date

June 1997	$ 0.86	$22,320	25,954	December 2007
August 1999 Androgenics	$ 1.25	100,000	80,000	August 2006
December 1999	$2.67-$4.08	602,724	190,306	June 2007

		$725,044	296,260

     In June 1997, in connection with a private equity placement, a series of warrants were issued. The remaining outstanding warrants are exercisable and can be converted into approximately 26 thousand common shares.

     In August 1999, the Company acquired Androgenics Technologies, Inc. (“Androgenics”) and as part of that acquisition, issued a series of warrants. The outstanding warrants that are exercisable can be converted into 80 thousand common shares.

     In December 1999, in connection with a private equity placement, a series of warrants were issued. The remaining outstanding warrants are exercisable and can be converted into a total of approximately 190 thousand common shares.

     Common Stock Reserved

     At December 31, 2005, the Company had 114.5 million shares of common stock outstanding, 11.0 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 5.1 million additional shares of common stock authorized for issuance and remaining to be granted under the Company’s stock option plans.

14. Employee Benefit Plans

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

     During 1999 and 2000, the Company granted to certain key employees, 6,188,250 and 325,000 options, respectively. Such options were granted with exercise prices below the market value of the Company’s common stock on the date of the grant. Accordingly, the Company recorded deferred compensation of $2.0 million and $0.1 million in 1999 and 2000 attributable to the intrinsic value of these options and amortized $0.2 million as non-cash equity related compensation expense in 2004 and 2003.

     In 2001, the Company granted options to purchase common stock to members of Genta’s Scientific Advisory Board, for which the Company recorded a total of $0.7 million in deferred compensation, of which $0.2 million was amortized as non-cash equity related compensation expense in 2003.

     The Company’s employees were granted 1,484,300, 1,442,000 and 2,468,300 stock options with exercise prices equal to the fair value on the date of grant in 2005, 2004 and 2003, respectively. Summary information with respect to the Company’s 1998 Stock Plan is as follows:

1998 Plan	Shares Under Option	Weighted Average Exercise Price Per Share

Balance at December 31, 2002	8,499,612	$4.89
Granted	2,468,300	9.85
Exercised	(834,400)	1.87
Canceled	(262,425)	10.75

Balance at December 31, 2003	9,871,087	$6.23
Granted	1,442,000	7.56
Exercised	(79,775)	2.76
Canceled	(1,239,492)	9.97

Balance at December 31, 2004	9,993,820	$5.99
Granted	1,484,300	1.36
Exercised	--	--
Canceled	(2,059,808)	7.00

Balance at December 31, 2005	9,418,312	$5.04

     At December 31, 2005, options to purchase 6,366,798 shares of common stock were exercisable at a weighted average exercise price of approximately $4.23 per share and 4,446,831 shares of common stock were available for grant or sale under the Plan.

      1998 Non-Employee Directors’ Plan

     Pursuant to the Company’s Non-Employee Directors’ 1998 Stock Plan as amended, (the “Directors’ Plan”) 3.8 million shares have been provided for the grant of stock options to non-employee members of the Board of Directors. Options under the Directors’ Plan have a term of up to ten years and must be granted at not less than the fair market value on the date of grant. As amended and approved, each director is granted 24,000 options upon election to the Board of Directors. Each option granted shall become exercisable over a three-year period. In addition, annually, each director receives 20,000 options at the first Board of Directors meeting they attend. Each option granted shall become exercisable in full on the date of grant.

     In June 2004, the stockholders approved an amendment to the 1998 Directors’ Plan at the Annual Meeting of Stockholders, whereby the Lead Director and Non-Employee Chairperson of a Committee of the Board of Directors are granted an annual option to purchase 5,000 shares of common stock. Each option granted is exercisable in full on the date of grant.

     The Company’s directors were granted stock options to purchase a total of 193,000, 160,000 and 184,000 shares of common stock in 2005, 2004 and 2003, respectively, with an exercise price equal to the fair market value of the common stock on the date of grant.

     Summary information with respect to the Company’s 1998 Directors’ Plan is as follows:

1998 Directors’ Plan	Shares Under Option	Weighted Average Exercise Price Per Share

Balance at December 31, 2002	864,336	$7.41
Granted	184,000	7.98
Exercised	(100,000)	8.66
Canceled	(20,000)	13.66

Balance at December 31, 2003	928,336	$7.26
Granted	160,000	8.16
Exercised	(4,500)	6.86
Canceled	(59,500)	10.33

Balance at December 31, 2004	1,024,336	$7.17
Granted	193,000	1.15
Exercised	--	--
Canceled	(59,000)	5.25

Balance at December 31, 2005	1,158,336	$6.26

     At December 31, 2005, options granted under the Directors’ Plan to purchase 1,110,335 shares of common stock were exercisable at a weighted average exercise price of approximately $6.48 per share and 688,877 shares of common stock were available for grant or sale under the Directors’ Plan.

     In 2005, a combined total of 1,677,300 options were granted pursuant to the 1998 Plan and the 1998 Directors Plan at fair market value with a weighted average grant date fair value of $1.33 per share. In 2004, a combined total of 1,602,000 options were granted pursuant to the 1998 Plan and 1998 Directors Plan at fair market value with a weighted average grant date fair value of $7.62 per share. In 2003, a combined total of 2,656,300 options were granted pursuant to the 1998 Plan and 1998 Directors Plan at fair market value with a weighted average grant date fair value of $9.72 per share. No options were granted below fair market value in 2005, 2004 or 2003.

     An analysis of all options outstanding as of December 31, 2005 is presented below:

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$0.90 - $2.88	6,490,362	5.0	$2.37	5,288,112	$2.58
$5.63 - $7.97	1,452,332	5.9	$7.17	1,156,857	$7.14
$8.02 - $9.92	1,182,351	7.0	$9.67	170,175	$8.57
$10.00 - $12.78	928,400	7.6	$11.00	368,525	$10.58
$13.02 - $18.25	523,203	6.1	$13.92	493,464	$13.95

	10,576,648	5.6	$5.17	7,477,133	$4.56

     Employee Savings Plan

     In January 2001, the Company initiated sponsorship of the Genta Incorporated Savings and Retirement Plan, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company’s matching contribution to the Plan was $0.4 million, $0.7 million and $0.6 million for 2005, 2004 and 2003, respectively.

15. Comprehensive Loss

     An analysis of comprehensive loss is presented below:

	Years Ended December 31,

($ in thousands)	2005	2004

Net loss	$(2,203)	$(32,685)
Change in market value on available-for-sale
marketable securities	60	(32)

Total comprehensive loss	$(2,143)	$(32,717)

16. Commitments and Contingencies

     Litigation and Potential Claims

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. The parties have agreed to nonbinding mediation, which is expected to begin in March 2006.

      In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action. The Federal derivative plaintiffs have not yet filed a consolidated amended complaint asserting their claims. Instead, the Federal shareholder derivative action has been stayed, pending developments in the Federal securities action.

     Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs' derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs' failure to state a cause of action. Plaintiffs served a motion for reconsideration on February 27, 2006.

     The Company believes these litigations are without merit and will continue to vigorously defend against these suits.

Contractual Obligations

     Future contractual obligations at December 31, 2005 are as follows ($ thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations	$11,055	$2,711	$5,339	$3,005	$0

Total	$11,055	$2,711	$5,339	$3,005	$0

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

17. Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

     As a result of the Aventis notice of termination, all payments otherwise due to Genta were contractually applied against the balance of the Line of Credit until the Line of Credit was repaid. During 2005 and 2004, $6.0 million and $12.9 million of reimbursement due to Genta respectively was applied to the balance of the Line of Credit. In addition, the Company recorded a gain on the forgiveness of debt of $1.3 million.

     During 2004, as a result of certain non-cash transactions, the Company reduced amounts owed under the Line of Credit by $27.7 million. In September 2004, the Company supplied $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis. This amount is included in the Company’s 2004 Consolidated Statement of Operations as Aventis reimbursement. The companies agreed to offset amounts owed under the Line of Credit by $14.8 million and accrued interest on the Line of Credit by $0.7 million.

     During 2004, based on negotiations between the Company and Avecia, amounts owed to Genta under a Note receivable from Avecia were offset against amounts payable to Avecia, resulting in a non-cash reduction to Note receivable and Accounts payable and accrued expenses of approximately $4.2 million.

     No interest was paid for the twelve months ended December 31, 2005, 2004, and 2003, respectively.

18. Selected Quarterly Financial Data (Unaudited)

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

		Quarter Ended

2005	Mar. 31	Jun. 30	Sep. 30	Dec. 31

($ thousands, except per share data)
Revenues	$18,514	$7,887	$87	$97
Operating expenses-net	4,604	7,348	8,114	10,850
Net income (loss)	14,025	1,919	(7,904)	(10,243)
Net income (loss) per common share:
Basic and diluted *	$0.15	$0.02	$(0.07)	$(0.09)

* Net (loss) income per common share is calculated independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

     For the quarters ended March 31, 2005 and June 30, 2005, the Company reported income of $14.0 million or $0.15 per share and $1.9 million or $0.02 per share, respectively. The Aventis notice of termination, resulted in the acceleration of the recognition of previously deferred revenue over a six-month period beginning November 9, 2004. As a result, revenue and income recognized in the quarter ended March 31, 2005 and June 30, 2005 increased $17.1 million and $6.5 million, respectively, over their prior-year comparison periods.

		Quarter Ended

2004	Mar. 31	Jun. 30	Sep. 30	Dec. 31

($ thousands, except per share data)
Revenues	$1,682	$1,561	$1,397	$9,975
Operating expenses-net	14,144	30,698	6,129	7,063
Net (loss) income	(12,532)	(29,155)	(5,580)	14,582
Net (loss) income per common share:
Basic and diluted	$(0.16)	$(0.37)	$(0.07)	$0.18

     For the quarter ended December 31, 2004 the Company reported income of $14.6 million or $.18 per share. With the Aventis notice of termination, Aventis has forgiven the $10.0 million of convertible debt issued to them in connection with the collaboration, resulting in a gain on extinguishment of debt of $11.5 million. In addition, the Aventis notice of termination resulted in the acceleration of the recognition of previously deferred revenue over a six-month period beginning November 9, 2004. As a result, revenue and income recognized in the quarter ended December 31, 2004 increased $9.9 million.

19. Subsequent Event

     On March 6, 2006, the Company executed definitive agreements with institutional investors to sell 19 million shares of the Company’s common stock at a price of $2.15 per share, raising approximately $37.8 million, net of estimated fees and expenses.

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

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

          We have audited management’s assessment, included in Item 9A Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting, that Genta Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2006

Item 9B. Other Information

     On March 6, 2006, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with certain institutional investors pursuant to which the Company agreed to issue and sell an aggregate of 19,000,000 shares of its common stock at $2.15 per share, through a registered direct offering, for aggregate gross proceeds of approximately $40,850,000, before deducting estimated fees and expenses associated with the offering (the “Offering”). In conjunction with such Subscription Agreements, on March 10, 2006, the Company entered into a Confirmation to Purchase (the “Confirmation”) with those certain institutional investors, whereby such investors acknowledged the opportunity to review the Company’s Annual Report on Form 10-K and indicated their willingness to proceed with the Offering, which was scheduled to close on or about Friday, March 10, 2006 and is currently anticipated to close on or about Monday, March 13, 2006.

     On March 6, 2006, in connection with the Offering, the Company executed a placement agent agreement (the “Placement Agent Agreement”) by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC. In conjunction with the Placement Agent Agreement, on March 10, 2006, the Company entered into an amendment to the Placement Agent Agreement (the “Amendment”) whereby the parties agreed to postpone the closing of the Offering until Monday, March 13, 2006, subject to the satisfaction of certain customary closing conditions.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed not later than April 30, 2006 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (“Regulation 14A”).

Item 11. Executive Compensation

     The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed not later than April 30, 2006 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed not later than April 30, 2006 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

     The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed not later than April 30, 2006 pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

     The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed not later than April 30, 2006 pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description of Document

1.1	Engagement Letter, dated December 6, 2004 between the Company and Rodman & Renshaw, LLC (incorporated by reference to the Company’s Current Report on 8-K filed December 16, 2004, Commission File No. 0-19635)
3.1.a	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)
3.1.b	Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)
3.1.c	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3.1.d	Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3.1.e	Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3.1.f	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3.1.g	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3.1.h	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3.1.i	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
3.1.j	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
3.1.k	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.k to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635
3.1.l	Certificated of Designation of Series G Participating Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
4.2	Rights Agreement, dated September 20, 2005, between the Company and Mellion Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission No. 01-19635)
10.1	Amended and Restated 1991 Stock Plan of Genta Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Reg. No. 333-101022)
10.2	Non-Employee Directors’ 1998 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)
10.3	1998 Stock Incentive Plan, as amended and restated, effective March 19, 2004 (incorporated by reference to Exhibit 99.A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)
10.4	Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)

Exhibit Number	Description of Document

10.5*	Development, License and Supply Agreement dated February 2, 1989 between the Company and Gen-Probe Incorporated (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)
10.6	Asset Purchase Agreement, dated as of March 19, 1999, among JBL Acquisition Corp., JBL Scientific Incorporated and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 1999,
Commission File No. 0-19635)
10.7	Warrant Agreement, dated as of December 23, 1999, among the Company, ChaseMellon Shareholder Services, L.L.C., as warrant agent, and Paramount Capital, Inc. (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.8	Employment Letter Agreement, dated as of October 28, 1999, from the Company to Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.9	Stock Option Agreement, dated as of October 28, 1999, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.10	Letter Agreement, dated March 4, 1999, from SkyePharma Plc to the Company (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.11	Subscription Agreement executed in connection with the November 26, 2001 sale of common stock to Franklin Small-Mid Cap Growth Fund, Franklin Biotechnology Discovery Fund, and SF Capital Partners Ltd., and the November 30, 2001 sale of common stock to SF Capital Partners Ltd. (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.12	Employment Letter Agreement, dated as of March 27, 2001, from the Company to Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.13	Agreement of Lease dated June 28, 2000 between The Connell Company and the Company (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.13A	Amendment of Lease, dated June 19, 2002 between The Connell Company and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.14	Agreement of Sublease dated August 13, 2001 between Expanets, Inc. and the Company (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.15*	U.S. Commercialization Agreement dated April 26, 2002, by and between Genta Incorporated and Aventis Pharmaceuticals Inc.
10.15A*	Amendment No. 1 dated March 14, 2003 to the U.S. Commercialization Agreement between Genta Incorporated and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.16*	Ex-U.S. Commercialization Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited
10.17*	Global Supply Agreement, dated April 26, 2002, by and among Genta Incorporated, Aventis Pharmaceuticals Inc. and Garliston Limited (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.18*	Securities Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.19	Standstill and Voting Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)

Exhibit Number	Description of Document

10.20	Registration Rights Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.21	Convertible Note Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.22*	5.63% Convertible Promissory Note, due April 26, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.23*	Subordination Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.24*	Manufacture and Supply Agreement, dated December 20, 2002, between Genta Incorporated and Avecia Biotechnology Inc. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19635)
10.25	Employment Agreement, dated as of December 1, 2002, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, Commission File No. 0-19635)
10.26	Employment Agreement, dated as of August 5, 2003, between the Company and Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19635)
10.27*	License Agreement dated August 1, 1991, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.27A*	Amendment to License Agreement, dated December 19, 2000, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.27AA*	Second Amendment to License Agreement, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.28	Settlement Agreement and Release, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.29	Securities Purchase Agreement, dated December 14, 2004, among the Company, Riverview Group, LLC and Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2004, Commission File No. 0-19635)
10.30	Form of Subscription Agreement, dated August 5, 2005 among the Company and the purchasers of the Shares (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)
10.31	Placement Agency Agreement, dated August 5, 2005 between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)
10.32	Form of Subscription Agreement, dated March 6, 2006 by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.33	Form of Placement Agent Agreement, dated March 6, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.34	Form of Confirmation of Purchase, dated March 10, 2006 by and between the Company and certain Investors
10.35	Form of Amendment No.1 to Placement Agent Agreement, dated March 10, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The Company has been granted confidential treatment of certain portions of this exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2006.

Genta Incorporated

/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RAYMOND P. WARRELL, JR., M.D.	Chairman and Chief Executive Officer and Director (principal executive officer)	March 10, 2006
Raymond P. Warrell, Jr., M.D.

/s/ RICHARD J. MORAN	Senior Vice President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	March 10, 2006
Richard J. Moran

/s/ MARTIN J. DRISCOLL	Director	March 10, 2006
Martin J. Driscoll

/s/ JEROME E. GROOPMAN, M.D.	Director	March 10, 2006
Jerome E. Groopman, M.D.

/s/ BETSY MCCAUGHEY	Director	March 10, 2006
Betsy McCaughey, Ph.D.

/s/ CHRISTOPHER P. PARIOS	Director	March 10, 2006
Christopher P. Parios

/s/ DANIEL D. VON HOFF, M.D.	Director	March 10, 2006
Daniel D. Von Hoff, M.D.

/s/ HARLAN J. WAKOFF	Director	March 10, 2006
Harlan J. Wakoff

/s/ DOUGLAS G. WATSON	Director	March 10, 2006
Douglas G. Watson

Exhibit Number	Description of Document	Sequentially Numbered Pages

1.1	Engagement Letter, dated December 6, 2004 between the Company and Rodman & Renshaw, LLC (incorporated by reference to the Company’s Current Report on 8-K filed December 16, 2004, Commission File No. 0-19635)
3.1.a	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)
3.1.b	Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)
3.1.c	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999,
Commission File No. 0-19635)
3.1.d	Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December
31, 1999, Commission File No. 0-19635)
3.1.e	Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3.1.f	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3.1.g	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3.1.h	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3.1.i	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
3.1.j	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
3.1.k	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.k to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635
3.1.l	Certificated of Designation of Series G Participating Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
4.2	Rights Agreement, dated September 20, 2005, between the Company and Mellion Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission No. 01-19635)
10.1	Amended and Restated 1991 Stock Plan of Genta Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Reg. No. 333-101022)
10.2	Non-Employee Directors’ 1998 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages

10.3	1998 Stock Incentive Plan, as amended and restated, effective March 19, 2004 (incorporated by reference to Exhibit 99.A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)
10.4	Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)
10.5*	Development, License and Supply Agreement dated February 2, 1989 between the Company and Gen-Probe Incorporated (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)
10.6	Asset Purchase Agreement, dated as of March 19, 1999, among JBL Acquisition Corp., JBL Scientific Incorporated and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-19635)
10.7	Warrant Agreement, dated as of December 23, 1999, among the Company, ChaseMellon Shareholder Services, L.L.C., as warrant agent, and Paramount Capital, Inc. (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.8	Employment Letter Agreement, dated as of October 28, 1999, from the Company to Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.9	Stock Option Agreement, dated as of October 28, 1999, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended
December 31, 1999, Commission File No. 0-19635)
10.10	Letter Agreement, dated March 4, 1999, from SkyePharma Plc to the Company (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.11	Subscription Agreement executed in connection with the November 26, 2001 sale of common stock to Franklin Small-Mid Cap Growth Fund, Franklin Biotechnology Discovery Fund, and SF Capital Partners Ltd., and the November 30, 2001 sale of common stock to SF Capital Partners Ltd. (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.12	Employment Letter Agreement, dated as of March 27, 2001, from the Company to Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.13	Agreement of Lease dated June 28, 2000 between The Connell Company and the Company (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.13A	Amendment of Lease, dated June 19, 2002 between The Connell Company and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages

10.14	Agreement of Sublease dated August 13, 2001 between Expanets, Inc. and the Company (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.15*	U.S. Commercialization Agreement dated April 26, 2002, by and between Genta Incorporated and Aventis Pharmaceuticals Inc.
10.15A*	Amendment No. 1 dated March 14, 2003 to the U.S. Commercialization Agreement between Genta Incorporated and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.16*	Ex-U.S. Commercialization Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.17*	Global Supply Agreement, dated April 26, 2002, by and among Genta Incorporated, Aventis Pharmaceuticals Inc. and Garliston Limited (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.18*	Securities Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.19	Standstill and Voting Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.20	Registration Rights Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2002, Commission File No. 0-19635)
10.21	Convertible Note Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2002, Commission File No. 0-19635)
10.22*	5.63% Convertible Promissory Note, due April 26, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.23*	Subordination Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.24*	Manufacture and Supply Agreement, dated December 20, 2002, between Genta Incorporated and Avecia Biotechnology Inc. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the
year ended December 31, 2002, Commission File No. 0-19635)
10.25	Employment Agreement, dated as of December 1, 2002, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K/A for the year ended
December 31, 2001, Commission File No. 0-19635)
10.26	Employment Agreement, dated as of August 5, 2003, between the Company and Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages

10.27*	License Agreement dated August 1, 1991, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.27A*	Amendment to License Agreement, dated December 19, 2000, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.27AA*	Second Amendment to License Agreement, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.28	Settlement Agreement and Release, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.29	Securities Purchase Agreement, dated December 14, 2004, among the Company. Riverview Group, LLC and Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2004, Commission File No. 0-19635)
10.30	Form of Subscription Agreement, dated August 5, 2005 among the Company and the purchasers of the Shares (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)
10.31	Placement Agency Agreement, dated August 5, 2005 between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)
10.32	Form of Subscription Agreement, dated March 6, 2006 by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.33	Form of Placement Agent Agreement, dated March 6, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.34	Form of Confirmation of Purchase, dated March 10, 2006 by and between the Company and certain Investors
10.35	Form of Amendment No. 1 to Placement Agent Agreement, dated March 10, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002