Form 10-Q
period 2006-03-31
GENTA INC DE/
filed 2006-05-09
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☑

As of April 30, 2006, the registrant had 133,669,156 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value data)	March 31, 2006	December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$21,229	$9,314
Marketable securities (Note 3)	25,931	11,968
Accounts receivable - net	18	59
Inventory (Note 4)	380	396
Prepaid expenses and other current assets	1,251	1,655

Total current assets	48,809	23,392

Property and equipment, net (Note 5)	752	1,077
Prepaid royalties (Note 6)	1,268	1,268
Other assets	1,656	1,649

Total assets	$52,485	$27,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,034	$10,960
Notes payable	278	729

Total current liabilities	8,312	11,689

Commitments and contingencies (Note 12)

Stockholders' equity (Note 7):
Preferred stock, 5,000 shares authorized	--	--
Series A convertible preferred stock, $.001 par value;
10 shares issued and outstanding, liquidation value of $485
at March 31, 2006 and December 31, 2005, respectively	--	--
Series G participating cumulative preferred stock, $.001 par value;
0 shares issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	--	--
Common stock, $.001 par value; 150,000 shares authorized,
133,650 and 114,500 shares issued and outstanding
at March 31, 2006 and December 31, 2005	134	115
Additional paid-in capital	412,121	373,709
Accumulated deficit	(368,082)	(358,187)
Accumulated other comprehensive income	--	60

Total stockholders' equity	44,173	15,697

Total liabilities and stockholders' equity	$52,485	$27,386

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005

Revenues:
License fees and royalties	$-	$3,684
Development funding	--	14,754
Product sales - net	67	76

Total revenues	67	18,514

Cost of goods sold	16	15

Operating expenses:
Research and development	4,750	3,870
Selling, general and administrative	5,456	3,986

Total operating expenses - gross	10,206	7,856
Aventis reimbursement	--	(3,252)

Total operating expenses - net	10,206	4,604

Other income	260	130

Net (loss)/income	(9,895)	14,025

Net (loss)/income per basic and diluted share (Note 10)	$(0.08)	$0.15

Shares used in computing net (loss)/income per basic share	118,186	95,358

Shares used in computing net (loss)/income per diluted share	118,186	95,506

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005

Operating activities:
Net (loss)/income	$(9,895)	$14,025
Items reflected in net (loss)/income not requiring cash:
Depreciation and amortization	334	663
Stock-based compensation (Note 8)	597	--
Realized gain on maturity of marketable securities	(92)	--
Compensation expense related to certain stock options issued in 1999 and 2000	--	11
Non-cash reimbursement of research & development expense	--	(3,252)
Amortization of deferred revenues	--	(18,438)
Changes in operating assets and liabilities:
Accounts receivable	41	--
Inventory (Note 4)	16	15
Prepaid expenses and other current assets	404	584
Accounts payable and accrued expenses	(2,926)	(4,093)
Other assets	(7)	(6)

Net cash used in operating activities	(11,528)	(10,491)

Investing activities:
Purchase of marketable securities (Note 3)	(25,931)	(9,942)
Maturities and sales of marketable securities (Note 3)	12,000	--
Purchase of property and equipment	(9)	(7)

Net cash used in investing activities	(13,940)	(9,949)

Financing activities:
Repayments of note payable	(451)	(527)
Issuance of common stock, net (Note 7)	37,736	--
Issuance of common stock upon exercise of stock options	98	--

Net cash provided by/(used in) financing activities	37,383	(527)

Increase/(decrease) in cash and cash equivalents	11,915	(20,967)
Cash and cash equivalents at beginning of period	9,314	36,489

Cash and cash equivalents at end of period	$21,229	$15,522

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1. Organization and Business

     Genta Incorporated (“Genta” or the “Company”) is a biopharmaceutical company engaged in drug research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

     The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is dependent on the timing of Genasense® regulatory approvals in the U.S. and outside the U.S. Any adverse events with respect to approvals by the U.S. Food and Drug Administration (“FDA”) and/or European Medicines Agency (“EMEA”) could negatively impact our ability to obtain additional funding or identify potential partners.

     The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company had $47.2 million of cash, cash equivalents and marketable securities on hand at March 31, 2006. On March 13, 2006, the Company sold 19.0 million shares of its common stock at a price of $2.15 per share for gross proceeds of $40.8 million, before fees and expenses. After deducting fees and expenses the Company received net proceeds of $37.7 million. During the first three months of 2006, cash used in operating activities was $11.5 million.

     Management plans to increase its spending from April through September to an average rate of approximately $5 million per month. The Company anticipates that it will have sufficient cash funds to maintain its present operations into the first quarter of 2007.

     If the NDA for Genasense® is approved, the Company anticipates that it will require additional cash if it undertakes to launch the product in the U.S. in the fourth quarter of 2006 in order to maximize the commercial opportunity. The Company has commenced discussions with several companies regarding partnerships for the further development and global commercialization of Genasense®. Those discussions are currently ongoing. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

     If the Company is unable to raise additional funds, management will need to do one or more of the following:

o	delay, scale back or eliminate some or all of our research and product development programs and sales and marketing activity;

o	license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

o	attempt to sell the Company;

o	cease operations; or

o	declare bankruptcy.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of March 31, 2006 have been considered in preparing the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Revenue Recognition

     Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and the Company is reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company allows return of its product for up to twelve months after product expiration. In December 2004, a wholesaler contacted the Company to return a significant portion of its inventory of Ganite®. The Company agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. In January 2005, the wholesaler returned $0.5 million of Ganite®. At March 31, 2006, the Company’s remaining provision for sales returns was $0.8 million.

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

Research and Development

     Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials. Reimbursements for applicable Genasense®-related costs under the Collaborative Agreement, which terminated in May 2005, have been recorded as a reduction to expenses in the Consolidated Statements of Operations.

     On March 23, 2006, the Company entered into an exclusive, worldwide licensing agreement with Emisphere Technologies, Inc. to develop an oral formulation of a gallium-containing compound. Under the terms of the new agreement, Genta will pay Emisphere up to $24 million only upon the achievement of certain milestones during the course of product development and royalties based upon sales.

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

Stock Options

     Effective January 1, 2006, Genta adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under the new standard, all share-based payments including grants of employee stock options are recognized in the Consolidated Statement of Operations based on their fair values, as pro-forma disclosure is no longer an alternative. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 8 to our Consolidated Financial Statements for a further discussion on stock-based compensation.

3. Marketable Securities

     The carrying amounts of the Company’s marketable securities, which are primarily government securities, approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities is as follows ($ thousands):

	March 31, 2006	December 31, 2005

Cost	$25,931	$11,908
Gross unrealized gains	5	60
Gross unrealized losses	(5)	--

Fair value	$25,931	$11,968

     During the three months ended March 31, 2006, the Company realized $92 thousand on realized gains on the maturity of marketable securities.

     The estimated fair value of each marketable security has been compared with its cost, and therefore, an unrealized gain of $60 thousand has been recognized in Accumulated other comprehensive income at December 31, 2005.

4. Inventory

     Inventory is stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventory consisted of the following ($ thousands):

	March 31, 2006	December 31, 2005

Raw materials	$191	$191
Work in process	--	--
Finished goods	189	205

	$380	$396

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

5. Property and Equipment

     Property and equipment is comprised of the following ($ thousands):

	Estimated Useful Lives	March 31, 2006	December 31, 2005

Computer equipment	3	$2,880	$2,871
Software	3	3,349	3,349
Furniture and fixtures	5	936	936
Leasehold improvements	Life of lease	410	410
Equipment	5	182	182

		7,757	7,748

Less accumulated depreciation and amortization		(7,005)	(6,671)

		$752	$1,077

6. Prepaid Royalties

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

7. Stockholders’ Equity

     Common Stock

     In March 2006, the Board of Directors approved an amendment to increase the number of shares of authorized common stock to 250.0 million shares from 150.0 million shares. This amendment has been submitted to the Company’s stockholders for approval at the Company’s Annual Meeting of Stockholders in June 2006.

     In March 2006, the Company issued 19.0 million shares of its common stock at a price of $2.15 per share, raising approximately $37.7 million, net of estimated fees and expenses.

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

     Series A Preferred Stock

     Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of March 31, 2006 and December 31, 2005, each share of Series A Preferred Stock was convertible into 10.6853 and 9.8067 shares of common stock, respectively. At March 31, 2006 and December 31, 2005, the Company had 9,700 shares of Series A Convertible Preferred Stock issued and outstanding.

     Series G Preferred Stock

     The Company has authorized 5.0 million shares of preferred stock of which 2.0 million shares has been designated Series G Participating Cumulative Preferred. At March 31, 2006 the Company had no issued or outstanding shares of Series G Participating Cumulative Preferred Stock.

     Common Stock Reserved

     At March 31, 2006, the Company had 133.7 million shares of common stock outstanding, 12.7 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 3.3 million additional shares of common stock authorized for issuance and remaining to be granted under the Company’s stock option plans.

8. Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company adopted SFAS 123R using the modified prospective transition method, which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite service periods of those awards, with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and are recognized on a straight-line basis over the requisite service periods of each award. The new standard also requires the Company to estimate forfeiture rates for all unvested awards, which it has done for 2006 based on its historical experience.

     The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”), using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the first three months of 2006 and 2005.

	Three Months Ended March 31,
	2006	2005

Expected volatility	98%	119%
Expected dividends	--	--
Expected term (in years)	6.25	6.25
Risk-free rate	4.6%	4.1%

     Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options, provided the option exercise price was not less than the common stock’s fair market value on the date of the grant. The Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the three months ended March 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

     The following table sets forth the pro-forma net income as if the fair value method had been applied to all awards:

($ thousands, except per share data)	Three months ended March 31, 2005

Net (loss)/income applicable to common shares, as reported	$14,025
Add: Equity related employee compensation expense included in
reported net (loss)/income, net of related tax effects	11
Deduct: Total stock-based employee compensation expense
determined under fair values based method for all awards, net
of related tax effects	(1,547)

Pro forma net (loss)/income	$12,489

Net (loss)/income per share attributable to common shareholders:
As reported: Basic and diluted	$0.15
Pro forma: Basic and diluted	$0.13

      As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations was to increase expenses and net loss by approximately $0.6 million for the three months ended March 31, 2006. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share. The estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2006 was comprised as follows:

($ thousands, except per share data)	Three Months Ended March 31, 2006

Research and development expenses	$207
Selling, general and administrative expenses	390

Total share-based compensation expense	$597

Net share-based compensation expense, per common share:
Basic	$0.01
Diluted	$0.01

     For the three months ended March 31, 2005, selling, general and administrative expenses include $11 thousand of non-cash compensation expense related to certain stock options issued in 1999 and 2000.

     As of March 31, 2006, the Company has two share-based compensation plans, which are described below.

     1998 Stock Incentive Plan

     Pursuant to the Company’s 1998 Stock Incentive Plan as amended (the “1998 Plan”), 18.5 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. In March 2006, the Board of Directors approved an amendment to increase the total number of shares of common stock authorized for issuance under the 1998 Plan to 20.5 million shares from 18.5 million shares. This amendment has been submitted to the Company’s stockholders for approval at the Company’s Annual Meeting of Stockholders in June 2006. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

     The following table summarizes the option activity under the 1998 Plan as of March 31, 2006 and changes during the quarter then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	9,418	$5.04
Granted	1,851	$2.10
Exercised	--	--
Forfeited or expired	31	$8.36

Outstanding at March 31, 2006	11,238	$4.55	6.1	$1,006
Exercisable at March 31, 2006	6,727	$4.29	4.4	$103

      The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $1.69. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Genta’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

     As of March 31, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.

     1998 Non-Employee Directors’ Plan

     Pursuant to the Company’s 1998 Non-Employee Director’s Plan as amended (the “Directors’ Plan”), 3.8 million shares have been provided for the grant of non-qualified stock options to the Company’s non-employee members of the Board of Directors. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant. Initial option grants vest over a three-year period in equal increments, beginning on the first anniversary of the date of the grant. Subsequent grants, generally vest on the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

     The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

     The following table summarizes the option activity under the Directors’ Plan as of March 31, 2006 and changes during the quarter then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	1,158	$6.26
Granted	--	--
Exercised	100	$0.98
Forfeited or expired	--	--

Outstanding at March 31, 2006	1,058	$6.76	5.9	$249
Exercisable at March 31, 2006	1,010	$7.02	5.7	$204

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Genta’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The intrinsic value of stock options exercised during the three months ended March 31, 2006 was $.2 million.

9. Comprehensive Income

     An analysis of comprehensive income is presented below:

	Three Months Ended March 31,

($ in thousands)	2006	2005

Net (loss)/income	$(9,895)	$14,025
Change in market value on available-for-sale marketable
Securities	--	3

Total comprehensive (loss)/income	$(9,895)	$14,028

10. Net (Loss)/Income per Share

     The information required to compute basic and diluted net (loss)/income per share is as follows:

	Three Months Ended March 31,

($ in thousands, except share and per share amounts)	2006	2005

Numerator:
Net (loss)/income	$(9,895)	$14,025

Denominator:
Weighted average shares outstanding:
Basic	118,186	95,358
Effect of dilutive stock options, warrants and convertible
preferred stock	--	148

Diluted	118,186	95,506

Net (loss)/income per share:
Basic	$(0.08)	$0.15
Diluted	$(0.08)	$0.15

     For the three months ended March 31, 2006 and 2005, 12.3 million and 11.3 million, respectively, of equivalent common shares issuable under the Company’s stock incentive plans were excluded from the computation of diluted (loss)/income per share because the effect would have been antidilutive. Also, for the three months ended March 31, 2006 and 2005, 0.4 million and 0.2 million, respectively, of equivalent common shares obtainable upon conversion of the Company’s Series A preferred stock and exercise of warrants were excluded from the computation of diluted (loss)/income per share because the effect would have been antidilutive.

11. Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

     No interest or income taxes were paid for the three months ended March 31, 2006 and 2005, respectively.

12. Commitments and Contingencies

     Litigation and Potential Claims

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. As of March 2006, nonbinding mediation has not produced a settlement and the case is proceeding to discovery.

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

     Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs’ failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs served a motion for reconsideration on February 27, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

o	the Company’s financial projections;
o	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
o	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
o	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMEA”);
o	the safety and efficacy of the Company’s products;
o	the commencement and completion of clinical trials;
o	the Company’s ability to develop, manufacture and sell its products;
o	the adequacy of the Company’s capital resources and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;
o	the adequacy of the Company’s patents and proprietary rights;
o	the impact of litigation that has been brought against the Company and its officers and directors;
o	the other risks described under Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in this Form 10-Q.

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

Overview

     Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to March 31, 2006, we have incurred a cumulative net loss of $368.1 million. Management expects that such losses will continue at least until our lead product, Genasense® receives approval from the FDA for commercial sale in one or more indications. Achievement of profitability is dependent on the timing of Genasense® regulatory approvals in the U.S. and outside the U.S. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

     We have prepared our financial statements under the assumption that the Company is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has $47.2 million of cash and cash equivalents and marketable securities on hand at March 31, 2006. On March 13, 2006, the Company sold 19.0 million shares of our common stock at a price of $2.15 per share raising approximately $37.7 million, net of estimated fees and expenses. During the first three months of 2006, cash used in operating activities was $11.5 million.

     Management plans to increase its spending from April through September to an average rate of approximately $5 million per month. Management anticipates that it will have sufficient cash funds to maintain its present operations into the first quarter of 2007.

     If the NDA for Genasense® is approved, management anticipates that it will require additional cash if it undertakes to launch the product in the U.S. in the fourth quarter of 2006 in order to maximize the commercial opportunity. We have commenced discussions with several companies regarding partnerships for the further development and global commercialization of Genasense®. Those discussions are currently ongoing. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

     We have completed and announced the results of Phase 3 trials of Genasense® in combination with chemotherapy in the treatment of malignant melanoma, chronic lymphocytic leukemia (“CLL”) and multiple myeloma.

     In late 2003, we filed our first New Drug Application (“NDA”) with the FDA for Genasense® as a treatment combined with chemotherapy for patients with advanced malignant melanoma. In May 2004, the application failed to gain a majority vote for marketing approval from FDA’s Oncology Drug Advisory Committee (“ODAC”). As a consequence, we withdrew the NDA, which allows the Company to potentially resubmit the application. However, we continued long-term follow-up of patients who were enrolled in the advanced malignant melanoma trial. On May 16, 2005, we announced updated data from this trial. The updated data continued to show statistical significance for overall response, complete response and progression free survival. Statistical significance was also achieved for durable response (P=0.02). We commissioned a new, independent review of the X-rays that documented the major responses, which confirmed the originally reported responses with high concordance. Overall survival by intent-to-treat analysis had improved from the time of the FDA filing but did not yield a statistically significant improvement at a significance level (i.e., P less than 0.05). The P value at the time of the FDA filing was 0.18, whereas the P value with the most recent analysis was 0.077. Our analysis also identified a statistically significant treatment interaction effect for blood levels of an enzyme known as LDH, which was a prospectively specified stratification factor. When this effect was analyzed by treatment arm, survival (and all other efficacy endpoints) was significantly superior for patients who had received Genasense® (P=0.018) who did not have an elevation in LDH at study entry (n=508).

     On January 3, 2006, the Company announced that it had completed a Marketing Authorization Application (“MAA”) to the EMEA, which seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 1, 2006, the Company announced that it had received notice from the EMEA that its MAA had been validated for review by the Agency, which signals the start of formal scientific assessment. As part of this process, we anticipate receiving scientific questions from EMEA in June 2006 and then expect to make a formal response thereafter.

     In December 2004, we presented results from its randomized trial which was conducted in patients with relapsed or refractory CLL. In this trial, 241 patients who had relapsed or had not responded to prior therapy were treated with standard chemotherapy using fludarabine and cyclophosphamide (“Flu/Cy”). After stratifying patients using conventional criteria, they were randomly assigned to receive Genasense® or no additional treatment. Initial results showed that the trial achieved its primary endpoint: the proportion of patients who achieved a complete or nodular partial response (“CR/nPR”) was significantly improved with the addition of Genasense® to Flu/Cy chemotherapy (17% vs. 7%; P=0.025). The response required independent confirmation by an external clinical reviewer who was blinded to treatment assignment and who reviewed clinical, laboratory and radiologic data. A second independent reviewer evaluated bone marrow biopsies. Agreement between the clinical and bone marrow reviews was required in order to determine response in this study.

     Extended patient follow-up in the CLL trial also showed that the duration of CR/nPR was significantly superior for patients treated with Genasense® plus chemotherapy. As of June 2005, six of the eight patients (75%) who achieved CR/nPR with chemotherapy alone have relapsed compared with five of twenty patients (25%) in the Genasense® treatment group. The median duration of CR/nPR was 22 months in the chemotherapy-alone group; the median had not been reached in the Genasense® group (P=0.03). All CR/nPR responses were “durable” (i.e., exceeding six months duration). Additional analysis showed that patients who achieved CR/nPR also experienced substantial clinical benefit, especially with respect to improvement of disease-related symptoms. Several secondary endpoints were not improved by the addition of Genasense®. For example, no difference was observed in overall response rate (i.e., the percentage of patients who achieved CR/nPR plus partial response (“PR”), or in time-to-disease progression. Overall survival will be formally evaluated in mid-2006 after all patients have completed a minimum of two years of follow-up. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

     On December 28, 2005, the Company completed submission of an NDA to the FDA that seeks accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® had received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® has been granted designation as an Orphan Drug by the FDA. On March 1, 2006, the Company announced that the NDA had been accepted for review by the FDA and set a target Prescription Drug User Fee Act (“PDUFA”) action date of October 28, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. Following its review of all the Company’s information concerning Genasense® the FDA may refuse to approve altogether, or the Agency may ask for more data to be obtained before approval can be reconsidered. Either of these two decisions by the FDA would have a material adverse effect on our business. One of the requirements for Accelerated Approval is that the Company will be required to conduct a confirmatory trial. The Company has formulated a design for such a trial and has submitted a proposal to the FDA for review as a Special Protocol Assessment (“SPA”). The submitted proposal incorporated initial comments received from the FDA. Final comments on the SPA request are expected during the first half of 2006. Formal initiation of the trial will depend upon resolution of trial design issues with the FDA, among other factors. Although Fast Track designation, Orphan Drug designation and Accelerated Approval provisions are beneficial, we cannot assure you that the NDA will be approved. In particular, the FDA may not be satisfied that achievement of the primary endpoint used in the Company's recent clinical trial being an increased proportion of CR/nPRs compared to patients treated with standard chemotherapy is sufficient basis for approval.

     In November 2004, the Company reported that its randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. The trial had been designed to evaluate whether the addition of Genasense® to standard therapy with high-dose dexamethasone could increase the time to development of progressive disease in patients who previously had received extensive therapy. Based on the results of the Phase 3 trial, we have no plans to submit an NDA in this indication at the current time. We have not yet determined what additional clinical trials, if any, may be undertaken in patients with multiple myeloma.

     In addition, we are conducting (under our own sponsorship or in conjunction with various cooperative groups) randomized trials in non-small cell lung cancer (“NSCLC”), small cell lung cancer (“SCLC”), acute myeloid leukemia (“AML”) and hormone refractory prostate cancer (“HRPC”). We are also conducting a number of non-randomized clinical trials in patients with various types of cancer, either under our own sponsorship or in collaboration with the National Cancer Institute (“NCI”).

     On March 23, 2006, the Company entered into an exclusive, worldwide licensing agreement with Emisphere Technologies, Inc. to develop an oral formulation of a gallium-containing compound. Ganite® (gallium nitrate injection), Genta’s only commercialized product, is derived from this class of compounds. Under the terms of the new agreement, we will pay Emisphere up to $24 million only upon the achievement of certain milestones during the course of product development and royalties based upon sales. Emisphere will utilize its proprietary oral delivery technology, eligen®, to supply a finished oral dosage form to Genta. We will reimburse Emisphere for time and expenses, as incurred, to create the oral dosage formulation. We will be responsible for toxicology, clinical development, regulatory submissions, and worldwide commercialization. The agreement is in effect until the later of (a) receipt of initial regulatory approval or (b) expiration of all royalty and payment obligations.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

	Summary Operating Results For the three months ended March 31,

	Increase (Decrease)
($ in thousands)	2006	$	%	2005

Revenues:
License fees and royalties	$-	$(3,684)	(100%)	$3,684
Development funding	--	(14,754)	(100%)	14,754
Product sales - net	67	(9)	(12)%	76

Total revenues	67	(18,447)	(100)%	18,514

Cost of goods sold	16	1	7%	15

Operating expenses:
Research and development	4,750	880	23%	3,870
Selling, general and administrative	5,456	1,470	37%	3,986

Total operating expenses - gross	10,206	2,350	30%	7,856
Less: Aventis reimbursement	--	3,252	100%	(3,252)

Total operating expenses - net	10,206	5,602	122%	4,604

Other income	260	130	100%	130

Net (loss)/income	(9,895)	(23,920)	(171)%	$14,025

Total revenues

     Total revenues were $0.1 million for the three months ended March 31, 2006 compared with $18.5 million for the three months ended March 31, 2005. License fees and development funding revenues of $18.4 million for the three months ended March 31, 2005 were generated by the recognition of the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis in 2002 under the Collaborative Agreement. On November 8, 2004, Aventis gave six-months notice to Genta that it was terminating its Collaborative Agreement with the Company regarding the development and commercialization of Genasense®. We had previously determined that, due to the nature of the ongoing development work related to the Collaborative Agreement, the end of the development phase and the fair-value of the undelivered elements were not determinable. Accordingly, we deferred recognition of the initial licensing fee and up-front development funding received from Aventis and recognized these payments on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. As a result of the notice of termination of the Collaborative Agreement, we determined that the remaining deferred revenue should be recognized over the termination period. On November 9, 2004, we began to recognize the remaining deferred revenue over the six-month period, ended May 8, 2005.

     Product sales-net are generated from sales of Ganite®, the Company’s commercial product for the treatment of cancer-related hypercalcemia. Product sales-net for the three months ended March 31, 2006 were $67 thousand compared to $76 thousand in the prior-year period.

Research and development expenses

     Research and development expenses before reimbursement were $4.8 million for the three months ended March 31, 2006 compared with $3.9 million for the three months ended March 31, 2005. Expenses in 2006 include the recognition of $0.2 million of stock option expense, resulting from the adoption of SFAS 123R. In addition, during 2006, we increased spending on manufacturing, including expenses to prepare for the production of Genasense®. During the three months ended March 31, 2006, approximately $4.3 million or 93% of research and development expenses were incurred on the Genasense® project.

     Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete projects in development are subject to wide variability. Results from clinical trials may not be favorable. Data from clinical trials are subject to varying interpretation and may be deemed insufficient by the regulatory bodies that review applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines.

Selling, general and administrative expenses

     Selling, general and administrative expenses were $5.5 million for the three months ended March 31, 2006 compared with $4.0 million for the three months ended March 31, 2005. Expenses in 2006 include the recognition of $0.4 million of stock option expense, resulting from the adoption of SFAS 123R. In addition, during 2006, we increased sales and marketing expenses in preparation for the anticipated product launch of Genasense®.

Aventis reimbursement

     On May 10, 2005, the Company announced that Genta and Aventis had finalized a termination agreement, providing for no future financial obligations by either party. Consequently, none of the research and development expenses incurred by us during the three-month period ended March 31, 2006 were reimbursable.

Other income

     Net other income of $0.3 million for the three months ended March 31, 2006 increased from net other income of $0.1 million for the three months ended March 31, 2005 as a result of realized gains on the maturity of marketable securities in the first quarter of 2006 and lower interest expense, due to the Company having no debt since May 2005.

Net (loss)/income

     We recorded a net loss of $9.9 million, or $0.08 per share, for the three months ended March 31, 2006, compared with net income of $14.0 million, or $0.15 per share, for the three months ended March 31, 2005. The decrease is primarily due to the fact that the prior-year period included revenues of $18.4 million from the continued recognition of the license fee and development funding and $3.3 million from the reimbursement for research and development expenses, as described above.

Liquidity and capital resources

     At March 31, 2006, the Company had cash, cash equivalents and marketable securities totaling $47.2 million compared with $21.3 million at December 31, 2005. Cash used in operating activities was $11.5 million for the three months ended March 31, 2006, which represents a small increase compared with $10.5 million for the three months ended March 31, 2005.

     We have prepared our financial statements under the assumption that the Company is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, (see Item 1A, Risk Factors).

     On March 13, 2006, the Company sold 19.0 million shares of its common stock at a price of $2.15 per share for gross proceeds of $40.9 million, before fees and expenses. After deducting fees and expenses, the Company received net proceeds of $37.7 million.

     Management plans to increase its spending from April through September to an average rate of approximately $5 million per month. Management anticipates that it will have sufficient cash funds to maintain its present operations into the first quarter of 2007.

     If the NDA for Genasense® is approved, management anticipates that it will require additional cash if we undertake to launch the product in the U.S. in the fourth quarter of 2006 in order to maximize the commercial opportunity. We have commenced discussions with several companies regarding partnerships for the further development and commercialization of Genasense®. Those discussions are currently ongoing. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financing, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

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

Recent Accounting Pronouncements

     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 we accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all public entities that used the fair-value method for either recognition or disclosure under SFAS 123 to apply the modified prospective transition method as of the required effective date. As a result, we adopted the provisions of SFAS 123R using this method, effective January 1, 2006. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS 123R increased our expenses and reported net loss for the three months ended March 31, 2006 by $0.6 million.

     Management forecasts that the impact of adopting SFAS 123R for the twelve months ending December 31, 2006 will be between $2.0 million and $3.0 million, taking into account options granted in January 2006. This forecast is based on the Black-Scholes option-pricing model and includes estimates on the additional number of options to be granted during 2006, the price of our stock at the time of grants, the volatility of our stock price and the expected forfeiture rates. As such, our actual stock option expense may differ from this estimate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our carrying values of cash, marketable securities, accounts payable and accrued expenses are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies (see Note 2 to our Consolidated Financial Statements). We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

     Genta’s primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2006.

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

PART II..OTHER INFORMATION

Item 1. Legal Proceedings

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. As of March 2006, nonbinding mediation has not produced a settlement and the case is proceeding to discovery.

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

     Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs’ failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs served a motion for reconsideration on February 27, 2006.

     The Company believes these litigations are without merit and will continue to vigorously defend against these suits.

Item 1A. Risk Factors

     You should carefully consider the following risks and all of the other information set forth in this Form 10Q and Form 10-K for the year ended December 31, 2005 before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

     Risk Related to Our Business

We may be unsuccessful in our efforts to obtain approval from the FDA or EMEA and commercialize Genasense® or our other pharmaceutical products.

     The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as Ganite® and Genasense®, depends, in large part, on the success of our clinical development programs, our efforts to obtain regulatory approvals and our sales and marketing efforts directed at physicians, patients and third-party payors. A number of factors could affect these efforts, including:

·	our ability to demonstrate clinically that our products are useful and safe in particular indications;

·	delays or refusals by regulatory authorities in granting marketing approvals;

·	our limited financial resources and sales and marketing experience relative to our competitors;

·	actual and perceived differences between our products and those of our competitors;

·	the availability and level of reimbursement for our products by third-party payors;

·	incidents of adverse reactions to our products;

·	side effects or misuse of our products and the unfavorable publicity that could result; and

·	the occurrence of manufacturing, supply or distribution disruptions.

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

     On December 28, 2005, we completed submission of an NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® has received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® has also been granted designation as an Orphan Drug by the FDA. On March 1, 2006, we announced that the NDA had been accepted for review by the FDA with a target action date of October 28, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. After reviewing in May 2005 a summary of our preliminary clinical data that were released in November 2004 from our CLL trial, the FDA expressed concern that simply achieving statistical significance in the primary endpoint (complete plus nodular partial responses [CR/nPR]) may not be likely to convey or predict clinical benefit, particularly absent improvement in time-to-progression. Subsequent to preparation of the preliminary data summary, the Company compiled additional information to support its claims of clinical benefit. First, the proportion of patients who relapsed from CR/nPR increased substantially over time from 25% to 75% in the patient group treated with chemotherapy alone. By contrast, the comparable increase in the Genasense group was 16% to 25%, which indicated lower risk of relapse. Second, the preliminary clinical data indicated that the median duration of CR/nPR had not been reached in either treatment group. Further follow-up showed that CR/nPRs achieved with the addition of Genasense® to chemotherapy were significantly longer when compared with those responses achieved with chemotherapy alone. For example, the median CR/nPR duration in the chemotherapy alone group was reached at 22 months, whereas the median has still not been reached in the Genasense group [P=0.03]. Third, the Company had prospectively collected data regarding specific parameters of disease-related morbidity, including but not limited to symptoms. Subsequent analysis of these data showed that patients in the Genasense treatment group who achieved CR/nPR also attained substantial improvement in these disease parameters. The NDA that was submitted by the Company in December 2005, which includes these data, was subsequently accepted for review by the FDA in February 2006.

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

     Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2005 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

     Our operations to date have required significant cash expenditures. As a result of Aventis’ termination of the Collaborative Agreement, after May 8, 2005, we became solely responsible for all Genasense® related costs. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, we will need to raise additional funds. On March 13, 2006, we sold 19.0 million shares of our common stock at a price of $2.15 per share raising approximately $37.7 million, net of estimated fees and expenses. During the first three months of 2006, cash used in operating activities was $11.5 million.

     Management plans to increase its spending from April through September to an average rate of approximately $5 million per month. We anticipate that we will have sufficient cash funds to maintain our present operations into the first quarter of 2007.

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

     If we are unable to raise additional funds, we will need to do one or more of the following:

o	delay, scale back or eliminate some or all of our research and product development programs and sales and marketing activity;
o	license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
o	attempt to sell our company;
o	cease operations; or
o	declare bankruptcy.

We intend to be a direct marketer of some products in the United States. This effort will consume large amounts of our resources and management time and we may not be successful in our efforts.

     Currently we do not have a sales force. Our sales force was eliminated in 2004 following our decision to withdraw the NDA for Genasense® for the treatment of advanced melanoma. We intend to begin the recruitment of a sales force in the second half of 2006. In January 2006, we announced that we had appointed W. Lloyd Sanders as Vice-President of Sales and Marketing. Most recently, Mr. Sanders was Vice President, Oncology Sales, at sanofi-aventis Group. If we are unable to recruit a sales force capable of marketing our products, our sales will be adversely affected, and the commercial success of our products will be limited.

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

     We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to March 31, 2006, we have incurred a cumulative net loss of $368.1 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA for commercial sale in one or more indications.

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

     Our success will depend to a large extent on our ability to:

·	obtain U.S. and foreign patent or other proprietary protection for our technologies, products and processes;
·	preserve trade secrets; and
·	operate without infringing the patent and other proprietary rights of third parties.

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

     Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

·	inability to obtain sufficient quantities of materials for use in clinical trials;
·	inability to adequately monitor patient progress after treatment;
·	unforeseen safety issues;
·	the failure of the products to perform well during clinical trials and
·	government or regulatory delays.

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

     As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no significant acquisition or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

·	difficulties in assimilating the operations and personnel of acquired companies;
·	diversion of our management’s attention from ongoing business concerns;
·	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
·	additional expense associated with amortization of acquired assets;
·	maintenance of uniform standards, controls, procedures and policies; and
·	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. As of March 2006, nonbinding mediation has not produced a settlement and the case is proceeding to discovery.

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

     Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs’ failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs served a motion for reconsideration on February 27, 2006.

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

     On September 16, 2005, we announced that our Board of Directors approved a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (“Right”) for each share of our common stock held of record as of the close of business on September 27, 2005. In addition, Rights shall be issued in respect of all shares of common stock issued after such date, including the shares issued hereunder, pursuant to the Plan. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire us, including an accumulation of shares in the open market, a partial or two-tier tender offer that does not treat all stockholders equally and other activities that the Board believes are not in the best interests of shareholders. The Rights may discourage a takeover and prevent our stockholders from receiving a premium for their shares.

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

     The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and likely will continue to be highly volatile. Factors that could have a significant impact on the future price of our common stock include but are not limited to:

·	the results of preclinical studies and clinical trials by us or our competitors;
·	announcements of technological innovations or new therapeutic products by us or our competitors;
·	government regulation;
·	developments in patent or other proprietary rights by us or our respective competitors, including litigation;
·	fluctuations in our operating results; and
·	market conditions for biopharmaceutical stocks in general.

     At March 31, 2006, we had 133.6 million shares of common stock outstanding, 12.7 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 3.3 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

     (a) Exhibits

Exhibit Number	Description of Document
10.1	Form of Placement Agent Agreement, dated March 6, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.2	Form of Confirmation of Purchase, dated March 10, 2006 by and between the Company and certain Investors (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 10-K for year ended December 31, 2005 filed on March 10, 2006, Commission File No. 0-19635)
10.3	Form of Amendment No. 1 to Placement Agent Agreement, dated as of March 10, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on on Form 10-K for year ended December 31, 2005 filed on March 10, 2006, Commission File No. 0-19635)
10.4	Employment Agreement, dated as of January 1, 2006, between the Company and Raymond P. Warrell, Jr., M.D.
10.5	Development and License Agreement, dated March 22, 2006, by and between Genta Incorporated and Emisphere Technologies, Inc*.
10.6	1998 Stock Incentive Plan, as amended and restated, effective April 5, 2006 (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2006, Commission File No. 0-19635)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* (Confidential treatment has been requested)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated
Date: May 9, 2006
/s/ RAYMOND P. WARRELL, JR., M.D.

Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
Date: May 9, 2006
/s/ RICHARD J. MORAN

Richard J. Moran
Senior Vice President, Chief Financial Officer and Corporate Secretary

Exhibit Index

Exhibit Number	Description of Document
10.1	Form of Placement Agent Agreement, dated March 6, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.2	Form of Confirmation of Purchase, dated March 10, 2006 by and between the Company and certain Investors (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 10-K for year ended December 31, 2005 filed on March 10, 2006, Commission File No. 0-19635)
10.3	Form of Amendment No. 1 to Placement Agent Agreement, dated as of March 10, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on on Form 10-K for year ended December 31, 2005 filed on March 10, 2006, Commission File No. 0-19635)
10.4	Employment Agreement, dated as of January 1, 2006, between the Company and Raymond P. Warrell, Jr., M.D.
10.5	Development and License Agreement, dated March 22, 2006, by and between Genta Incorporated and Emisphere Technologies, Inc*.
10.6	1998 Stock Incentive Plan, as amended and restated, effective April 5, 2006 (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2006, Commission File No. 0-19635)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* (Confidential treatment has been requested)