Form 10-Q
period 2006-06-30
GENTA INC DE/
filed 2006-08-08
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-19635

GENTA INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	33-0326866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 Connell Drive Berkeley Heights, NJ	07922
(Address of principal executive offices)	(Zip Code)
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

Yes                        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes                        No

As of August 4, 2006, the registrant had 133,689,158 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED CONSOLIDATED
BALANCE SHEETS
(Unaudited)

(In thousands, except par value data)	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,211	$9,314
Marketable securities (Note 3)	26,597	11,968
Accounts receivable – net of allowances of $40 at June 30, 2006 and December 31, 2005, respectively	65	59
Inventory (Note 4)	358	396
Prepaid expenses and other current assets	1,275	1,655
Total current assets	37,506	23,392
Property and equipment, net (Note 5)	405	1,077
Prepaid royalties (Note 6)	1,268	1,268
Other assets	1,662	1,649
Total assets	$40,841	$27,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,112	$10,960
Notes payable	275	729
Total current liabilities	10,387	11,689
Commitments and contingencies (Note 12)
Stockholders' equity (Note 7):
Preferred stock, 5,000 shares authorized	—	—
Series A convertible preferred stock, $.001 par value; 8 and 10 shares issued and outstanding, liquidation value of $385 and $485 at June 30, 2006 and December 31, 2005, respectively	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; 250,000 and 150,000 shares authorized, 133,670 and 114,550 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	134	115
Additional paid-in capital	412,956	373,709
Accumulated deficit	(382,725)	(358,187)
Accumulated other comprehensive income	89	60
Total stockholders' equity	30,454	15,697
Total liabilities and stockholders' equity	$40,841	$27,386

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except par value data)	2006	2005	2006	2005
Revenues:
License fees and royalties	$—	$1,556	$—	$5,241
Development funding	—	6,234	—	20,988
Product sales – net (Note 2)	379	97	446	172
Total revenues	379	7,887	446	26,401
Cost of goods sold	22	(3)	38	12
Total cost of goods sold	22	(3)	38	12
Operating expenses:
Research and development	8,637	5,551	13,387	9,421
Selling, general and administrative	6,716	4,635	12,173	8,621
Total operating expenses – gross	15,353	10,186	25,560	18,042
Aventis reimbursement	—	(2,838)	—	(6,090)
Total operating expenses – net	15,353	7,348	25,560	11,952
Other income/(expense):
Gain on forgiveness of debt	—	1,297	—	1,297
Gain on maturity of marketable securities	28	—	121	—
Interest income and other income, net	343	101	526	285
Interest expense	(17)	(21)	(33)	(75)
Total other income	354	1,377	614	1,507
Net (loss)/income	$(14,642)	$1,919	$(24,538)	$15,944
Net (loss)/income per basic and diluted share (Note 10)	$(0.11)	$0.02	$(0.19)	$0.17
Shares used in computing net (loss)/income per basic share	133,667	95,358	125,969	95,358
Shares used in computing net (loss)/income per diluted share	133,667	95,531	125,969	95,535

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2006	2005
Operating Activities:
Net (loss)/income	$(24,538)	$15,944
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	694	1,337
Stock-based compensation (Note 8)	1,443	—
Provision for sales returns	(300)	—
Accounts receivable allowances	7	4
Gain on maturity of marketable securities	(121)	—
Loss on disposition of property and equipment	—	3
Compensation expense related to certain stock options issued in 1999 and 2000	—	22
Non-cash reimbursement of research and development expense	—	(6,090)
Provision for excess inventory	—	(21)
Gain on forgiveness of debt	—	(1,297)
Amortization of deferred revenues	—	(26,228)
Changes in operating assets and liabilities:
Accounts receivable	(13)	(22)
Inventory (Note 4)	38	33
Prepaid expenses and other current assets	380	825
Accounts payable and accrued expenses	(548)	(6,051)
Other assets	(13)	(10)
Net cash used in operating activities	(22,971)	(21,551)
Investing Activities:
Purchase of marketable securities (Note 3)	(34,880)	(9,942)
Maturities of marketable securities (Note 3)	20,401	—
Purchase of property and equipment	(22)	(26)
Proceeds from sale of property and equipment	—	34
Net cash used in investing activities	(14,501)	(9,934)
Financing Activities:
Repayments of note payable	(454)	(589)
Issuance of common stock, net (Note 7)	37,725	—
Issuance of common stock upon exercise of stock options	98	—
Net cash provided by/(used in) financing activities	37,369	(589)
Decrease in cash and cash equivalents	(103)	(32,074)
Cash and cash equivalents at beginning of period	9,314	36,489
Cash and cash equivalents at end of period	$9,211	$4,415

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.	Organization and Business

Genta Incorporated (‘‘Genta’’ or the ‘‘Company’’) is a biopharmaceutical company engaged in drug research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is dependent on the timing of Genasense® regulatory approvals in the U.S. and outside the U.S. Any adverse events with respect to approvals by the U.S. Food and Drug Administration (‘‘FDA’’) and/or European Medicines Agency (‘‘EMEA’’) could negatively impact the Company’s ability to obtain additional funding or identify potential partners.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $35.8 million of cash, cash equivalents and marketable securities on hand at June 30, 2006. Net cash used in operating activities during the six months ended June 30, 2006 was $23.0 million, which represents an average monthly outflow of $3.8 million. Management anticipates that cash outflow will increase in the upcoming months to prepare for the potential commercial approval and product launch of Genasense®. The Company should have sufficient cash funds to maintain its operations into the first quarter of 2007.

If the New Drug Application for Genasense® is approved, the Company anticipates that it will require additional cash if it undertakes to launch the product in the U.S. in the fourth quarter of 2006 in order to maximize the commercial opportunity. The Company has commenced discussions with several companies regarding partnerships for the further development and global commercialization of Genasense®. Those discussions are currently ongoing. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

If the Company is unable to raise additional funds, management will need to do one or more of the following:

•	delay, scale back or eliminate some or all of the Company’s research and product development programs and sales and marketing activity;

•	license third parties to develop and commercialize products or technologies that the Company would otherwise seek to develop and commercialize themselves;

•	attempt to sell the Company;

•	cease operations; or

•	declare bankruptcy.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of June 30, 2006 have been considered in preparing the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Revenue Recognition

Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and the Company is reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company allows return of its product for up to twelve months after product expiration. In December 2004, a wholesaler contacted the Company to return a significant portion of its inventory of Ganite®. The Company agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. In January 2005, the wholesaler returned $0.5 million of Ganite®. In the second quarter of 2006, the Company revised its forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, the Company reduced its sales provision by $0.3 million, to reflect this change in estimate. At June 30, 2006, the Company’s remaining provision for sales returns was $0.3 million.

In April 2002, the Company entered into a development and commercialization agreement (‘‘Collaborative Agreement’’) with Aventis. On November 8, 2004, Aventis gave notice to Genta that it was terminating its Collaborative Agreement with the Company. Under the terms of the agreement, Aventis continued to fund ongoing development activities for a six-month period. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (‘‘SAB’’) No. 104, Revenue Recognition and Emerging Issues Task Force (‘‘EITF’’) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

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

Research and Development

Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials. Reimbursements for applicable Genasense®-related costs under the Collaborative Agreement, which terminated in May 2005, were recorded as a reduction to expenses in the Consolidated Statements of Operations.

On March 23, 2006, the Company entered into an exclusive, worldwide licensing agreement with Emisphere Technologies, Inc. to develop an oral formulation of a gallium-containing compound. Under the terms of the new agreement, Genta will pay Emisphere up to $24 million only upon the achievement of certain milestones during the course of product development and royalties based upon sales. To date, no milestone payments have been made.

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the six months ended June 30, 2006 and continues to maintain a full valuation allowance against its net deferred tax assets.

Stock Options

Effective January 1, 2006, Genta adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), using the modified prospective transition method and therefore has not restated results for prior periods. Under the new standard, all share-based payments including grants of employee stock options are recognized in the Consolidated Statement of Operations based on their fair values, as pro-forma disclosure is no longer an alternative. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 8 to our Consolidated Financial Statements for a further discussion on stock-based compensation.

3.	Marketable Securities

The carrying amounts of the Company’s marketable securities, which are primarily securities of government-backed agencies, approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities is as follows ($ thousands):

	June 30, 2006	December 31, 2005
Cost	$26,508	$11,908
Gross unrealized gains	101	60
Gross unrealized losses	(12)	—
Fair value	$26,597	$11,968

During the six months ended June 30, 2006, the Company recorded $121 thousand in realized gains on the maturity of marketable securities.

The estimated fair value of each marketable security has been compared with its cost, and therefore, a net unrealized gain of $89 thousand and $60 thousand has been recognized in Accumulated other comprehensive income at June 30, 2006 and December 31, 2005, respectively.

4.	Inventory

Inventory consisted of the following ($ thousands):

	June 30, 2006	December 31, 2005
Raw materials	$191	$191
Work in process	—	—
Finished goods	167	205
	$358	$396

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

5.	Property and Equipment

Property and equipment is comprised of the following ($ thousands):

	Estimated Useful Lives	June 30, 2006	December 31, 2005
Computer equipment	3	$2,893	$2,871
Software	3	3,349	3,349
Furniture and fixtures	5	936	936
Leasehold improvements	Life of lease	410	410
Equipment	5	82	82
		7,770	7,748
Less accumulated depreciation and amortization		(7,365)	(6,671)
		$405	$1,077

6.	Prepaid Royalties

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

Common Stock

In March 2006, the Board of Directors approved an amendment to increase the number of shares of authorized common stock to 250.0 million shares from 150.0 million shares. In June 2006, the Company’s stockholders approved this amendment at the Company’s Annual Meeting of Stockholders.

In March 2006, the Company issued 19.0 million shares of its common stock at a price of $2.15 per share, raising $37.7 million, net of fees and expenses.

In September 2005, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (a ‘‘Right’’) for each outstanding share of common stock of the Company, payable to holders of record as of the close of business on September 27, 2005. Generally, the rights become exercisable upon the earlier of the close of business on the tenth business day following the first public announcement that any person or group has become a beneficial owner of 15% or more of the Company’s common stock and the close of business on the tenth business day after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming a beneficial owner of 15% or more of the Company’s common stock. Each Right shall be exercisable to purchase, for $25.00, subject to adjustment, one one-hundredth of a newly registered share of Series G Participating Cumulative Preferred Stock, par value $0.001 per share of the Company.

In August 2005, the Company issued 19.1 million shares of its common stock and received net proceeds of approximately $16.0 million.

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of June 30, 2006 and December 31, 2005, each share of Series A Preferred Stock was convertible into 10.6853 and 9.8067 shares of common stock, respectively. At June 30, 2006 and December 31, 2005, the Company had 7,700 and 9,700 shares, respectively, of Series A Convertible Preferred Stock issued and outstanding. In April 2006, a holder of 2,000 shares of Series A Convertible Preferred Stock converted these shares into the Company’s common stock in a non-cash transaction.

Series G Preferred Stock

The Company has authorized 5.0 million shares of preferred stock of which 2.0 million shares has been designated Series G Participating Cumulative Preferred. At June 30, 2006, the Company had no issued or outstanding shares of Series G Participating Cumulative Preferred Stock.

Common Stock Reserved

At June 30, 2006, the Company had 133.7 million shares of common stock outstanding, 12.8 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 5.2 million additional shares of common stock authorized for issuance and remaining to be granted under the Company’s stock option plans.

8.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’). The Company adopted SFAS 123R using the modified prospective transition method, which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite service periods of those awards, with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and are recognized on a straight-line basis over the requisite service periods of each award. The new standard also requires the Company to estimate forfeiture rates for all unvested awards, which it has done for 2006 based on its historical experience.

The Company estimates the fair value of each option award on the date of the grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (‘‘SEC’’) guidance provided in the SEC’s Staff Accounting Bulletin 107, (‘‘SAB 107’’), using a ‘‘simplified’’ method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the six months ended June 30, 2006 and 2005:

	2006	2005
Expected volatility	97%	119%
Expected dividends	—	—
Expected term (in years)	6.25	6.25
Risk-free rate	4.6%	4.3%

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options, provided the option exercise price was not less than the common stock’s fair market value on the date of the grant. The Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the three months and six months ended June 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

The following table sets forth the pro-forma net income as if the fair value method had been applied to all awards:

($ thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income applicable to common shares, as reported	$1,919	$15,944
Add: Equity related employee compensation expense included in reported net income, net of related tax effects	11	22
Deduct: Total stock-based employee compensation expense determined under fair values based method for all awards, net of related tax effects	(1,408)	(2,954)
Pro forma net income	$522	$13,012
Net income per share attributable to common shareholders:
As reported: Basic and diluted	$0.02	$0.17
Pro forma: Basic and diluted	$0.01	$0.14

For the three and six months ended June 30, 2005, selling, general and administrative expenses include $11 thousand and $22 thousand, respectively, of non-cash compensation expense related to certain stock options issued in 1999 and 2000.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations was to increase expenses and net loss by approximately $0.8 million and $1.4 million for the three and six months ended June 30, 2006, respectively. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.01 per share. The estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months and six months ended June 30, 2006 was comprised as follows:

($ thousands, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development expenses	$191	$398
Selling, general and administrative expenses	655	1,045
Total share-based compensation expense	$846	$1,443
Net share-based compensation expense, per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

As of June 30, 2006, the Company has two share-based compensation plans, which are described below.

1998 Stock Incentive Plan

In June 2006, the Company’s stockholders approved an amendment to increase the total number of shares of common stock authorized for issuance under the Company’s 1998 Stock Incentive Plan, as amended, (the ‘‘1998 Plan’’), from 18.5 million to 20.5 million shares. Pursuant to the 1998 Plan, 20.5 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The following table summarizes the option activity under the 1998 Plan as of June 30, 2006 and changes during the six months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	9,418	$5.04
Granted	1,928	$2.08
Exercised	—	—
Forfeited or expired	123	$6.98
Outstanding at June 30, 2006	11,223	$4.51	5.9	$317
Exercisable at June 30, 2006	6,969	$4.21	4.3	$76

The weighted-average grant date fair value of options granted during the three months and six months ended June 30, 2006 was $1.32 and $1.68, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Genta’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

As of June 30, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.5 years.

1998 Non-Employee Directors’ Plan

Pursuant to the Company’s 1998 Non-Employee Directors’ Plan as amended (the ‘‘Directors’ Plan’’), 3.8 million shares have been provided for the grant of non-qualified stock options to the Company’s non-employee members of the Board of Directors. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant. Initial option grants vest over a three-year period in equal increments, beginning on the first anniversary of the date of the grant. Subsequent grants, generally vest on the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the option activity under the Directors’ Plan as of June 30, 2006 and changes during the six months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,158	$6.26
Granted	135	$2.07
Exercised	100	$0.98
Forfeited or expired	—	—
Outstanding at June 30, 2006	1,193	$6.23	6.1	$129
Exercisable at June 30, 2006	1,145	$6.44	6.0	$108

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $1.67. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Genta’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The intrinsic value of stock options exercised during the six months ended June 30, 2006 was $0.2 million.

9.	Comprehensive Income

An analysis of comprehensive income is presented below:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss)/income	$(14,642)	$1,919	$(24,538)	$15,944
Change in market value on available-for-sale marketable securities	89	44	29	46
Total comprehensive (loss)/income	$(14,553)	$1,963	$(24,509)	$15,990

10.	Net (Loss)/Income per Share

The information required to compute basic and diluted net (loss)/income per share is as follows:

(amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net (loss)/income	$(14,642)	$1,919	$(24,538)	$15,944
Denominator:
Weighted average shares outstanding:
Basic	133,667	95,358	125,969	95,358
Effect of dilutive stock options, warrants and convertible preferred stock	—	173	—	177
Diluted	133,667	$95,531	125,969	95,535
Net (loss)/income per share:
Basic	$(0.11)	$0.02	$(0.19)	$0.17
Diluted	$(0.11)	$0.02	$(0.19)	$0.17

For the three months ended June 30, 2006 and 2005, 12.4 million and 10.6 million, respectively, of common shares issuable under the Company’s stock incentive plans and 0.4 million and 0.3 million, respectively, of common shares obtainable upon conversion of the Company’s Series A preferred stock and exercise of warrants were excluded from the computation of diluted (loss)/income per share because the effect of including them would have been antidilutive. Similarly, for the six months ended June 30, 2006 and 2005, 12.8 million and 10.7 million, respectively, of common shares issuable under the Company’s stock incentive plans and 0.4 million and 0.2 million, respectively, of common shares obtainable upon conversion of the Company’s Series A preferred stock and exercise of warrants were excluded from the computation of diluted (loss)/income per share because the effect of including them would have been antidilutive.

11.	Commitments and Contingencies

Litigation and Potential Claims

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. The case has proceeded to discovery.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action. Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal Shareholder derivative action. The settlement has been submitted to the court for approval and we are waiting for a determination.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs’ failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they have filed a notice of appeal.

The Company believes these litigations are without merit and will continue to vigorously defend against these suits.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements — Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

•	the Company’s financial projections;

•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;

•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;

•	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);

•	the safety and efficacy of the Company’s products;

•	the commencement and completion of clinical trials;

•	the Company’s ability to develop, manufacture and sell its products;

•	the adequacy of the Company’s capital resources and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;

•	the adequacy of the Company’s patents and proprietary rights;

•	the impact of litigation that has been brought against the Company and its officers and directors;

•	the other risks described under Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in this Form 10-Q.

We do not undertake to update any forward-looking statements.

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

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to June 30, 2006, we have incurred a cumulative net loss of $382.7 million. Management expects that such losses will continue at least until our lead product, Genasense®, receives approval from the FDA for commercial sale in one or more indications. Achievement of profitability is dependent on the timing of Genasense® regulatory approvals in the U.S. and outside the U.S. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

We have prepared our financial statements under the assumption that the Company is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $35.8 million of cash and cash equivalents and marketable securities on hand at June 30, 2006. On March 13, 2006, we sold 19.0 million shares of the Company’s common stock at a price of $2.15 per share, raising $37.7 million, net of fees and expenses. During the six months ended June 30, 2006, cash used in operating activities was $23.0 million. Management anticipates that cash outflow will increase in the upcoming months to prepare for the potential commercial approval and product launch of Genasense®. The Company should have sufficient cash funds to maintain its present operations into the first quarter of 2007.

If the New Drug Application (NDA) for Genasense® is approved, management anticipates that it will require additional cash if it undertakes to launch the product in the U.S. in the fourth quarter of 2006 in order to maximize the commercial opportunity. We have commenced discussions with several companies regarding partnerships for the further development and global commercialization of Genasense®. Those discussions are currently ongoing. Additional alternatives available to us to subsequently sustain our operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

We have completed and announced the results of Phase 3 trials of Genasense® in combination with chemotherapy in the treatment of malignant melanoma, chronic lymphocytic leukemia (CLL) and multiple myeloma.

In December 2004, we presented results from a randomized trial that was conducted in patients with relapsed or refractory CLL. In this trial, 241 patients who had relapsed or had not responded to prior therapy were treated with standard chemotherapy using fludarabine and cyclophosphamide (Flu/Cy). After stratifying patients using conventional criteria, they were randomly assigned to receive Genasense® or no additional treatment. Initial results showed that the trial achieved its primary endpoint: the proportion of patients who achieved a complete or nodular partial response (CR/nPR) was significantly improved with the addition of Genasense® to Flu/Cy chemotherapy (17% vs. 7%; P=0.025). The response required independent confirmation by an external clinical reviewer who was blinded to treatment assignment and who reviewed clinical, laboratory and radiologic data. A second independent reviewer evaluated bone marrow biopsies. Agreement between the clinical and bone marrow reviews was required in order to determine response in this study.

Extended patient follow-up in the CLL trial also showed that the duration of CR/nPR was significantly superior for patients treated with Genasense® plus chemotherapy. As of June 2005, six of the eight patients (75%) who achieved CR/nPR with chemotherapy alone have relapsed compared with five of twenty patients (25%) in the Genasense® treatment group. The median duration of CR/nPR was 22 months in the chemotherapy-alone group; the median had not been reached in the Genasense® group (P=0.03). All CR/nPR responses were ‘‘durable’’ (i.e., exceeding six months duration). Additional analysis showed that patients who achieved CR/nPR also experienced substantial clinical benefit, especially with respect to improvement of disease-related symptoms. Several secondary endpoints were not improved by the addition of Genasense®. For example, no difference was observed in overall response rate i.e., the percentage of patients who achieved CR/nPR plus partial response, or in time-to-disease progression. Overall survival will be formally evaluated in mid-2006 after all patients have completed a minimum of three years of follow-up. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

On December 28, 2005, we completed submission of an NDA to the FDA that seeks accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® had received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® had also been granted designation as an Orphan Drug by the FDA. On March 1, 2006, we announced that the NDA had been accepted for review by the FDA and set a target Prescription Drug User Fee Act (PDUFA) action date of October 29, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. We were notified by the FDA that we are scheduled to present our application in CLL to FDA’s Oncology Drug Advisory Committee (ODAC) on September 6, 2006. The advisory committee’s recommendations are not binding upon the FDA. Following its review of all our information concerning Genasense®, the FDA may refuse to approve altogether, or the FDA may ask for more data to be obtained before approval can be reconsidered. Either of these two decisions by the FDA would have a material adverse effect on our business.

One of the requirements for Accelerated Approval is that the Company will be required to conduct a confirmatory trial. We have formulated a design for such a trial, which has completed a Special Protocol Assessment (SPA) by the FDA. The SPA indicates an agreement by the FDA that the protocol fulfills certain regulatory requirements regarding design and analysis. We anticipate that the trial will initiate patient enrollment during 2006. Although Fast Track designation, Orphan Drug designation and Accelerated Approval provisions are beneficial, we cannot assure you that the NDA will be approved.

In late 2003, we filed an NDA with the FDA for Genasense® as a treatment combined with chemotherapy for patients with advanced malignant melanoma. In May 2004, the application failed to gain a majority vote for marketing approval from ODAC. As a consequence, we withdrew the NDA, which allows us to potentially resubmit the application. However, we continued long-term follow-up of patients who were enrolled in the advanced malignant melanoma trial. On May 16, 2005, we announced updated data from this trial. The updated data continued to show statistical significance for overall response, complete response and progression free survival. Statistical significance was also achieved for durable response (P=0.02). We commissioned a new, independent review of the X-rays that documented the major responses, which confirmed the originally reported responses with high concordance. Overall survival by intent-to-treat analysis did not yield a statistically significant improvement (P=0.077). Our analysis also identified a statistically significant treatment interaction effect for blood levels of an enzyme known as LDH, which was a prospectively specified stratification factor. When this effect was analyzed by treatment arm, survival was significantly superior for patients who received Genasense® (P=0.018) and who did not have an elevation in LDH at study entry (n=508).

On January 3, 2006, we announced that we had completed a Marketing Authorization Application (MAA) to the EMEA, which seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 1, 2006, we announced that we had received notice from the EMEA that our MAA had been validated for review by the EMEA, which signals the start of formal scientific assessment. As part of this process, we received scientific questions from EMEA in June 2006 and expect to make a formal response to these questions in the third quarter of 2006.

In November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet our primary endpoint. The trial had been designed to evaluate whether the addition of Genasense® to standard therapy with high-dose dexamethasone could increase the time to development of progressive disease in patients who previously had received extensive therapy. Based on the results of the Phase 3 trial, we have no plans to submit an NDA in this indication at the current time. We have not yet determined what additional clinical trials, if any, may be undertaken in patients with multiple myeloma.

In addition, we are conducting (under our own sponsorship or in conjunction with various cooperative groups) randomized trials in non-small cell lung cancer, small cell lung cancer, acute myeloid leukemia and hormone refractory prostate cancer. We are also conducting a number of non-randomized clinical trials in patients with various types of cancer, either under our own sponsorship or in collaboration with the National Cancer Institute.

On March 23, 2006, we entered into an exclusive, worldwide licensing agreement with Emisphere Technologies, Inc. to develop an oral formulation of a gallium-containing compound. Ganite® (gallium nitrate injection), Genta’s only commercialized product, is derived from this class of compounds. Under the terms of the new agreement, we will pay Emisphere up to $24 million only upon the achievement of certain milestones during the course of product development and royalties based upon sales. Emisphere will utilize its proprietary oral delivery technology, eligen®, to supply a finished oral dosage form to Genta. We will reimburse Emisphere for time and expenses, as incurred, to create the oral dosage formulation. We will be responsible for toxicology, clinical development, regulatory submissions, and worldwide commercialization. The agreement is in effect until the later of (a) receipt of initial regulatory approval or (b) expiration of all royalty and payment obligations.

In April 2002, we entered into a series of agreements with Aventis regarding the development and commercialization of Genasense®. On November 8, 2004, we received from Aventis notice of termination of the agreements between Genta and Aventis. On May 10, 2005, we announced that Genta and Aventis had signed an agreement to finalize the termination of their development and commercialization collaboration for Genasense®. Among other provisions, the Standstill and Voting Agreement and Registration Rights Agreement that were established pursuant to the Aventis investment in Genta common stock in 2002 were not terminated at that time.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

	Summary Operating Results For the three months ended June 30,
($ in thousands)		Increase (Decrease)
	2006	$	%	2005
Revenues:
License fees and royalties	$—	$(1,556)	(100%)	$1,556
Development funding	—	(6,234)	(100%)	6,234
Product sales − net	379	282	291%	97
Total revenues	379	(7,508)	(95%)	7,887
Cost of goods sold	22	25	833%	(3)
Operating expenses:
Research and development	8,637	3,086	56%	5,551
Selling, general and administrative	6,716	2,081	45%	4,635
Total operating expenses − gross	15,353	5,167	51%	10,186
Less: Aventis reimbursement	—	2,838	100%	(2,838)
Total operating expenses − net	15,353	8,005	109%	7,348
Gain on forgiveness of debt	—	(1,297)	(100%)	1,297
Other income, net	354	274	343%	80
Net (loss)/income	$(14,642)	($16,561)	(863%)	$1,919

Total revenues

Total revenues were $0.4 million for the three months ended June 30, 2006 compared with $7.9 million for the three months ended June 30, 2005. License fees and development funding revenues of $7.8 million for the three months ended June 30, 2005 were generated by the recognition of the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis in 2002 under the Collaborative Agreement. On November 8, 2004, Aventis gave six-months notice to Genta that it was terminating its Collaborative Agreement with us regarding the development and commercialization of Genasense®. We had previously determined that, due to the nature of the ongoing development work related to the Collaborative Agreement, the end of the development phase and the fair-value of the undelivered elements were not determinable. Accordingly, we deferred recognition of the initial licensing fee and up-front development funding received from Aventis and recognized these payments on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. As a result of the notice of termination of the Collaborative Agreement, we determined that the remaining deferred revenue should be recognized over the termination period. On November 9, 2004, we began to recognize the remaining deferred revenue over the six-month period ended May 8, 2005.

Product sales-net are generated from sales of Ganite®, the Company’s commercial product for the treatment of cancer-related hypercalcemia. Product sales-net for the three months ended June 30, 2006 were $0.4 million, primarily impacted by a $0.3 million favorable adjustment to provision for returns of Ganite®. In the second quarter of 2006, the Company revised its forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, the Company reduced its sales provision by $0.3 million, to reflect this change in estimate. Product sales-net in the prior-year period were $0.1 million.

Research and development expenses

Research and development expenses before reimbursement were $8.6 million for the three months ended June 30, 2006 compared with $5.6 million for the three months ended June 30, 2005. The increase is primarily due to manufacturing expenses to prepare for the production of Genasense® and expenses to prepare for regulatory review. Research and development expenses in 2006 also include the recognition of $0.2 million of stock option expense, resulting from the adoption of SFAS 123R. During the three months ended June 30, 2006, approximately $7.8 million or 91% of research and development expenses were incurred on the Genasense® project.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.7 million for the three months ended June 30, 2006 compared with $4.6 million for the three months ended June 30, 2005. The increase was primarily due to sales and marketing expenses incurred in preparation for the anticipated product launch of Genasense®. We expect these expenses to continue to increase substantially in anticipation of possible approval and product launch of Genasense®. Selling, general and administrative expenses in 2006 also include the recognition of $0.7 million of stock option expense, resulting from the adoption of SFAS 123R.

Aventis reimbursement

On May 10, 2005, we announced that Genta and Aventis had finalized a termination agreement, providing for no future financial obligations by either party. Consequently, none of the research and development expenses incurred by us during the three-month period ended June 30, 2006 were reimbursable.

Gain on Forgiveness of Debt

In May 2005, pursuant to the terms of the Collaborative Agreement with Aventis, $2.8 million of reimbursable costs accrued and owed to us by Aventis were applied against the line of credit with Aventis and the remaining balance of $1.3 million was forgiven.

Other income, net

Net other income of $0.4 million for the three months ended June 30, 2006 increased from $0.1 million for the three months ended June 30, 2005, primarily due to higher interest income resulting from higher investment balances.

Net (loss)/income

We recorded a net loss of $14.6 million, or $0.11 per share, for the three months ended June 30, 2006, compared with net income of $1.9 million, or $0.02 per share, for the three months ended June 30, 2005. The decrease is primarily due to the fact that the prior-year period included revenues of $7.8 million from the recognition of the license fee and development funding and $2.8 million from the reimbursement for research and development expenses, along with higher operating expenses in 2006, as described above.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

	Summary Operating Results For the six months ended June 30,
($ in thousands)		Increase (Decrease)
	2006	$	%	2005
Revenues:
License fees and royalties	$—	$(5,241)	(100%)	$5,241
Development funding	—	(20,988)	(100%)	20,988
Product sales − net	446	274	160%	172
Total revenues	446	(25,955)	(99%)	26,401
Cost of goods sold	38	26	217%	12
Operating expenses:
Research and development	13,387	3,966	42%	9,421
Selling, general and administrative	12,173	3,552	42%	8,621
Total operating expenses − gross	25,560	7,518	42%	18,042
Less: Aventis reimbursement	—	6,090	100%	(6,090)
Total operating expenses − net	25,560	13,608	114%	11,952
Gain on forgiveness of debt	—	(1,297)	(100%)	1,297
Other income, net	614	404	193%	210
Net (loss)/income	$(24,538)	$(40,482)	(254%)	$15,944

Total revenues

Total revenues were $0.4 million for the six months ended June 30, 2006 compared with $26.4 million for the six months ended June 30, 2005. License fees and development funding revenues of $26.2 million for the six months ended June 30, 2005 were generated by the recognition of the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis in 2002 under the Collaborative Agreement.

Product sales-net of Ganite® for the six months ended June 30, 2006 were $0.4 million, primarily impacted by a $0.3 million favorable adjustment to provision for returns of Ganite®. In the second quarter of 2006, the Company revised its forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, the Company reduced its sales provision by $0.3 million, to reflect this change in estimate. Product sales-net in the prior-year period were $0.2 million.

Research and development expenses

Research and development expenses before reimbursement were $13.4 million for the six months ended June 30, 2006 compared with $9.4 million for the six months ended June 30, 2005. The increase in expenses is primarily due to manufacturing expenses to prepare for the production of Genasense® and expenses to prepare for regulatory review. In addition, expenses in 2006 include the recognition of $0.4 million of stock option expense, resulting from the adoption of SFAS 123R. During the six months ended June 30, 2006, approximately $12.2 million or 91% of research and development expenses were incurred on the Genasense® project.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.2 million for the six months ended June 30, 2006 compared with $8.6 million for the six months ended June 30, 2005. The increase in expenses is primarily due to sales and marketing expenses incurred in preparation for the anticipated product launch of Genasense®. In addition, expenses in 2006 include the recognition of $1.0 million of stock option expense, resulting from the adoption of SFAS 123R.

Other income, net

Net other income of $0.6 million for the six months ended June 30, 2006 increased from $0.2 million for the six months ended June 30, 2005, primarily due to higher interest income and realized gains on the maturity of marketable securities resulting from higher investment balances.

Net (loss)/income

We recorded a net loss of $24.5 million, or $0.19 per share, for the six months ended June 30, 2006, compared with net income of $15.9 million, or $0.17 per share, for the six months ended June 30, 2005. The decrease is primarily due to the fact that the prior-year period included revenues of $26.2 million from the recognition of the license fee and development funding and $6.1 million from the reimbursement for research and development expenses, along with higher operating expenses in 2006, as described above.

Liquidity and capital resources

At June 30, 2006, we had cash, cash equivalents and marketable securities totaling $35.8 million compared with $21.3 million at December 31, 2005. Cash used in operating activities was $23.0 million for the six months ended June 30, 2006, compared with $21.6 million for the six months ended June 30, 2005, reflecting additional spending in anticipation of potential commercial approval and product launch of Genasense®.

Management anticipates an increase in spending in upcoming months up to an average rate of approximately $5 million per month. The Company should have sufficient cash funds to maintain its present operations into the first quarter of 2007.

We have prepared our financial statements under the assumption that the Company is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, (see Item 1A, Risk Factors).

On March 13, 2006, we sold 19.0 million shares of the Company’s common stock at a price of $2.15 per share for gross proceeds of $40.9 million, before fees and expenses. After deducting fees and expenses, we received net proceeds of $37.7 million.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 we accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all public entities that used the fair-value method for either recognition or disclosure under SFAS 123 to apply the modified prospective transition method as of the required effective date. As a result, we adopted the provisions of SFAS 123R using this method, effective January 1, 2006. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS 123R increased our expenses and reported net loss by $0.8 million and $1.4 million for the three and six months ended June 30, 2006, respectively.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), ‘‘Accounting for Uncertainty in Income Taxes.’’ FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The company is currently evaluating the potential impact of FIN 48 on its financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our carrying values of cash and cash equivalents, marketable securities, accounts payable and accrued expenses are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies (see Note 2 to our Consolidated Financial Statements). We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2006.

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b), Genta’s Chief Executive Officer and Chief Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. The case has proceeded to discovery.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action. Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal Shareholder derivative action. The settlement has been submitted to the court for approval and we are waiting for a determination.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs’ failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they have filed a notice of appeal.

The Company believes these litigations are without merit and will continue to vigorously defend against these suits.

Item 1A.    Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2005 before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as Ganite® and Genasense®, depends, in large part, on the success of our clinical development programs, our efforts to obtain regulatory approvals and our sales and marketing efforts directed at physicians, patients and third-party payors. A number of factors could affect these efforts, including:

•	our ability to demonstrate clinically that our products are useful and safe in particular indications;

•	delays or refusals by regulatory authorities in granting marketing approvals;

•	our limited financial resources and sales and marketing experience relative to our competitors;

•	actual and perceived differences between our products and those of our competitors;

•	the availability and level of reimbursement for our products by third-party payors;

•	incidents of adverse reactions to our products;

•	side effects or misuse of our products and the unfavorable publicity that could result; and

•	the occurrence of manufacturing, supply or distribution disruptions.

We cannot assure you that Genasense® will receive FDA or EMEA approval. Our financial condition and results of operations have been and will continue to be significantly affected by FDA and EMEA action with respect to Genasense®. Any adverse events with respect to FDA and/or EMEA approvals could negatively impact our ability to obtain additional funding or identify potential partners.

For example, on January 3, 2006, we announced that we had completed a Marketing Authorization Application, or MAA, to the EMEA that seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. The centralized licensing procedure provides a single marketing authorization that is valid in all 25-member states of the European Community. Review of the application is coordinated by the EMEA, and Spain and France have been appointed as rapporteur and co-rapporteur countries, respectively. On February 1, 2006, we announced that we had received notice from the EMEA that its MAA had been validated for review by the EMEA, which signals the start of formal scientific assessment. As part of this process, we received scientific questions from EMEA in June 2006 and expect to make a formal response to these questions in the third quarter of 2006.

On December 28, 2005, we completed submission of an NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® has received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® has also been granted designation as an Orphan Drug by the FDA. On March 1, 2006, we announced that the NDA had been accepted for review by the FDA with a target action date of October 29, 2006. However, acceptance of this NDA does not necessarily lead to FDA approval. After reviewing in May 2005 a summary of our preliminary clinical data that were released in November 2004 from our CLL trial, the FDA expressed concern that simply achieving statistical significance in the primary endpoint (complete plus nodular partial responses [CR/nPR]) may not be likely to convey or predict clinical benefit, particularly absent improvement in time-to-progression. Subsequent to preparation of the preliminary data summary, we compiled additional information to support our claims of clinical benefit. First, the proportion of patients who relapsed from CR/nPR increased substantially over time from 25% to 75% in the patient group treated with chemotherapy alone. By contrast, the comparable increase in the Genasense® group was 16% to 25%, which indicated lower risk of relapse. Second, the preliminary clinical data indicated that the median duration of CR/nPR had not been reached in either treatment group. Further follow-up showed that CR/nPRs achieved with the addition of Genasense® to chemotherapy were significantly longer when compared with those responses achieved with chemotherapy alone. For example, the median CR/nPR duration in the chemotherapy alone group was reached at 22 months, whereas the median has still not been reached in the Genasense® group [P=0.03]. Third, we had prospectively collected data regarding specific parameters of disease-related morbidity, including but not limited to symptoms. Subsequent analysis of these data showed that patients in the Genasense® treatment group who achieved CR/nPR also attained substantial improvement in these disease parameters. The NDA that was submitted by us in December 2005, which includes these data, was subsequently accepted for review by the FDA in February 2006.

We were notified by the FDA that we are scheduled to present our application in CLL to FDA’s ODAC on September 6, 2006. The advisory committee’s recommendations are not binding upon the FDA. Following its review of all our information concerning Genasense®, the FDA may refuse to approve altogether, or may ask for more data to be obtained, so that approval can be reconsidered. Any of these decisions by the FDA would have a material adverse effect on our business. One requirement for Accelerated Approval is that we will be required to conduct a confirmatory trial. We have formulated a design for such a trial, which has completed a SPA by FDA. The SPA indicates an agreement by FDA that the protocol fulfills certain regulatory requirements regarding design and analysis. We anticipate that the trial will initiate patient enrollment during 2006. Although Fast Track designation, Orphan Drug designation and Accelerated Approval provisions are beneficial, we cannot assure you that the NDA will be approved. In particular, the FDA may not be satisfied that achievement of the primary endpoint used in our recent clinical trial, which was an increased proportion of complete responses/nodular partial responses compared to patients treated with standard chemotherapy, is a sufficient basis for approval. Further, increased symptom-free time may not be considered to be sufficient demonstration of clinical benefit.

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

Our operations to date have required significant cash expenditures. As a result of Aventis’ termination of the Collaborative Agreement, after May 8, 2005, we became solely responsible for all Genasense® related costs. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, we will need to raise additional funds. On March 13, 2006, we sold 19.0 million shares of the Company’s common stock at a price of $2.15 per share, raising $37.7 million, net of fees and expenses. During the six month period ended June 30, 2006, cash used in operating activities was $23.0 million.

Management anticipates an increase in spending in upcoming months up to an average rate of approximately $5 million per month. The Company should have sufficient cash funds to maintain its present operations into the first quarter of 2007.

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

If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and product development programs and sales and marketing activity;

•	license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.

We intend to be a direct marketer of some products in the United States. This effort will consume large amounts of our resources and management time and we may not be successful in our efforts.

Currently we do not have a sales force. Our sales force was eliminated in 2004 following our decision to withdraw the NDA for Genasense® for the treatment of advanced melanoma. We intend to recruit a sales force in the second half of 2006. In January 2006, we announced that we had appointed W. Lloyd Sanders as Vice-President of Sales and Marketing. Most recently, Mr. Sanders was Vice President, Oncology Sales, at sanofi-aventis Group. We have hired a core team of seasoned managers in sales and marketing. If we are unable to recruit a sales force capable of marketing our products, our sales will be adversely affected, and the commercial success of our products will be limited.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to June 30, 2006, we have incurred a cumulative net loss of $382.7 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA for commercial sale in one or more indications.

        Our business depends heavily on a small number of products.

We currently market and sell one product, Ganite® and the principal patent covering its use for the approved indication expired in April 2005. We do not expect to expand our marketed product portfolio significantly in the short term unless Genasense® receives marketing approval. If Genasense® is not approved, if approval is significantly delayed, or if in the event of approval the product is commercially unsuccessful, we do not expect significant sales of other products to offset this loss of potential revenue.

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

Our success will depend to a large extent on our ability to:

•	obtain U.S. and foreign patent or other proprietary protection for our technologies, products and processes;

•	preserve trade secrets; and

•	operate without infringing the patent and other proprietary rights of third parties.

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

The principal patent covering the use of Ganite® for its approved indication, including Hatch-Waxman extensions, expired in April 2005.

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

There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidates or the inability to commercialize any of our product candidates. The possibility exists that:

•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved;

•	the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•	institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

•	subjects may drop out of our clinical trials;

•	our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials; and

•	the cost of our clinical trials may be greater than we currently anticipate.

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

Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

•    inability to obtain sufficient quantities of materials for use in clinical trials;

•    inability to adequately monitor patient progress after treatment;

•    unforeseen safety issues;

•    the failure of the products to perform well during clinical trials and

•    government or regulatory delays.

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

Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of our products or product candidates, entail higher costs and result in us being unable to effectively commercialize our products. Furthermore, if our third-party manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenues.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no significant acquisition or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. The case has proceeded to discovery.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action. Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal Shareholder derivative action. The settlement has been submitted to the court for approval and we are waiting for a determination.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs’ failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they have filed a notice of appeal.

The Company believes these litigations are without merit and will continue to vigorously defend against these suits.

        Risks Related to Our Common Stock

Provisions in our restated certificate of incorporation and bylaws and Delaware law may discourage a takeover and prevent our stockholders from receiving a premium for their shares.

Provisions in our restated certificate of incorporation and bylaws may discourage third parties from seeking to obtain control of us and, therefore, could prevent our stockholders from receiving a premium for their shares. Our restated certificate of incorporation gives our board of directors the power to issue shares of preferred stock without approval of the holders of common stock. Any preferred stock that is issued in the future could have voting rights, including voting rights that could be superior to that of our common stock. The affirmative vote of 66 2/3% of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the amendment of certain provisions of our certificate of incorporation. Our bylaws contain provisions that regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which contains restrictions on stockholder action to acquire control of us.

On September 16, 2005, we announced that our Board of Directors approved a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right, which we refer to as a Right, for each share of our common stock held of record as of the close of business on September 27, 2005. In addition, Rights shall be issued in respect of all shares of common stock issued after such date, including the shares issued hereunder, pursuant to the Plan. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire us, including an accumulation of shares in the open market, a partial or two-tier tender offer that does not treat all stockholders equally and other activities that the Board believes are not in the best interests of shareholders. The Rights may discourage a takeover and prevent our stockholders from receiving a premium for their shares.

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

The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and likely will continue to be highly volatile. Factors that could have a significant impact on the future price of our common stock include but are not limited to:

•	the results of preclinical studies and clinical trials by us or our competitors;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	government regulation;

•	developments in patent or other proprietary rights by us or our respective competitors, including litigation;

•	fluctuations in our operating results; and

•	market conditions for biopharmaceutical stocks in general.

At June 30, 2006, we had 133.7 million shares of common stock outstanding, 12.8 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 5.2 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders, herein after referred to as the Annual Meeting, on June 16, 2006.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors' nominees for directors listed in the definitive proxy statement of the Company dated as of April 28, 2006. All of the Board of Directors' nominees were elected.

(c) At the Annual Meeting, Stockholders voted to approve all resolutions that were proposed in the proxy statement. Briefly described below is each resolution voted upon at the Annual Meeting and the corresponding results.

(i) Election of seven directors. The result of the voting was as follows:

Directors	Votes For	Withheld
Raymond P. Warrell, Jr., M.D.	114,798,206	5,924,100
Martin J. Driscoll	114,943,350	5,778,956
Jerome E. Groopman, M.D.	114,864,563	5,857,743
Betsy McCaughey, Ph.D.	114,860,737	5,861,569
Christopher P. Parios	114,975,000	5,747,306
Daniel D. Von Hoff, M.D.	110,371,960	10,350,346
Douglas G. Watson	113,129,263	7,593,043

(ii) Approval of an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of capital stock available for issuance. The result of the voting was as follows:

For:	104,340,544 votes
Against:	9,199,915 votes
Abstain:	7,181,844 votes

(iii) Approval of an amendment to the Company’s 1998 Stock Incentive Plan to increase the number of shares authorized under the Plan. The result of the voting was as follows:

For:	19,695,573 votes
Against:	7,997,683 votes
Abstain:	6,956,129 votes

(iv) Ratification of the selection of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2006. The result of the voting was as follows:

For:	112,667,883 votes
Against:	810,272 votes
Abstain:	7,244,151 votes

Item 5.    Other Information

On July 21, 2006, Jerome Groopman, M.D. announced his resignation from the Board of Directors of the Company for personal health reasons. The resignation did not result from a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Item 6.    Exhibits.

(a)	Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Amendment of Restated Certificate of Incorporation of Genta Incorporated, dated June 16, 2006 (filed herewith)
4.1	Genta Incorporated 1998 Incentive Stock Plan (Amended and Restated effective April 5, 2006) (filed herewith)
10.1	Employment Agreement, dated as of March 28, 2006, between the Company and Loretta M. Itri., M.D. (filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated
Date: August 8, 2006
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)
Date: August 8, 2006
/s/ RICHARD J. MORAN
Richard J. Moran
Senior Vice President, Chief Financial Officer and Corporate Secretary
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Certificate of Amendment of Restated Certificate of Incorporation of Genta Incorporated, dated June 16, 2006 (filed herewith)
4.1	Genta Incorporated 1998 Incentive Stock Plan (Amended and Restated effective April 5, 2006) (filed herewith)
10.1	Employment Agreement, dated as of March 28, 2006, between the Company and Loretta M. Itri., M.D. (filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)