Form 10-Q
period 2006-09-30
GENTA INC DE/
filed 2006-11-07
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes                    No

As of October 31, 2006, the registrant had 153,724,815 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value data)	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$28,754	$9,314
Marketable securities (Note 3).	11,363	11,968
Accounts receivable – net of allowances of $44 at September 30, 2006 and $40 at December 31, 2005, respectively	37	59
Inventory (Note 4)	317	396
Prepaid expenses and other current assets	835	1,655
Total current assets	41,306	23,392
Property and equipment, net (Note 5)	316	1,077
Prepaid royalties (Note 6)	1,268	1,268
Other assets	1,670	1,649
Total assets	$44,560	$27,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,183	$10,960
Notes payable	118	729
Total current liabilities	13,301	11,689
Commitments and contingencies (Note 11)
Stockholders' equity (Note 7):
Preferred stock, 5,000 shares authorized	—	—
Series A convertible preferred stock, $.001 par value; 8 and 10 shares issued and outstanding, liquidation value of $385 and $485 at September 30, 2006 and December 31, 2005, respectively.	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; 250,000 and 150,000 shares authorized, 153,725 and 114,550 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	154	115
Additional paid-in capital	428,723	373,709
Accumulated deficit	(397,664)	(358,187)
Accumulated other comprehensive income	46	60
Total stockholders' equity	31,259	15,697
Total liabilities and stockholders' equity	$44,560	$27,386

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Revenues:
License fees and royalties	$—	$—	$—	$5,241
Development funding	—	—	—	20,988
Product sales – net (Note 2)	145	86	591	259
Total revenues	145	86	591	26,488
Cost of goods sold	41	22	79	35
Operating expenses:
Research and development	8,514	4,619	21,900	14,040
Selling, general and administrative	6,939	3,495	19,112	12,116
Loss on disposition of property and equipment	—	1	—	4
Total operating expenses – gross	15,453	8,115	41,012	26,160
sanofi-aventis reimbursement	—	—	—	(6,090)
Total operating expenses – net	15,453	8,115	41,012	20,070
Other income/(expense):
Gain on forgiveness of debt	—	—	—	1,297
Gain on maturity of marketable securities	124	—	245	—
Interest income and other income, net	303	147	829	436
Interest expense	(18)	—	(51)	(75)
Total other income, net	409	147	1,023	1,658
Net (loss)/income	$(14,940)	$(7,904)	$(39,477)	$8,041
Net (loss)/income per basic and diluted share (Note 10)	$(0.11)	$(0.07)	$(0.31)	$0.08
Shares used in computing net (loss)/income per basic share	135,587	105,629	129,116	98,820
Shares used in computing net (loss)/income per diluted share	135,587	105,629	129,116	99,015

See accompanying notes to consolidated financial statements

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005
Operating activities:
Net (loss)/income	$(39,477)	$8,041
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	843	1,723
Stock-based compensation (Note 8)	2,298	—
Provision for sales returns	(300)	—
Gain on maturity of marketable securities	(245)	—
Loss on disposition of property and equipment	—	4
Compensation expense related to certain stock options issued in 1999 and 2000	—	34
Non-cash reimbursement of research and development expense	—	(6,090)
Provision for excess inventory	—	(21)
Gain on forgiveness of debt	—	(1,297)
Amortization of deferred revenues	—	(26,228)
Changes in operating assets and liabilities:
Accounts receivable	22	(44)
Inventory (Note 4)	79	55
Prepaid expenses and other current assets	820	1,280
Accounts payable and accrued expenses	2,433	(6,538)
Other assets	(21)	(15)
Net cash used in operating activities	(33,548)	(29,096)
Investing activities:
Purchase of marketable securities (Note 3)	(34,880)	(21,839)
Maturities of marketable securities (Note 3)	35,716	11,763
Purchase of property and equipment	(83)	(56)
Proceeds from sale of property and equipment	—	34
Net cash provided by/(used in) investing activities	753	(10,098)
Financing activities:
Repayments of note payable	(611)	(687)
Issuance of common stock, net (Note 7)	52,691	16,297
Issuance of common stock upon exercise of stock options	155	—
Net cash provided by financing activities	52,235	15,610
Increase/(decrease) in cash and cash equivalents	19,440	(23,584)
Cash and cash equivalents at beginning of period	9,314	36,489
Cash and cash equivalents at end of period	$28,754	$12,905

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.	Organization and Business

Genta Incorporated (‘‘Genta’’ or the ‘‘Company’’) is a biopharmaceutical company engaged in drug research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is currently dependent on the timing of Genasense® regulatory approvals. Any adverse events with respect to approvals by the U.S. Food and Drug Administration (‘‘FDA’’) and/or European Medicines Agency (‘‘EMEA’’) could negatively impact the Company’s ability to obtain additional funding or identify potential partners.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $40.1 million of cash, cash equivalents and marketable securities on hand at September 30, 2006. On September 25, 2006, the Company sold 20.0 million shares of its common stock at a price of $0.79 per share for gross proceeds of $15.8 million, before fees and expenses. After deducting fees and expenses the Company received net proceeds of $14.9 million. Net cash used in operating activities during the nine months ended September 30, 2006 was $33.5 million, which represents an average monthly outflow of $3.7 million. The Company should have sufficient cash funds to maintain its operations for the next twelve months.

On September 6, 2006, the Oncologic Drugs Advisory Committee (‘‘ODAC’’) voted seven to three not to recommend approval of Genasense® (oblimersen sodium) Injection for the treatment of patients with relapsed or refractory chronic lymphocytic leukemia (‘‘CLL’’). While ODAC’s recommendation is not binding, the FDA will consider this opinion during completion of its ongoing review of the Genasense® New Drug Application (‘‘NDA’’), which had a target action date for a marketing approval decision by October 29, 2006. The Company requested a meeting with the FDA and submitted additional data analyses in support of the NDA. On October 30, 2006, the Company announced that the FDA determined that the new information constituted a major amendment to the NDA and extended the review period for ninety days to January 29, 2007.

The Company also has a pending Marketing Authorization Application (‘‘MAA’’) before the European Medicines Agency (‘‘EMEA’’) for the use of Genasense® plus chemotherapy for treatment of patients with advanced melanoma. The Company currently anticipates that a regulatory opinion on the MAA will be issued during the first quarter of 2007.

Irrespective of whether the co-pending NDA and MAA for Genasense® are approved, the Company anticipates that it will require additional cash in order to maximize this commercial opportunity and continue its clinical development opportunities. The Company has had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of September 30, 2006 have been considered in preparing the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Revenue Recognition

Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and the Company is reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company allows return of its product for up to twelve months after product expiration. In December 2004, a wholesaler contacted the Company to return a significant portion of its inventory of Ganite®. The Company agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. In January 2005, the wholesaler returned $0.5 million of Ganite®. In the second quarter of 2006, the Company revised its forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, the Company reduced its sales return provision by $0.3 million, to reflect this change in estimate. At September 30, 2006, the Company’s remaining provision for sales returns was $0.3 million.

In April 2002, the Company entered into a development and commercialization agreement (‘‘Collaborative Agreement’’) with Aventis, a member of the sanofi-aventis group (‘‘Aventis’’). On November 8, 2004, Aventis gave notice to Genta that it was terminating its Collaborative Agreement with the Company. Under the terms of the agreement, Aventis continued to fund ongoing development activities for a six-month period. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (‘‘SAB’’) No. 104, Revenue Recognition and Emerging Issues Task Force (‘‘EITF’’) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

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

The Company determined that, due to the nature of the ongoing development work related to its Collaborative Agreement with Aventis, the end of the development phase and the fair value of the undelivered elements were not determinable. Accordingly, the Company deferred recognition of the initial licensing fee and up-front development funding received from Aventis and recognized these payments on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. As a result of the notice of termination of the agreement with Aventis, the remaining deferred revenue was recognized over the six-month termination notice period from November 2004 to May 2005.

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

Cash, Cash Equivalents and Marketable Securities

The carrying amounts of cash, cash equivalents and marketable securities approximate fair value due to the short-term nature of these instruments. Marketable securities primarily consist of government securities, all of which are classified as available-for-sale. Management determines the appropriate classification of securities at the time of purchase and reassesses the classification at each reporting date.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements incurred in the renovation of the Company’s corporate offices are being amortized over the remaining life of the leases. The Company’s policy is to evaluate the appropriateness of the carrying value of the undepreciated value of long-lived assets. If such evaluation were to indicate an impairment of assets, such impairment would be recognized by a write-down of the applicable assets.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the nine months ended September 30, 2006 and continues to maintain a full valuation allowance against its net deferred tax assets.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2007. The Company does not expect the adoption of SAB No. 108 to have a material effect on its financial statements.

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. The Company is required to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 may have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, with limited exceptions, this pronouncement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As the Company does not have any defined benefit pension plans or other postretirement plans, it does not expect the adoption of this standard to have any impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements.

3.	Marketable Securities

The carrying amounts of the Company’s marketable securities, which are primarily securities of government-backed agencies, approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities is as follows ($ thousands):

	September 30, 2006	December 31, 2005
Cost	$11,317	$11,908
Gross unrealized gains	49	60
Gross unrealized losses	(3)	—
Fair value	$11,363	$11,968

During the three and nine months ended September 30, 2006, the Company recorded $124 thousand and $245 thousand, respectively, in realized gains on the maturity of marketable securities.

The estimated fair value of each marketable security has been compared with its cost, and therefore, a net unrealized gain of $46 thousand and $60 thousand has been recognized in Accumulated other comprehensive income at September 30, 2006 and December 31, 2005, respectively.

4.	Inventory

Inventory consisted of the following ($ thousands):

	September 30, 2006	December 31, 2005
Raw materials	$191	$191
Work in process	—	—
Finished goods	126	205
	$317	$396

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

5.	Property and Equipment

Property and equipment is comprised of the following ($ thousands):

	Estimated Useful Lives	September 30, 2006	December 31, 2005
Computer equipment	3	$2,950	$2,871
Software	3	3,352	3,349
Furniture and fixtures	5	936	936
Leasehold improvements	Life of lease	410	410
Equipment	5	183	82
		7,831	7,748
Less accumulated depreciation and amortization		(7,515)	(6,671)
		$316	$1,077

6.	Prepaid Royalties

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

Common Stock

In September 2006, the Company issued 20.0 million shares of its common stock at a price of $0.79 per share, raising $14.9 million, net of fees and expenses.

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

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of September 30, 2006 and December 31, 2005, each share of Series A Preferred Stock was convertible into 11.9813 and 9.8067 shares of common stock, respectively. At September 30, 2006 and December 31, 2005, the Company had 7,700 and 9,700 shares, respectively, of Series A Convertible Preferred Stock issued and outstanding.

Common Stock Reserved

At September 30, 2006, the Company had 153.7 million shares of common stock outstanding, 13.0 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 4.9 million additional shares of common stock authorized for issuance and remaining to be granted under the Company’s stock option plans.

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

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (‘‘SEC’’) guidance provided in the SEC’s Staff Accounting Bulletin 107, (‘‘SAB 107’’), using a ‘‘simplified’’ method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005
Expected volatility	97%	118%
Expected dividends	—	—
Expected term (in years)	6.25	6.25
Risk-free rate	4.6%	4.3%

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options, provided the option exercise price was not less than the common stock’s fair market value on the date of the grant. The Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company’s net loss and net loss per share for the three months ended September 30, 2005 would have been increased and Company’s net income and net income per share for the nine months ended September 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

The following table sets forth the pro-forma net (loss)/income as if the fair value method had been applied to all awards:

($ thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income/(loss) applicable to common shares, as reported	$(7,904)	$8,041
Add: Equity related employee compensation expense included in reported net income, net of related tax effects	11	34
Deduct: Total stock-based employee compensation expense determined under fair values based method for all awards, net of related tax effects	(1,291)	(4,248)
Pro forma net income/(loss)	$(9,184)	$3,827
Net income/(loss) per share attributable to common shareholders:
As reported: Basic and diluted	$(0.07)	$0.08
Pro forma: Basic and diluted	$(0.09)	$0.04

For the three and nine months ended September 30, 2005, selling, general and administrative expenses include $11 thousand and $34 thousand, respectively, of non-cash compensation expense related to certain stock options issued in 1999 and 2000.

The Company recorded a SFAS 123R adjustment in the amount of approximately $0.9 million and $2.3 million for the three and nine months ended September 30, 2006, respectively. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.01 per share and $0.02 per share, respectively. The estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months and nine months ended September 30, 2006 was comprised as follows:

($ thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development expenses	$342	$740
Selling, general and administrative expenses	513	1,558
Total share-based compensation expense	$855	$2,298
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.02

As of September 30, 2006, the Company has two share-based compensation plans, which are described below.

1998 Stock Incentive Plan

In June 2006, the Company’s stockholders approved an amendment to increase the total number of shares of common stock authorized for issuance under the 1998 Plan from 18.5 million to 20.5 million shares. Pursuant to the Company’s 1998 Stock Incentive Plan, as amended (the ‘‘1998 Plan’’), 20.5 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The following table summarizes the option activity under the 1998 Plan as of September 30, 2006 and changes during the nine months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	9,418	$5.04
Granted	2,590	$1.94
Exercised	—	—
Forfeited or expired	173	$7.12
Outstanding at September 30, 2006	11,835	$4.33	5.3	$—
Exercisable at September 30, 2006	7,031	$4.17	4.1	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at September 30, 2006. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $1.23 and $1.56, respectively.

As of September 30, 2006, there was approximately $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.4 years.

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

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the option activity under the Directors’ Plan as of September 30, 2006 and changes during the nine months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,158	$6.26
Granted	135	$2.07
Exercised	155	$1.00
Forfeited or expired	302	$7.20
Outstanding at September 30, 2006	836	$6.22	6.0	$—
Exercisable at September 30, 2006	804	$6.42	5.9	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at September 30, 2006. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $1.67. The intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $0.2 million.

9.	Comprehensive Income

An analysis of comprehensive income is presented below:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss)/income	$(14,940)	$(7,904)	$(39,477)	$8,041
Net change in market value on available-for-sale marketable securities	(42)	38	(14)	74
Total comprehensive (loss)/income	$(14,982)	$(7,866)	$(39,491)	$8,115

10.	Net (Loss)/Income per Share

The information required to compute basic and diluted net (loss)/income per share is as follows:

(amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net (loss)/income	$(14,940)	$(7,904)	$(39,477)	$8,041
Denominator:
Weighted average shares outstanding:
Basic	135,587	105,629	129,116	98,820
Effect of dilutive stock options, warrants and convertible preferred stock	—	—	—	195
Diluted	135,587	105,629	129,116	99,015
Net (loss)/income per share:
Basic and diluted	$(0.11)	$(0.07)	$(0.31)	$0.08

For the three months ended September 30, 2006 and 2005, 12.7 million and 10.8 million, respectively, of common shares issuable under the Company’s stock incentive plans and 0.3 million and 0.4 million, respectively, of common shares obtainable upon conversion of the Company’s Series A preferred stock and exercise of warrants were excluded from the computation of diluted (loss)/income per share because the effect of including them would have been antidilutive. Similarly, for the nine months ended September 30, 2006 and 2005, 12.7 million and 10.0 million, respectively, of common shares issuable under the Company’s stock incentive plans and 0.3 million for both periods, of common shares obtainable upon conversion of the Company’s Series A preferred stock and exercise of warrants were excluded from the computation of diluted (loss)/income per share because the effect of including them would have been antidilutive.

11.	Commitments and Contingencies

Litigation and Potential Claims

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. Non-binding mediation in March 2006 did not produce a settlement and the case proceeded to discovery.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. The final settlement hearing is scheduled for May 7, 2007 to determine whether the proposed settlement is fair and reasonable, whether the final judgment should be entered and whether attorneys’ fees and expenses should be awarded to plaintiffs’ counsel. On October 31, 2006, the Company and the defendants entered into a Release and Settlement Agreement with the Company’s insurance carrier, pursuant to which the Company’s insurance will cover the settlement fee, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action.

Based on facts substantially similar to those asserted in the securities actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs’ failure to make a pre-suit demand on Genta's Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied. An appeal of the dismissal of the complaint is pending and a briefing schedule for the appeal has been set.

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

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to September 30, 2006, we have incurred a cumulative net loss of $397.7 million. Management expects that such losses will continue at least until our lead product, Genasense®, receives approval from the FDA or EMEA for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

We have prepared our financial statements under the assumption that the Company is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $40.1 million of cash and cash equivalents and marketable securities on hand at September 30, 2006. On September 25, 2006, we sold 20.0 million shares of the Company’s common stock at a price of $0.79 per share, raising $14.9 million, net of fees and expenses. On March 13, 2006, we sold 19.0 million shares of the Company’s common stock at a price of $2.15 per share, raising $37.7 million, net of fees and expenses. During the nine months ended September 30, 2006, cash used in operating activities was $33.5 million. The Company should have sufficient cash funds to maintain its operations for the next twelve months.

Irrespective of whether the co-pending New Drug Application, or NDA, and Marketing Authorization Approval, or MAA, for Genasense® are approved, we anticipate that we will require additional cash in order to maximize the commercial opportunity and continue its clinical development opportunities. We have had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

We have completed and announced the results of Phase 3 trials of Genasense® in combination with chemotherapy in the treatment of advanced melanoma, chronic lymphocytic leukemia (CLL) and multiple myeloma.

Our Phase 3 trial in CLL was conducted in patients with relapsed or refractory disease. In this trial, 241 patients who had relapsed or had not responded to prior therapy were treated with standard chemotherapy using fludarabine and cyclophosphamide (Flu/Cy). After stratifying patients using conventional criteria, they were randomly assigned to receive Genasense® or no additional treatment. Initial results showed that the trial achieved its primary endpoint: the proportion of patients who achieved a complete or nodular partial response (CR/nPR) was significantly increased with the addition of Genasense® to Flu/Cy chemotherapy (17% vs. 7%; P=0.025).

Extended patient follow-up in the CLL trial also showed that the duration of CR/nPR was significantly superior for patients treated with Genasense® plus chemotherapy. The median duration of CR/nPR was 22 months in the chemotherapy-alone group; the median had not been reached in the Genasense® group (P=0.03). Additional analysis showed that patients who achieved CR/nPR experienced substantial clinical benefit, especially with respect to improvement of disease-related signs and symptoms. Several secondary endpoints were not improved by the addition of Genasense®. For example, no difference was observed in overall response rate (i.e., the percentage of patients who achieved CR/nPR plus partial response), or in time-to-disease progression, or overall survival. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

On December 28, 2005, we completed submission of an NDA to the FDA that seeks accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who have previously received fludarabine. Genasense® received Fast Track designation by the FDA in CLL, meaning that the indication represents an unmet medical need. Genasense® also was granted designation as an Orphan Drug by the FDA. On March 1, 2006, we announced that the NDA had been accepted for review by the FDA and set a target action date for a marketing approval decision by October 29, 2006 under the Prescription Drug User Fee Act (PDUFA).

One requirement for Accelerated Approval is that the Company would be required to conduct a confirmatory trial. We have formulated a design for such a trial, which has completed a Special Protocol Assessment (SPA) by the FDA. The SPA reflects agreements by the FDA regarding aspects of design and analysis.

On September 6, 2006, the Oncologic Drugs Advisory Committee (ODAC) voted seven to three not to recommend approval of Genasense® for the treatment of patients with relapsed or refractory CLL. While ODAC’s recommendation is not binding, the FDA will consider this opinion during completion of its ongoing review of the Genasense® NDA, which had a target action date for a marketing approval decision by October 29, 2006. We requested a meeting with the FDA and submitted additional data analyses in support of the NDA. On October 30, 2006, we announced that the FDA determined that the new information constituted a major amendment to the NDA and extended the review period for ninety days to January 29, 2007. We will continue working with the FDA regarding their review of this application.

In May 2004, a majority of the ODAC failed to recommend approval of our NDA for Genasense® plus chemotherapy as a treatment for patients with advanced melanoma. As a consequence, we withdrew the NDA, which allows us to potentially resubmit the application. We continued long-term follow-up of patients who were enrolled in the melanoma trial and we announced updated data from this trial in 2005, which were published in a scientific journal in October 2006. The updated data showed statistically significant increases in overall response, complete response, durable response and progression-free survival. An independent review of the X-rays confirmed the previously reported major responses with high concordance. Overall survival by intent-to-treat analysis, which was the study’s primary endpoint, approached but did not reach statistically significant improvement (P=0.077). Our analysis also identified a statistically significant treatment interaction effect for blood levels of an enzyme known as LDH, which was a prospectively specified stratification factor. When this effect was analyzed by treatment arm, survival was significantly superior for patients who received Genasense® (P=0.018) and who did not have an elevation in LDH at study entry (n=508).

On January 3, 2006, we announced that we had completed a MAA to the EMEA, which seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 1, 2006, we announced that we had received notice from the EMEA that our MAA had been validated for review by the EMEA, which signals the start of formal scientific assessment. As part of this process, we received scientific questions from EMEA in June 2006 and the formal response to these questions was made in October 2006. We currently anticipate that a regulatory opinion on the MAA will be issued in the first quarter of 2007.

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

In addition, we are conducting (under our own sponsorship or in conjunction with various cooperative groups) randomized trials in non-small cell lung cancer, small cell lung cancer and hormone refractory prostate cancer, as well as a randomized Phase 3 trial in acute myeloid leukemia. We expect that data from several of these trials will be available in 2007. We are also conducting a number of non-randomized clinical trials in patients with various types of cancer, either under our own sponsorship or in collaboration with the National Cancer Institute.

On October 13, 2006, we announced the initiation of a Phase 1 clinical trial using a new anticancer drug derived from our DNA/RNA Medicines program. The new compound (G4460) uses antisense technology to target a proto-oncogene known as c-myb that regulates key functions in cancer cells. Using an accelerated dosing schedule, this study will evaluate dosing regimens, safety, biologic activity, and down-regulation of c-myb in patients with advanced hematologic cancers. The clinical trial will be conducted using the General Clinical Research Center at the University of Pennsylvania. G4460 has been granted Orphan Drug Designation by the FDA for treatment of patients with chronic myelocytic leukemia (CML).

Results of Operations for the Three Months Ended September 30, 2006 and 2005

	Summary Operating Results For the three months ended September 30,
($ in thousands)		Increase (Decrease)
	2006	2005	$	%
Revenues:
Product sales – net	$145	$86	$59	69%
Total revenues	145	86	59	69%
Cost of goods sold	41	22	19	86%
Operating expenses:
Research and development	8,514	4,619	3,895	85%
Selling, general and administrative	6,939	3,495	3,444	99%
Loss on disposition of property and equipment	—	1	(1)	(100%)
Total operating expenses	15,453	8,115	7,338	91%
Other income, net	409	147	262	179%
Net loss	$(14,940)	$(7,904)	$(7,299)	(92%)

Total revenues

Total revenues were $0.1 million for the three months ended September 30, 2006 as well as for the prior-year period. Product sales-net are generated from sales of Ganite®, the Company’s commercial product for the treatment of cancer-related hypercalcemia.

Research and development expenses

Research and development expenses were $8.5 million for the three months ended September 30, 2006 compared with $4.6 million for the three months ended September 30, 2005. The increase is primarily due to expenses incurred in preparation for the production of Genasense® and expenses related to regulatory review. Research and development expenses in 2006 also include the recognition of $0.3 million of stock option expense, resulting from the adoption of SFAS 123R. During the three months ended September 30, 2006, approximately $7.8 million or 92% of research and development expenses were incurred on the Genasense® project.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.9 million for the three months ended September 30, 2006 compared with $3.5 million for the three months ended September 30, 2005. The increase was primarily due to sales and marketing expenses incurred in preparation for the anticipated commercial launch of Genasense®. In addition, higher payroll expense resulted from the hiring of an experienced sales and marketing management team throughout 2006. Selling, general and administrative expenses in 2006 include the recognition of $0.5 million of stock option expense, resulting from the adoption of SFAS 123R.

Other income, net

Other income, net of $0.4 million for the three months ended September 30, 2006 increased from $0.1 million for the three months ended September 30, 2005, primarily due to higher interest income resulting from higher investment balances and realized gains on the maturity of marketable securities.

Net loss

We recorded a net loss of $14.9 million, or $0.11 per share, for the three months ended September 30, 2006, compared with a net loss of $7.9 million, or $0.07 per share, for the three months ended September 30, 2005. The decrease is due to the significantly higher operating expenses in 2006, as described above.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

	Summary Operating Results For the nine months ended September 30,
($ in thousands)		Increase (Decrease)
	2006	2005	$	%
Revenues:
License fees and royalties	$—	$5,241	($5,241)	(100%)
Development funding	—	20,988	(20,988)	(100%)
Product sales – net	591	259	332	129%
Total revenues	591	26,488	(25,897)	(98%)
Total cost of goods sold	79	35	44	126%
Operating expenses:
Research and development	21,900	14,040	7,860	56%
Selling, general and administrative	19,112	12,116	6,996	58%
Loss on disposition of property and equipment	—	4	(4)	(100%)
Total operating expenses – gross	41,012	26,160	14,825	57%
Less: sanofi-aventis reimbursement	—	(6,090)	6,090	100%
Total operating expenses – net	41,012	20,070	20,942	105%
Gain on forgiveness of debt	—	1,297	(1,297)	(100%)
Other income, net	1,023	361	662	184%
Net (loss)/income	($39,477)	$8,041	($47,518)	(591%)

Total revenues

Total revenues were $0.6 million for the nine months ended September 30, 2006 compared with $26.5 million for the nine months ended September 30, 2005. License fees and development funding revenues of $26.2 million for the nine months ended September 30, 2005 were generated by the recognition of the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis, a member of the sanofi-aventis Group (Aventis), in 2002 under the Collaborative Agreement between Aventis and us regarding the development and commercialization of Genasense®. On November 8, 2004, we received from Aventis a notice of termination of the Collaborative Agreement. On May 10, 2005, we announced that Aventis and us had signed an agreement to finalize the termination of our development and commercialization collaboration for Genasense®.

Product sales-net of Ganite® for the nine months ended September 30, 2006 were $0.6 million, primarily impacted by a $0.3 million favorable adjustment to a provision for returns of Ganite®. In the second quarter of 2006, the Company revised its forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, we reduced our sales return provision by $0.3 million, to reflect this change in estimate. Product sales-net in the prior-year period were $0.3 million.

Research and development expenses

Research and development expenses before reimbursement were $21.9 million for the nine months ended September 30, 2006 compared with $14.0 million for the nine months ended September 30, 2005. The increase is primarily due to expenses incurred in preparation for the production of Genasense® and expenses related to regulatory review. In addition, expenses in 2006 include the recognition of $0.7 million of stock option expense, resulting from the adoption of SFAS 123R. During the nine months ended September 30, 2006, approximately $20.0 million or 91% of research and development expenses were incurred on the Genasense® project.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.1 million for the nine months ended September 30, 2006 compared with $12.1 million for the nine months ended September 30, 2005. The increase in expenses is primarily due to sales and marketing expenses incurred in preparation for the anticipated commercial launch of Genasense®. In addition, higher payroll expense resulted from the hiring of an experienced sales and marketing management team throughout 2006. Selling, general and administrative expenses in 2006 include the recognition of $1.6 million of stock option expense, resulting from the adoption of SFAS 123R.

sanofi-aventis reimbursement

On May 10, 2005, we announced that Genta and Aventis had finalized a termination agreement, providing for no future financial obligations by either party. Consequently, none of the research and development expenses incurred by us during the nine-month period ended September 30, 2006 were reimbursable.

Gain on Forgiveness of Debt

In May 2005, pursuant to the terms of the Collaborative Agreement with Aventis, $2.8 million of reimbursable costs accrued and owed to us by Aventis were applied against the line of credit with Aventis and the remaining balance of $1.3 million was forgiven.

Other income, net

Other income, net of $1.0 million for the nine months ended September 30, 2006 increased from $0.4 million for the nine months ended September 30, 2005, primarily due to higher interest income resulting from higher investment balances and realized gains on the maturity of marketable securities.

Net (loss)/income

We recorded a net loss of $39.5 million, or $0.31 per share, for the nine months ended September 30, 2006, compared with net income of $8.0 million, or $0.08 per share, for the nine months ended September 30, 2005. The decrease is primarily due to the fact that the prior-year period included revenues of $26.2 million from the recognition of the license fee and development funding and $6.1 million from the reimbursement for research and development expenses, along with higher operating expenses in 2006, as described above.

Liquidity and capital resources

At September 30, 2006, we had cash, cash equivalents and marketable securities totaling $40.1 million compared with $21.3 million at December 31, 2005. Cash used in operating activities was $33.5 million for the nine months ended September 30, 2006, compared with $29.1 million for the nine months ended September 30, 2005, reflecting additional spending in anticipation of potential commercial approval and product launch of Genasense®. The Company should have sufficient cash funds to maintain its operations for the next twelve months.

We have prepared our financial statements under the assumption that the Company is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, (see Item 1A, Risk Factors).

On September 25, 2006, we sold 20.0 million shares of the Company’s common stock at a price of $0.79 per share for gross proceeds of $15.8 million, before fees and expenses. After deducting fees and expenses, we received net proceeds of $14.9 million.

On March 13, 2006, we sold 19.0 million shares of the Company’s common stock at a price of $2.15 per share for gross proceeds of $40.9 million, before fees and expenses. After deducting fees and expenses, we received net proceeds of $37.7 million.

Irrespective of whether the co-pending NDA and MAA for Genasense® are approved, we anticipate that we will require additional cash in order to maximize this commercial opportunity and continue its clinical development opportunities. We have had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financing, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2007. We do not expect the adoption of SAB No. 108 to have a material effect on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 may have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, with limited exceptions, this pronouncement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As the Company does not have any defined benefit pension plans or other postretirement plans, we do not expect the adoption of this standard to have any impact on our financial statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 we accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all public entities that used the fair-value method for either recognition or disclosure under SFAS 123 to apply the modified prospective transition method as of the required effective date. As a result, we adopted the provisions of SFAS 123R using this method, effective January 1, 2006. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS 123R increased our expenses and reported net loss by $0.9 million and $2.3 million for the three and nine months ended September 30, 2006, respectively.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on its financial statements.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2006.

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b), Genta’s Chief Executive Officer and Chief Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. Non-binding mediation in March 2006 did not produce a settlement and the case proceeded to discovery.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. The final settlement hearing is scheduled for May 7, 2007 to determine whether the proposed settlement is fair and reasonable, whether the final judgment should be entered and whether attorneys’ fees and expenses should be awarded to plaintiffs’ counsel. On October 31, 2006, we and the defendants entered into a Release and Settlement Agreement with the Company’s insurance carrier, pursuant to which the Company’s insurance will cover the settlement fee, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action.

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

For example, on January 3, 2006, we announced that we had completed a MAA to the EMEA that seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. The centralized licensing procedure provides a single marketing authorization that is valid in all 25-member states of the European Community. Review of the application is coordinated by the EMEA, and Spain and France have been appointed as rapporteur and co-rapporteur countries, respectively. On February 1, 2006, we announced that we had received notice from the EMEA that its MAA had been validated for review by the EMEA, which signals the start of formal scientific assessment. As part of this process, we received scientific questions from EMEA in June 2006 and the formal response to these questions was made in October 2006. We currently anticipate that a regulatory opinion on the MAA will be issued in the first quarter of 2007.

On September 6, 2006, the Oncologic Drugs Advisory Committee (ODAC) voted seven to three not to recommend approval of Genasense® for the treatment of patients with relapsed or refractory CLL. While ODAC’s recommendation is not binding, the FDA will consider this opinion during completion of its ongoing review of the Genasense® NDA, which had a target action date for a marketing approval decision by October 29, 2006. We requested a meeting with the FDA and submitted additional data analyses in support of the NDA. On October 30, 2006, we announced that the FDA determined that the new information constituted a major amendment to the NDA and extended the review period for ninety days to January 29, 2007. We strongly believe in the potential of Genasense® and what it may offer patients with advanced cancer and remains committed to the development of this agent. We will continue working with FDA regarding their review of this application. We cannot assure you that the FDA will approve our amended NDA, or that such approval will not be further delayed.

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

Our operations to date have required significant cash expenditures. As a result of Aventis’ termination of the Collaborative Agreement, after May 8, 2005, we became solely responsible for all Genasense® related costs. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, we will need to raise additional funds. On September 25, 2006, we sold 20.0 million shares of the Company’s common stock at a price of $0.79 per share, raising $14.9 million, net of fees and expenses. On March 13, 2006, we sold 19.0 million shares of the Company’s common stock at a price of $2.15 per share, raising $37.7 million, net of fees and expenses. During the nine month period ended September 30, 2006, cash used in operating activities was $33.5 million. The Company should have sufficient cash funds to maintain its operations for the next twelve months.

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

Currently we do not have a sales force. Our sales force was eliminated in 2004 following our decision to withdraw the NDA for Genasense® for the treatment of advanced melanoma. We intend to recruit a sales force if Genasense® is approved. In January 2006, we announced that we had appointed W. Lloyd Sanders as Vice-President of Sales and Marketing. Most recently, Mr. Sanders was Vice President, Oncology Sales, at sanofi-aventis Group. We have hired a core team of seasoned managers in sales and marketing. If we are unable to recruit a sales force capable of marketing our products, our sales will be adversely affected, and the commercial success of our products will be limited.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to September 30, 2006, we have incurred a cumulative net loss of $397.7 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA for commercial sale in one or more indications.

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

We have licensed a portfolio of U.S. patents and applications from the University of Pennsylvania and the National Institutes of Health relating to Genasense® and its backbone chemistry that expire between 2008 and 2015. Corresponding patent applications have been filed in Canada, Europe and Japan. The claims of these patents cover our proprietary antisense oligonucleotide molecules which target the Bcl-2 mRNA and methods employing them. We also hold several U.S. patent applications relating to methods of using Genasense® that expire in 2020, with approximately 45 corresponding foreign patent applications.

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

On September 6, 2006, the Oncologic Drugs Advisory Committee (ODAC) voted seven to three not to recommend approval of Genasense® for the treatment of patients with relapsed or refractory CLL. While the ODAC’s recommendation is not binding, the FDA will consider this opinion during completion of its ongoing review of the Genasense® NDA, which had a target action date for a marketing approval decision by October 29, 2006. We requested a meeting with the FDA and submitted additional data analyses in support of the NDA. On October 30, 2006 we announced that the FDA determined that the new information constituted a major amendment to the NDA and extended the review period ninety days to January 29, 2007. We strongly believe in the potential of Genasense® and what it may offer patients with advanced cancer and remains committed to the development of this agent. We will continue working with FDA regarding their review of this application.

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

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. Non-binding mediation in March 2006 did not produce a settlement and the case proceeded to discovery.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal Shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. The final settlement hearing is scheduled for May 2007 to determine whether the proposed settlement is fair and reasonable, whether the final judgment should be entered and whether attorneys’ fees and expenses should be awarded to plaintiffs’ counsel. On October 31, 2006, we and the defendants entered into a Release and Settlement Agreement with the Company’s insurance carrier, pursuant to which the Company’s insurance will cover the settlement fee, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action.

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

At September 30, 2006, we had 153.7 million shares of common stock outstanding, 13.0 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 4.9 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

Our common stock may be delisted from the NASDAQ Global Market, or NASDAQ.

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ's listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ. In recent months, the bid price on our common stock has been below $1.00.

On November 2, 2006, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the last thirty consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5), or the Rule. We, in accordance with NASDAQ Marketplace Rule 4450(e)(2), have been provided 180 calendar days, or until May 1, 2007, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before May 1, 2007.

If we do not regain compliance with the Rule by May 1, 2007, we will be notified that our securities will be delisted. At that time, we may appeal NASDAQ’s determination to delist our securities to a Listing Qualifications Panel. Alternatively, we also may consider applying to transfer our securities to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in NASDAQ Marketplace Rule 4310(c). If our application is approved, we will be afforded the remainder of The NASDAQ Capital Market’s second 180-calendar day grace period in order to regain compliance while on The NASDAQ Capital Market.

If our stock is not accepted for listing on NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board. If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commission (SEC) rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

We believe that the listing of our stock on a recognized national trading market, such as NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On November 2, 2006, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the last thirty consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5) or Rule. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have been provided 180 calendar days, or until May 1, 2007, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before May 1, 2007.

If we do not regain compliance with the Rule by May 1, 2007, we will be notified that our securities will be delisted. At that time, we may appeal NASDAQ’s determination to delist our securities to a Listing Qualifications Panel. Alternatively, we also may consider applying to transfer our securities to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in NASDAQ Marketplace Rule 4310(c). If our application is approved, we will be afforded the remainder of The NASDAQ Capital Market’s second 180-calendar day grace period in order to regain compliance while on The NASDAQ Capital Market.

We have not yet determined what action, if any, we will take in response to this notice, although we intend to monitor the closing bid price of our common stock between now and May 1, 2007 and to consider available options if our common stock does not trade at a level likely to result in the Company regaining compliance with the NASDAQ minimum closing bid price requirement.

Item 6.    Exhibits.

(a)	Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of March 28, 2006, between the Company and Loretta M. Itri, M.D. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated by reference herein)
10.2	Form of Securities Purchase Agreement, dated September 19, 2006, between the Company and each Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, and incorporated by reference herein)
10.3	Form of Placement Agent Agreement, dated September 19, 2006, by and between the Company and Rodman & Renshaw LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, and incorporated by reference herein)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genta Incorporated
Date: November 7, 2006
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)
Date: November 7, 2006
/s/ RICHARD J. MORAN
Richard J. Moran
Senior Vice President, Chief Financial Officer and Corporate Secretary
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of March 28, 2006, between the Company and Loretta M. Itri, M.D. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated by reference herein)
10.2	Form of Securities Purchase Agreement, dated September 19, 2006, between the Company and each Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, and incorporated by reference herein)
10.3	Form of Placement Agent Agreement, dated September 19, 2006, by and between the Company and Rodman & Renshaw LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, and incorporated by reference herein)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)