Form 10-K
period 2006-12-31
GENTA INC DE/
filed 2007-03-16
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19635
GENTA INCORPORATED
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	33-0326866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
200 Connell Drive Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)
(908) 286-9800 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, $.001 par value Series G Participating Cumulative Preferred Stock Purchase Rights	Name of each exchange on which registered: NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes       No

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $218,635,488 as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 10, 2007, the registrant had 153,724,815 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2007 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

Genta Incorporated

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

•	our financial projections;

•	our projected cash flow requirements and estimated timing of sufficient cash flow;

•	our current and future license agreements, collaboration agreements, and other strategic alliances;

•	our ability to obtain necessary regulatory approval for Genasense® from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);

•	the safety and efficacy of our products;

•	the commencement and completion of clinical trials;

•	our ability to develop, manufacture and sell its products;

•	the adequacy of our capital resources and our ability to obtain sufficient financing to maintain our planned operations;

•	the adequacy of our patents and proprietary rights;

•	the impact of litigation that has been brought against us and our officers and directors and any proposed settlement of such litigation;

•	our ability to regain compliance with NASDAQ’s listing qualifications; and

•	the other risks described under Certain Risks and Uncertainties Related to the Company’s Business.

We do not undertake to update any forward-looking statements.

We make available free of charge on our internet website (http://www.genta.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

PART I

Item 1. Business

Overview

Genta Incorporated also referred to herein as ‘‘us’’, ‘‘we’’, ‘‘our’’, ‘‘Genta’’ or ‘‘the Company’’, was incorporated in Delaware on February 4, 1988. Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. Our research portfolio consists of two major programs: ‘‘DNA/RNA Medicines’’ and ‘‘Small Molecules’’.

The DNA/RNA Medicines program includes drugs that are based on using modifications of either DNA or RNA as drugs that can be used to treat disease. This program includes technologies such as antisense, decoys, and small interfering or micro RNAs. Our lead drug from this program is an investigational antisense compound known as Genasense® (oblimersen sodium injection). Genasense® is designed to block the production of a protein known as Bcl-2. Current science suggests that Bcl-2 is a fundamental (although not sole) cause of the inherent resistance of cancer cells to anticancer treatments, such as chemotherapy, radiation, or monoclonal antibodies. While Genasense® has displayed some anticancer activity when used by itself, we are developing the drug primarily as a means of amplifying the cytotoxic effects of other anticancer treatments.

Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized Phase 3 trials of Genasense® in four different diseases: melanoma; chronic lymphocytic leukemia (CLL); multiple myeloma and acute myeloid leukemia (AML). Under our own sponsorship or in collaboration with the U.S. National Cancer Institute (NCI), we are currently conducting a number of additional clinical trials.

In melanoma, we submitted a New Drug Application (NDA) to the FDA in 2003 for the use of Genasense® plus chemotherapy in patients with advanced melanoma. In May 2004, a majority of the Oncologic Drugs Advisory Committee (ODAC) failed to recommend approval of our NDA. As a consequence, we withdrew the NDA, which allows us to potentially resubmit the application. In 2005, we presented updated data from this trial, which showed statistically significant increases in overall response, complete response, durable response and progression-free survival. An independent review of the X-rays confirmed the previously reported major responses with high concordance. An increase in overall survival by intent-to-treat analysis, which was the study’s primary endpoint, approached but did not reach statistical significance (P=0.077). Our analysis identified a statistically significant treatment interaction for blood levels of an enzyme known as LDH, which was a prospectively specified component of stratification. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Safety and efficacy data from this trial were published in a scientific journal in October 2006.

On January 3, 2006, we announced that we had completed a Marketing Authorization Application (MAA) to the EMEA, which seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 2, 2007, we announced that we completed our response to the 180-day list of outstanding questions from the EMEA. We currently anticipate that a regulatory opinion on the MAA will be issued during the first half of 2007.

In CLL, we conducted a Phase 3 trial in 241 patients with relapsed or refractory disease who were treated with fludarabine and cyclophosphamide (Flu/Cy) with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase in the proportion of patients who achieved a complete or nodular partial response (CR/nPR), (17% vs. 7%; P=0.025). Patients who achieved this level of response experienced disappearance of predefined disease symptoms, including fever, night sweats, fatigue, abdominal discomfort due to an enlarged spleen and impaired mobility due to swollen lymph nodes. A key secondary endpoint, duration of CR/nPR, was also significantly longer for patients treated with Genasense® (median not reached but exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

Several secondary endpoints were not improved by the addition of Genasense®, including overall response rate (i.e., the percentage of patients who achieved CR/nPR plus partial response), time-to-disease progression, or overall survival. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

On December 28, 2005, we completed submission of an NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. Genasense® had previously received Fast Track designation in CLL, meaning that the indication represented an unmet medical need, as well as designation as an Orphan Drug by the FDA.

On September 6, 2006, the ODAC voted seven to three not to recommend approval of Genasense® and on December 15, 2006, we received a non-approvable notice from the FDA. We believe that our application met the regulatory requirements for approval and on February 6, 2007, we announced that we would appeal this non-approvable notice. The appeal will be filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research (CDER). We filed notice reserving our right to appeal in December 2006 and expect to complete the filing of this appeal in March 2007. Safety and efficacy data from this trial were published in a scientific journal in the first quarter of 2007.

In November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. On December 8, 2006, we announced that we had been notified that preliminary results from a randomized Phase 3 trial of chemotherapy with or without Genasense® in patients with AML suggested the study was unlikely to meet its primary endpoint. On February 23, 2007, we announced that preliminary results from a randomized Phase 2 study of Genasense® plus chemotherapy in patients with advanced prostate cancer showed no between-group difference in prostate-specific antigen. While follow-up and analyses of the AML and prostate trials are continuing, we do not believe any of these trials will support regulatory approval of Genasense® in these indications.

We have completed accrual into a randomized Phase 2 trial of chemotherapy with or without Genasense® in previously treated patients with non-small cell lung cancer. We expect that the data from this trial will be available in 2007. We are also conducting a number of non-randomized clinical trials in patients with various types of cancer, either under our own sponsorship or in collaboration with the NCI.

The Small Molecules program currently includes drugs that are based on gallium-containing compounds. The lead drug from this program is Ganite® (gallium nitrate injection), which was approved by the FDA in October 2003 for the treatment of patients with symptomatic cancer-related hypercalcemia that is resistant to hydration. In Phase 2 studies, Ganite® has demonstrated direct anticancer activity at somewhat higher doses than are used for hypercalcemia treatment, particularly in patients with malignant lymphoma and bladder cancer. Following the adverse outcome of the ODAC meeting in May 2004 for the Genasense® NDA in melanoma, we markedly reduced spending on the development, sale and marketing of Ganite®, which has resulted in significantly lower sales of Ganite®. Side effects associated with Ganite® have been reported that are described in the product insert for the drug. We have also been engaged in developing new formulations of gallium-containing compounds that may be orally absorbed. We believe these compounds may be useful for treatment of diseases associated with accelerated bone loss, such as hypercalcemia, bone metastases, Paget’s disease and osteoporosis.

We are seeking to acquire additional drugs in these two programs, and possibly other areas, that will enhance the value of our pipeline to our shareholders.

Summary of Business and Research and Development Programs

Our goal is to establish Genta as a biopharmaceutical leader and preferred partner in the oncology market and eventually, as direct marketers of our products in the United States. Our key strategies in this regard are:

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

Antisense Technology

Most cellular functions, including whether cells live or die, are carried out by proteins. The genetic code for a protein is contained in DNA, which is made up of bases known as nucleotides that are arranged in a specific sequence. The specificity of the sequence accounts for the production of a specific protein. In order for DNA to produce a protein, an intermediate step is required. In this step, DNA is transcribed into messenger RNA (mRNA). The sequence of mRNA that encodes a protein is oriented in only one direction, which is known as the ‘‘sense’’ orientation.

Antisense drugs are short sequences of chemically modified DNA bases that are called oligonucleotides, or oligos. The oligos are engineered in a sequence that is exactly opposite (hence ‘‘anti’’) to the ‘‘sense’’ coding orientation of mRNA. Because antisense drugs bind only short regions of the mRNA (rather than the whole message itself), they contain far fewer nucleotides than the whole gene. Moreover, since they are engineered to bind only to the matching sequence on a specific mRNA, antisense drugs have both high selectivity and specificity, which can be used to attack production of a single, disease-causing protein. Genasense®, is an antisense oligo that is designed to block the production of Bcl-2.

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

Genasense® as a Regulator of Apoptosis (‘‘Programmed Cell Death’’)

The programmed death of cells, also known as apoptosis, is necessary to accommodate the billions of new cells that are produced daily and also to eliminate aged or damaged cells. However, abnormal regulation of the apoptotic process can result in disease.

Cancer is commonly associated with the over- or under-production of many types of proteins. These proteins may be directly cancer-causing (i.e., ‘‘oncogenic’’) or they may contribute to the malignant nature of cancer (for instance, by increasing the longevity of cancer cells or making them more likely to spread throughout the body). The ability to selectively halt the production of certain proteins may make the treatment of certain diseases more effective. Apoptosis is regulated by a large number of proteins, particularly members of the Bcl-2 protein family. In an effort to make existing cancer therapy more effective, we are developing Genasense® to target and block the production of Bcl-2, a protein that is central to the process of apoptosis.

Bcl-2 as an Inhibitor of Programmed Cell Death

Normally, when a cancer cell is exposed to treatment, such as with chemotherapy, radiation or immunotherapy, a ‘‘death signal’’ is sent to an organelle within the cell called the mitochondrion. The mitochondrion then releases a factor known as cytochrome C that activates a series of enzymes called caspases. These enzymes cause widespread fragmentation of cellular proteins and DNA, which ultimately causes cell death.

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

Genasense®

Genasense® has been designed to block the production of Bcl-2. Current science suggests that Bcl-2 is a fundamental – although not sole – cause of the inherent resistance of cancer cells to most types of existing anticancer treatments, such as chemotherapy, radiation or monoclonal antibodies. Blocking Bcl-2, therefore, may enable cancer treatments to be more effective. While Genasense® has displayed some anticancer activity when used by itself, we believe the drug can be optimally used as a means of amplifying the effectiveness of other cancer therapies, most of which function by triggering apoptosis, which as noted is relatively blocked in cancer cells due to over-production of Bcl-2.

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

Clinical Studies

Genasense® has been in clinical trials since 1995. We currently have efficacy and safety data on over 1,500 patients in Phase 1, Phase 2 and Phase 3 clinical trials that have been conducted in the U.S., Europe, South America and Australia. These studies have included patients with a wide variety of tumor types, including advanced melanoma, several types of acute and chronic leukemia, non-Hodgkin’s lymphoma (NHL), multiple myeloma and cancers of the prostate, colon, lung, breast and other tumor types. Since 2001, Genta and the NCI have jointly approved the initiation of approximately twenty clinical trials. In addition to making Genasense® available to more physicians and patients, these trials enable the evaluation of Genasense® in certain diseases (and in combination with other chemotherapy drugs) that would otherwise be outside our initial development priorities. The overall results of clinical trials performed to date suggest that Genasense® can be administered to cancer patients with acceptable side-effects and that such treatment may reduce the level of Bcl-2 protein in cancer cells. We believe the clinical safety and efficacy results in patients with advanced melanoma and relapsed or refractory CLL have been sufficiently promising to warrant marketing approval in this indication. We currently have a marketing application pending in Europe for melanoma.

The following chart sets forth the progress of our clinical trials with respect to various potential indications for Genasense®:

Indication	Status
Malignant Melanoma	Phase 3 completed; a Marketing Authorization Application (MAA) to the EMEA completed and pending; new Phase 1-2 trial started 2006
Chronic Lymphocytic Leukemia	Phase 3 completed; trial met primary and key secondary endpoint; NDA deemed non- approvable by the FDA; decision will be appealed
Multiple Myeloma	Phase 3 completed; trial did not meet primary endpoint
Acute Myelocytic Leukemia	Phase 3 completed; trial unlikely to meet primary endpoint
Non-Small-Cell Lung Cancer	Phase 2 (randomized), fully enrolled
Prostate Cancer	Phase 2 (randomized), fully enrolled; trial showed no difference in primary endpoint
Small-Cell Lung Cancer	Phase 2 (randomized); completed
Breast Cancer	Phase 1-2; completed
Colorectal Cancer	Phase 1-2; completed
Non-Hodgkin’s lymphoma	Phase 1-2 and Phase 2 (some completed; others ongoing)
Kidney Cancer	Phase 2; completed
Pancreatic Cancer (and other solid tumors)	Phase 1-2; completed
Waldenstrom’s macroglobulinemia	Phase 1-2; completed
Hepatocellular Carcinoma	Phase 1-2; completed
Childhood Solid Tumors	Phase 1; completed
Adult Solid Tumors	Phase 1 study of subcutaneous injection and brief IV infusion started 2006

Other randomized trials are being conducted by either us or by oncology cooperative groups. During June 2004, we completed enrollment in a randomized Phase 2 trial of Genasense® plus docetaxel in patients with non-small cell lung cancer. Patients who met a variety of eligibility criteria and who had failed front-line platinum-containing chemotherapy were eligible. Patients were randomly assigned to receive a standard dose of docetaxel with or without Genasense®. A total of 298 patients were enrolled into this study. The primary endpoint of the study was to increase overall survival in patients treated with Genasense® plus chemotherapy compared with patients treated with chemotherapy alone. Key secondary endpoints include comparisons of progression-free survival and objective response. A minimum follow-up period prior to analysis was specified in this trial, which concluded in December 2005. Depending upon our ability to defend the global marketing applications that are already pending, we currently project that we will be able to analyze and release initial results from this trial during 2007. However, since this trial will not, by itself, suffice for regulatory approval, the priority for analysis of this trial will be subordinate to other of our logistical considerations.

Two oncology cooperative groups, including the European Organization for Research and Treatment of Cancer (EORTC) and a large U.S. cooperative oncology group, the Cancer and Leukemia Group B, (CALGB), are conducting exploratory randomized trials, as follows:

During the fourth quarter of 2004, the CALGB completed enrollment in a randomized Phase 2 trial of Genasense® in patients with extensive small cell lung cancer who had not previously received chemotherapy. The trial included approximately 65 patients who were randomly assigned to receive Genasense® plus chemotherapy with carboplatin and etoposide or chemotherapy alone. The primary endpoint of the trial was to determine the proportion of patients who survived at least twelve months from the date of randomization. The minimum follow-up period concluded in October 2005. The investigator reported preliminary data from this trial in 2005. We have not received additional information about this trial, nor do we have any control over its further analysis. We do not believe this exploratory trial will support regulatory registration in this indication.

In January 2006, the EORTC completed enrollment into a randomized study of Genasense® in patients with hormone-refractory prostate cancer who had not previously received chemotherapy. In this study, all 118 patients received standard chemotherapy with docetaxel and were randomly assigned to receive Genasense® or no other treatment. The primary endpoint of this study was to compare response rates, as measured by a decrease of prostate specific antigen (PSA). On February 23, 2007, we announced preliminary results from this study. According to the analysis conducted by the EORTC, the trial was believed unlikely to meet its primary endpoint of significantly reducing levels of prostate specific antigen (PSA).

In addition to these randomized trials, we, either under our sponsorship or in collaboration with the NCI are also conducting a number of non-randomized clinical trials in patients with various types of cancer.

For additional background information on the drug application process and clinical trials, see ‘‘Government Regulation’’.

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

In May 2004, we eliminated our sales force and significantly reduced our marketing support for Ganite®. Since then, we have continued only minimal marketing support of the product. On March 2, 2006, we announced publication of a randomized, double blind, Phase 2 trial that showed Ganite® was highly effective when compared with Aredia® (pamidronate disodium; Novartis, Inc.) in hospitalized patients with cancer-related hypercalcemia.

Ganite® as a Treatment for Non-Hodgkin’s Lymphoma and Other Cancer Types

Based on previously published data, we believe that Ganite® may also be a useful treatment for patients with certain types of cancer, particularly NHL. Approximately 54,000 new cases of NHL are diagnosed in the United States each year. We have been granted an investigational new drug exemption, or IND, and we have commenced clinical trials of Ganite® for the treatment of patients with relapsed NHL. In December 2004, we announced the results of a Phase 2 clinical trial in patients with NHL. The results showed that Ganite® displayed antitumor activity in patients with various types of advanced NHL who had failed to respond or had relapsed from other types of treatment. However, the use of Ganite® for these indications entailed the use of higher doses than were used in the hypercalcemia trials and as a result, an increased number of serious adverse events were recorded in this trial. In particular, several patients experienced optic neuritis and optic atrophy associated with visual loss, along with other side effects. As a result of the cost savings actions announced in May 2004, spending on the clinical development of Ganite® as a chemotherapy agent was also reduced. We do not plan further investments in clinical trials for Ganite® as an anticancer drug, beyond provision of the drug free of charge to investigators.

Other Pipeline Products and Technology Platforms

Oral Gallium

For several years, we have been attempting to develop novel formulations of gallium-containing compounds that can be taken orally. Such formulations might be useful for diseases in which long-term low-dose therapy is deemed desirable, such as bone metastases, Paget’s disease and osteoporosis. Such patients are commonly afflicted by bone pain and susceptibility to fractures. On March 23, 2006, Genta and Emisphere Technologies, Inc. (Emisphere) announced that the two companies had entered into an exclusive worldwide licensing agreement to develop an oral formulation of a gallium-containing compound. A number of candidate formulations have been developed in this collaboration. We believe that a successful product may ultimately be useful for treatment of many diseases that are associated with accelerated bone loss, including hypercalcemia, bone metastases, Paget’s disease and osteoporosis.

Decoys

In addition to antisense compounds from the DNA/RNA Medicines program, we have explored the development of compounds known as ‘‘decoys’’ that are short strands of DNA or RNA which bind proteins known as transcription factors.

In December 2000, Genta licensed patents and technology from the National Institutes of Health (NIH) relating to decoys that target a transcription factor known as the cyclic adenosine monophosphate response element binding protein, or CRE-BP. Due to financial constraints, we have terminated all further work on this compound.

c-myb Antisense

On October 13, 2006, we announced the initiation of a Phase 1 clinical trial using a new anticancer drug derived from our DNA/RNA Medicines program. The new compound (G4460) uses antisense technology to target a proto-oncogene known as c-myb that regulates key functions in cancer cells. Using an accelerated dosing schedule, this study will evaluate dosing regimens, safety, biologic activity, and down-regulation of c-myb in patients with advanced hematologic cancers. The clinical trial is being conducted at the University of Pennsylvania. G4460 has been granted Orphan Drug Designation by the FDA for treatment of patients with chronic myelocytic leukemia (CML).

Antisense and RNAi Research and Discovery

We have had several other oligonucleotide-based discovery programs and collaborations devoted to the identification of both antisense- and RNAi-based inhibitors of oncology gene targets. However, spending on these research programs was sharply reduced due to financial constraints. We have no current agents that we consider ‘‘lead compounds’’ that would justify advancement into late-stage preclinical testing.

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

We own or have licensed several patents and applications to numerous aspects of oligonucleotide technology, including novel compositions of matter, methods of large-scale synthesis, methods of controlling gene expression and methods of treating disease. Genta’s patent portfolio includes approximately 85 granted patents and 87 pending applications in the U.S. and foreign countries. We endeavor to seek appropriate U.S. and foreign patent protection on our oligonucleotide technology.

We have licensed nine U.S. patents relating to Genasense® and its backbone chemistry that expire between 2008 and 2015 and one pending U.S. patent application that relates to Genasense®. Corresponding patent applications have been filed in three foreign countries. We also own three U.S. patent applications relating to methods of using Genasense® that expire in 2020, with approximately 45 corresponding foreign patent applications and granted patents.

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

In addition, there may be patents which are unknown to us and which may block our ability to make, use or sell our product. We may be forced to defend ourselves against charges of infringement or we may need to obtain expensive licenses to continue our business. See the Risk Factor entitled ‘‘We may be unable to obtain or enforce patents, other proprietary rights and licenses to protect our business; we could become involved in litigation relating to our patents or licenses that could cause us to incur additional costs and delay or prevent our introduction of new drugs to market’’ on page 18.

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

Research and Development

In addition to our current focus in the areas described above, we continually evaluate our programs in light of the latest market information and conditions, the availability of third party funding, technological advances, financial liquidity and other factors. As a result of such evaluations, we change our product development plans from time to time and anticipate that we will continue to do so. We recorded research and development expenses before reimbursement of $28.1 million, $20.9 million and $71.5 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Sales and Marketing

Currently we do not have a sales force. Personnel who had been hired into our sales teams were terminated following workforce reductions that took place in 2004 and 2006, owing to adverse regulatory decisions. W. Lloyd Sanders, who is presently Senior Vice-President, Commercial Operations, was hired in January 2006 to run our sales and marketing programs.

At the present time, we do not contemplate rebuilding a sales and marketing infrastructure in the United States absent favorable regulatory actions on Genasense®. For international product sales, we may distribute our products through collaborations with third parties, but we do not plan to decide this matter until we have received notice of regulatory actions outside the U.S.

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

We have a manufacturing and supply agreement with Johnson Matthey Inc. that expires in December 2007. The agreement renews automatically at the end of each year, unless either party gives one-year notice. Under the agreement, we will purchase a minimum of 80% of our requirements for quantities of Ganite®, however, there are no minimum purchase requirements.

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

Human Resources

In December 2006, as a part of a reduction in workforce, we eliminated 34 positions, or approximately 35% of our workforce, including 18 positions classified as research and development positions, 9 in sales and marketing and 7 in administration.

As of December 31, 2006, we had 55 employees, 13 of whom hold doctoral degrees. As of that date, there were 35 employees engaged in research, development and other technical activities, 3 in sales and marketing and 17 in administration. None of our employees are represented by a union. Most of our management and professional employees have had prior experience and positions with pharmaceutical and biotechnology companies. We believe we maintain satisfactory relations with our employees and have not experienced interruptions of operations due to labor disagreements.

Government Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in our ongoing research and product development activities and in the manufacture and marketing of our proposed products. All of our therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and pre-market approval procedures by the FDA and similar authorities in foreign countries. Various federal, and in some cases, state statutes and regulations also govern or affect the development, testing, manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal and, in some cases, state statutes and regulations, require substantial expenditures. Any failure by us, our collaborators or our licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products and our ability to receive products or royalty revenue.

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

Depending upon the nature of the trial results, a company may then elect to discuss the results with regulatory authorities such as the FDA. If the company believes the data may warrant consideration for marketing approval of the drug, the results of the preclinical and clinical testing, together with chemistry, manufacturing and control information, are then submitted to the FDA for a pharmaceutical product in the form of an NDA. In responding to an NDA, biologics license application or premarket approval application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that the approvals that are being sought or may be sought by us in the future will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which we are seeking approval or will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Phase 3b trials are conducted after submission of a NDA, but before the product’s approval for market launch. Phase 3b trials may supplement or complete earlier trials, or they may seek different kinds of information, such as quality of life or marketing. Phase 3b is the period between submission for approval and receipt of marketing authorization.

After a medicine is marketed, Phase 4 trials provide additional details about the product’s safety and efficacy.

In circumstances where a company intends to develop and introduce a novel formulation of an active drug ingredient already approved by the FDA, clinical and preclinical testing requirements may not be as extensive. Limited additional data about the safety and/or effectiveness of the proposed new drug formulation, along with chemistry and manufacturing information and public information about the active ingredient, may be satisfactory for product approval. Consequently, the new product formulation may receive marketing approval more rapidly than a traditional full new drug application; although no assurance can be given that a product will be granted such treatment by the FDA.

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

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-K before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

For example, on September 6, 2006, ODAC voted seven to three not to recommend approval of Genasense® for the treatment of patients with relapsed or refractory CLL and on December 15, 2006, we received a non-approvable notice from the FDA. We believe that our application met the regulatory requirement for approval and on February 6, 2007, we announced that we would appeal this non-approvable notice. The appeal will be filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research. We filed notice reserving our right to appeal in December 2006 and expect to complete the filing of this appeal in March 2007.

On January 3, 2006, we announced that we had completed a MAA to the EMEA that seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. The centralized licensing procedure provides a single marketing authorization that is valid in all 25-member states of the European Community. Review of the application is coordinated by the EMEA, and Spain and France have been appointed as rapporteur and co-rapporteur countries, respectively. On February 1, 2006, we announced that we had received notice from the EMEA that our MAA had been validated for review by the EMEA, which signals the start of formal scientific assessment. As part of this process, we received scientific questions from EMEA in June 2006 and the formal response to these questions was made in October 2006. On February 2, 2007, we announced that we completed our response to the 180-day list of outstanding questions from the EMEA. We currently anticipate that a regulatory opinion on the MAA will be issued during the first half of 2007.

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

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, seek new product candidates and continue our research and development programs, we will need to raise additional funds. In September 2006, we sold 20.0 million shares of the Company’s common stock at a price of $0.79 per share, raising $14.9 million, net of fees and expenses. In March 2006, we sold 19.0 million shares of the Company’s common stock at a price of $2.15 per share, raising $37.7 million, net of fees and expenses. Cash used in operating activities during the year ended December 31, 2006 was $44.7 million.

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

We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. We believe that at the current rate of spending, we should have sufficient cash funds to maintain our present operations into the second quarter of 2008.

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

We also seek strategic alliances with corporate partners, primarily pharmaceutical and biotechnology companies, to help us develop and commercialize drugs. Various problems can arise in strategic alliances. A partner responsible for conducting clinical trials and obtaining regulatory approval may fail to develop a marketable drug. A partner may decide to pursue an alternative strategy or focus its efforts on alliances or other arrangements with third parties. A partner that has been granted marketing rights for a certain drug within a geographic area may fail to market the drug successfully. Consequently, strategic alliances that we may enter into may not be scientifically or commercially successful. In this regard, in April 2002, we entered into a series of agreements relating to the development and commercialization of Genasense®

with Aventis and its affiliates. In November 2004, we received from Aventis a notice of termination of the Collaborative Agreement. In May 2005, we announced that we and Aventis had signed an agreement to terminate our development and commercialization collaboration for Genasense®.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to December 31, 2006, we have incurred a cumulative net loss of $415.0 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.

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

For example, in November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. On December 8, 2006, we announced that we had been notified that preliminary results from a randomized Phase 3 trial of chemotherapy with or without Genasense® in patients with AML suggested the study was unlikely to meet its primary endpoint. On February 23, 2007, we announced that preliminary results from a randomized Phase 2 study of Genasense® plus chemotherapy in patients with advanced prostate cancer showed no between-group difference in prostate-specific antigen. While follow-up and analyses of the AML and prostate trials are continuing, we do not believe any of these trials will support regulatory approval of Genasense® in these indications.

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

If we fail to obtain the necessary regulatory approvals, we cannot market and sell our products in the United States.

The FDA imposes substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed preclinical and clinical testing and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more depending upon the type, complexity and novelty of the product. We cannot apply for FDA approval to market any of our products under development until preclinical and clinical trials on the product are successfully completed. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety concerns develop, the FDA could stop our trials before completion. We may not market or sell any product for which we have not obtained regulatory approval. For example, on December 15, 2006, we received a non-approvable notice from the FDA of an NDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine.

We cannot assure you that the FDA will ever approve the use of our products that are under development. If the patient populations for which our products are approved are not sufficiently broad, or if approval is accompanied by unanticipated labeling restrictions, the commercial success of our products could be limited and our business, results of operations and financial condition could consequently be materially adversely affected.

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

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of our shareholders who purchased our securities during several class periods. The complaints have been consolidated into a single action and allege that Genta and certain of our principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part our motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. Non-binding mediation in 2006 did not produce a settlement and the case proceeded to discovery. We have reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for issuance of 12.0 million shares of our common stock and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by our insurance carriers. We are actively engaged in preparing the written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for

the District of New Jersey gave preliminary approval to the parties’ settlement agreement. The final settlement hearing is scheduled for May 7, 2007 to determine whether the proposed settlement is fair and reasonable, whether the final judgment should be entered and whether attorneys’ fees and expenses should be awarded to plaintiffs’ counsel. On October 31, 2006, we and the defendants entered into a Release and Settlement Agreement with our insurance carrier, pursuant to which our insurance will cover the settlement fee, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action. The amount of the proposed settlement is $200,000, which will be covered by our insurance carriers.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta’s Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they filed a notice of appeal. On December 11, 2006, plaintiffs filed their appellate brief and on January 18, 2007, we filed our response. The matter is pending before the appellate court.

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

On September 16, 2005, we announced that our Board of Directors approved a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right, which we refer to as a Right, for each share of our common stock held of record as of the close of business on September 27, 2005. In addition, Rights shall be issued in respect of all shares of common stock issued after such date, including the shares issued hereunder, pursuant to the Plan. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire us, including an accumulation of shares in the open market, a partial or two-tier tender offer that does not treat all stockholders equally and other activities that the Board believes are not in the best interests of stockholders. The Rights may discourage a takeover and prevent our stockholders from receiving a premium for their shares.

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

At December 31, 2006, we had 153.7 million shares of common stock outstanding, 12.5 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 5.3 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

Our common stock may be delisted from the NASDAQ Global Market, or NASDAQ.

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ. In recent months, the bid price on our common stock has been below $1.00.

On November 2, 2006, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the last thirty consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5), or the Rule. We, in accordance with NASDAQ Marketplace Rule 4450(e)(2), were provided 180 calendar days, or until May 1, 2007, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before May 1, 2007.

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

We believe that the listing of our common stock on a recognized national trading market, such as NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease approximately 93 thousand square feet of office space in Berkeley Heights, New Jersey. Our annual rental costs for this space are approximately $2.5 million. Our lease on this space terminates in 2010. In December 2006, we eliminated 34 positions, or approximately 35% of our workforce. We are examining our requirements for office space and are exploring various options that would potentially reduce our needs.

Item 3. Legal Proceedings

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that Genta and certain of our principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part our motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. Non-binding mediation in 2006 did not produce a settlement and the case proceeded to discovery. We have reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for issuance of 12.0 million shares of our common stock and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by our insurance carriers. We are actively engaged in preparing the written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. The final settlement hearing is scheduled for May 7, 2007 to determine whether the proposed settlement is fair and reasonable, whether the final judgment should be entered and whether attorneys’ fees and expenses should be awarded to plaintiffs’ counsel. On October 31, 2006, we and the defendants entered into a Release and Settlement Agreement with our insurance carrier, pursuant to which our insurance will cover the settlement fee, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action. The amount of the proposed settlement is $200,000, which will be covered by our insurance carriers.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta’s Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they filed a notice of appeal. On December 11, 2006, plaintiffs filed their appellate brief and on January 18, 2007, we filed our response. The matter is pending before the appellate court.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the quarter ended December 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol ‘‘GNTA.’’ The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ.

	High	Low
2006
First Quarter	$3.48	$1.41
Second Quarter	2.18	1.31
Third Quarter	1.91	0.35
Fourth Quarter	0.98	0.42
2005
First Quarter	$1.83	$1.10
Second Quarter	1.50	0.75
Third Quarter	1.98	1.00
Fourth Quarter	1.75	1.18

Holders

There were 590 holders of record of our common stock as of March 9, 2007. We estimate that there are approximately 35,000 beneficial owners of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any such dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business.

Performance Graph

The following Performance Graph and related information shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total Shareholder returns for Genta over the last five years to the NASDAQ Composite Index and the NASDAQ Biotechnology Index assuming a $100 investment made on December 31, 2001. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Genta Incorporated	100.00	54.04	73.30	12.37	10.26	3.11
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Biotechnology	100.00	62.08	90.27	99.08	111.81	110.06

Use of proceeds

In September 2006, we sold 20.0 million shares of our common stock at a price of $0.79 per share, raising $14.9 million, net of fees and expenses. In March 2006, we sold 19.0 million shares of our common stock at a price of $2.15 per share, raising $37.7 million, net of fees and expenses. The net proceeds from the sale of the common stock were used and will be used for research and development, commercialization expenses, potential licenses and acquisitions of complementary products, technologies or businesses and for general corporate purposes

Purchases of equity securities by the issuer

None

Item 6.    Selected Consolidated Financial Data

	Year Ended December 31,
(In thousands, except share data)	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Revenues:
License fees and royalties	$—	$5,241	$3,022	$1,045	$756
Development funding	—	20,988	12,105	4,194	2,803
Product sales – net	708	356	(512)	1,420	—
Total revenues	708	26,585	14,615	6,659	3,559
Cost of goods sold	108	52	170	404	—
Provision for excess inventory	—	—	1,350	—	—
Total cost of goods sold	108	52	1,520	404	—
Operating expenses:
Research and development	28,064	20,902	71,494	83,084	87,162
Selling, general and administrative	25,152	16,100	28,576	29,831	20,551
Provision for settlement of litigation, net	5,280	—	—	—	—
Write-off of prepaid royalty	1,268	—	—	—	—
Loss on disposition of property and equipment	—	4	1,254	3	13
Total operating expenses – gross	59,764	37,006	101,324	112,918	107,726
sanofi-aventis reimbursement	—	(6,090)	(43,292)	(55,891)	(28,451)
Total operating expenses – net	59,764	30,916	58,032	57,027	79,275
Gain on forgiveness of debt	—	1,297	11,495	—	—
Other income/(expense)	1,454	502	(147)	669	1,372
Loss before income taxes	(57,710)	(2,584)	(33,589)	(50,103)	(74,344)
Income tax benefit/(expense)	929	381	904	(6)	(184)
Net loss applicable to common shares	$(56,781)	$(2,203)	$(32,685)	$(50,109)	$(74,528)
Net loss per basic and diluted share	$(0.42)	$(0.02)	$(0.41)	$(0.67)	$(1.05)
Shares used in computing net loss per basic and diluted share	135,319	102,883	79,798	75,093	70,656

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$29,496	$21,282	$42,247	$82,929	$113,716
Working capital	12,682	11,703	(4,269)	81,252	91,586
Total assets	51,778	27,386	50,532	114,675	136,419
Total stockholders’ equity	14,642	15,697	1,752	12,254	46,703

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to December 31, 2006, we have incurred a cumulative net loss of $415.0 million. We expect that such losses will continue at least until our lead product, Genasense®, receives approval from the FDA or EMEA for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

We had $29.5 million of cash, cash equivalents and marketable securities on hand at December 31, 2006. In September 2006, we sold 20.0 million shares of our common stock at a price of $0.79 per share, raising net proceeds of $14.9 million. In March 2006, we sold 19.0 million shares of our common stock at a price of $2.15 per share, raising net proceeds of $37.7 million. Cash used in operating activities during the year ended December 31, 2006, was $44.7 million.

Irrespective of whether a NDA or MAA for Genasense® are approved, we anticipate that we will require additional cash in order to maximize the commercial opportunity and continue its clinical development opportunities. Alternatives available to us to sustain our operations include collaborative agreements, equity financing and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all. We will need substantial additional funds before we can expect to realize significant product revenue. We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. We believe that at the current rate of spending, we should have sufficient cash funds to maintain our present operations into the second quarter of 2008.

Our financial results in 2006 have been and will continue to be significantly affected by FDA and EMEA actions with respect to Genasense®.

In melanoma, we submitted a NDA to the FDA in 2003 for the use of Genasense® plus chemotherapy in patients with advanced melanoma. In May 2004, a majority of the ODAC failed to recommend approval of our NDA. As a consequence, we withdrew the NDA, which allows us to potentially resubmit the application. In 2005, we presented updated data from this trial, which show statistically significant increases in overall response, complete response, durable response and progression-free survival. An independent review of the X-rays confirmed the previously reported major responses with high concordance. An increase in overall survival by intent-to-treat analysis, which was the study’s primary endpoint, approached but did not reach statistical significance (P=0.077). Our analysis identified a statistically significant treatment interaction for blood levels of an enzyme known as LDH, which was a prospectively specified component of stratification. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Safety and efficacy data from this trial were published in a scientific journal in October 2006.

On January 3, 2006, we announced that we had completed a MAA to the EMEA, which seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On February 2, 2007, we announced that we completed our response to the 180-day list of outstanding questions from the EMEA. We currently anticipate that a regulatory opinion on the MAA will be issued during the first half of 2007.

In CLL, we conducted a Phase 3 trial in 241 patients with relapsed or refractory disease who were treated with fludarabine and cyclophosphamide (Flu/Cy) with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase in the proportion of patients who achieved a complete or nodular partial response (CR/nPR), (17% vs. 7%; P=0.025). Patients who achieved this level of response experienced disappearance of predefined disease symptoms, including fever, night sweats, fatigue, abdominal discomfort due to an enlarged spleen and impaired mobility due to swollen lymph nodes. A key secondary endpoint, duration of CR/nPR, was also significantly longer for patients treated with Genasense®, (median not reached but exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

Several secondary endpoints were not improved by the addition of Genasense® including overall response rate (i.e., the percentage of patients who achieved CR/nPR plus partial response), time-to-disease progression, or overall survival. Adverse events (irrespective of relation to study drugs) during treatment or within 30 days from last dose of treatment that resulted in death occurred in nine patients treated with Genasense® plus chemotherapy compared with five patients treated with chemotherapy alone. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.

On December 28, 2005, we completed submission of an NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. Genasense® had previously received Fast Track designation in CLL, meaning that the indication represented an unmet medical need, as well as designation as an Orphan Drug, by the FDA.

On September 6, 2006, the ODAC voted seven to three not to recommend approval of Genasense® and on December 15, 2006, we received a non-approvable notice from the FDA. On February 6, 2007, we announced that we would appeal this non-approvable notice. The appeal will be filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research. We filed notice reserving our right to appeal in December 2006 and expect to complete the filing of this appeal in March 2007. Safety and efficacy data from this trial were published in a scientific journal in the first quarter of 2007.

In December 2006, due to FDA’s non-approval of our NDA for CLL, we initiated a series of steps designed to conserve cash in order to focus on our oncology development operations. We reduced our workforce by 34 positions, or approximately 35%, including the elimination of 18 positions classified as research and development, 9 in sales and marketing and 7 in administration. Severance costs of $0.7 million were recognized in our operating expenses, including $0.3 million in research and development expenses and $0.4 million in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Payment of the severance began in January 2007.

In November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. On December 8, 2006, we announced that we had been notified that preliminary results from a randomized Phase 3 trial of chemotherapy with or without Genasense® in patients with acute myeloid leukemia, (AML), suggested the study was unlikely to meet its primary endpoint. On February 23, 2007, we announced that preliminary results from a randomized Phase 2 study of Genasense® plus chemotherapy in patients with advanced prostate cancer showed no between-group difference in prostate-specific antigen. While follow-up and analyses of the AML and prostate trials are continuing, we do not believe any of these trials will support regulatory approval of Genasense® in these indications.

We have completed accrual into a randomized Phase 2 trial of chemotherapy with or without Genasense® in previously treated patients with non-small cell lung cancer. We expect that the data from this trial will be available in 2007. We are also conducting a number of non-randomized clinical trials in patients with various types of cancer, either under our own sponsorship or in collaboration with the National Cancer Institute.

On October 13, 2006, we announced the initiation of a Phase 1 clinical trial using a new anticancer drug derived from our DNA/RNA Medicines program. The new compound (G4460) uses antisense technology to target a proto-oncogene known as c-myb that regulates key functions in cancer cells. Using an accelerated dosing schedule, this study will evaluate dosing regimens, safety, biologic activity, and down-regulation of c-myb in patients with advanced hematologic cancers. The clinical trial is being conducted at the University of Pennsylvania. G4460 has been granted Orphan Drug Designation by the FDA for treatment of patients with chronic myelocytic leukemia (CML).

Results of Operations

	Summary Operating Results For the years ended December 31,
($ thousands)				$ Change
	2006	2005	2004	’06 vs. ‘05	’05 vs. ‘04
Revenues:
License fees and royalties	$—	$5,241	$3,022	$(5,241)	$2,219
Development funding	—	20,988	12,105	(20,988)	8,883
Product sales – net	708	356	(512)	352	868
Total revenues	708	26,585	14,615	(25,877)	11,970
Cost of goods sold	108	52	170	56	(97)
Provision for excess inventory	—	—	1,350	—	(1,371)
Total cost of goods sold	108	52	1,520	56	(1,468)
Operating expenses:
Research and development	28,064	20,902	71,494	7,162	(50,592)
Selling, general and administrative	25,152	16,100	28,576	9,052	(12,476)
Provision for settlement of litigation	5,280	—	—	5,280	—
Write-off of prepaid royalty	1,268	—	—	1,268	—
Loss on disposition of equipment	—	4	1,254	(4)	(1,250)
Total operating expenses – gross	59,764	37,006	101,324	22,758	(64,318)
Less: sanofi-aventis reimbursement	—	(6,090)	(43,292)	6,090	37,202
Total operating expenses – net	59,764	30,916	58,032	28,848	(27,116)
Gain on forgiveness of debt	—	1,297	11,495	(1,297)	(10,198)
Other income/(expense), net	1,454	502	(147)	952	649
Loss before income taxes	(57,710)	(2,584)	(33,589)	(55,126)	31,005
Income tax benefit	929	381	904	548	(523)
Net loss	$(56,781)	$(2,203)	$(32,685)	$(54,578)	$30,482

Total revenues

Total revenues were $0.7 million in 2006 compared with $26.6 million in 2005 and $14.6 million in 2004. License fees and development funding revenues of $26.2 million in 2005 and $15.1 million in 2004 were generated by the accelerated recognition of the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis, a member of the sanofi-aventis Group (Aventis), in 2002, under the Collaborative Agreement between Aventis and us regarding the development and commercialization of Genasense®. In November 2004, we received from Aventis a notice of termination of the Collaborative Agreement. Under the terms of the Collaborative Agreement, Aventis continued to fund ongoing development activities through May 2005. We had previously determined that, due to the nature of the ongoing development work related to the Collaborative Agreement, the end of the development phase and the fair-value of the undelivered elements were not determinable. Accordingly, we deferred recognition of the initial licensing fee and up-front development funding received from Aventis and recognized these payments on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. As a result of the notice of termination of the Collaborative Agreement, we determined that the period over which the remaining deferred revenue should be recognized was through May 2005. In May 2005, we announced that Aventis and us had signed an agreement to finalize the termination of our development and commercialization collaboration for Genasense®.

Product sales-net of Ganite® were $0.7 million in 2006, primarily impacted by a $0.3 million favorable adjustment to a reserve for returns of Ganite®. In the second quarter of 2006, we revised our forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, we reduced our sales return reserve by $0.3 million to reflect this change in estimate. Sales of Ganite® during 2005 were $0.4 million. In 2004, we eliminated our sales force and significantly reduced our marketing support for Ganite®. In December 2004, a wholesaler contacted us to return a significant portion of its inventory of Ganite®. We agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. Our provision for sales returns increased by $1.2 million in 2004, resulting in net sales of ($0.5) million for 2004.

Cost of goods sold

Higher cost of goods sold in 2006 than in 2005 is the result of higher product sales. During 2004, we recorded a provision for excess Ganite® inventory of $1.4 million. Excluding the provision for excess inventory, cost of goods sold for 2005 decreased from the prior-year period, consistent with the decline in product sales.

Research and development expenses

Research and development expenses before reimbursement were $28.1 million in 2006 compared to $20.9 million in 2005. This increase is primarily due to expenses incurred in preparation for the production of Genasense® and expenses related to regulatory review. In addition, expenses in 2006 include the recognition of $1.0 million of share-based compensation expense, resulting from the adoption of SFAS 123R, Share-Based Payment, on January 1, 2006 and $0.3 million of severance expenses as a result of our staff reduction in December 2006 due to the FDA’s non-approval of our NDA for CLL. Research and development expenses incurred on the Genasense® project in 2006 were approximately $24.6 million, representing 91% of research and development expenses.

In 2005, approximately $19.5 million or 93% of research and development expenses before reimbursement were incurred on the Genasense® project. We were reimbursed $6.1 million pursuant to our Collaborative Agreement with Aventis. With the Aventis notice of termination, payments otherwise due to Genta were applied against the balance of the Line of Credit until it was repaid in May 2005 (see Note 4 to our Financial Statements). In 2004, research and development expenses before reimbursement were $71.5 million. Approximately $66.8 million or 93% of research and development expenses before reimbursement were incurred on the Genasense® project. Included in the $66.8 million was $33.0 million related to the expensing of vialed Genasense® product and Genasense® bulk drug substance, much of which had been originally produced and acquired to be commercial inventory and other expenses related to the manufacturing and purchase of Genasense® bulk drug substance. Research and development expenses in 2005 also declined due to our decision in May 2004 to reduce staff and reduce most non-Genasense® related programs as well as a lower level of activity on clinical trials.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $25.2 million in 2006 compared to $16.1 million in 2005. This increase is primarily due to sales and marketing expenses incurred in preparation for the anticipated commercial launch of Genasense® and higher payroll expense resulted from the hiring of an experienced sales and marketing management team throughout 2006. Selling, general and administrative expenses in 2006 also include the recognition of $2.0 million of share-based compensation expense, resulting from the adoption of SFAS 123R and $0.4 million of severance expense as a result of our staff reduction in December 2006 due to the FDA’s non-approval of our NDA for CLL. This reduction in employees and reduced sales and marketing expenses are projected to result in lower selling, general and administrative expenses during 2007.

Selling, general and administrative expenses were $16.1 million in 2005, compared to $28.6 million in 2004. Lower expenses in 2005 reflect the impact of the May 2004 elimination of the sales force, reduction of other administrative positions and substantial reduction of marketing support for Ganite®. In addition, during 2004, we recorded $1.0 million of legal expenses related to certain class action lawsuits (see Note 18 to our Financial Statements).

Provision for settlement of litigation, net

In 2004, numerous legal complaints were filed against Genta and certain of its officers on behalf of certain classes of our shareholders who purchased our securities during several class periods. The complaints were consolidated into a single action against us. We have reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for issuance of 12.0 million shares of our common stock and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by our insurance carriers. We are actively engaged in preparing the written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval. We recorded an expense of $5.3 million, which is composed of the 12.0 million shares of our common stock valued at a market price of $0.44 on December 31, 2006. This amount will continue to be adjusted based on the market price of our stock until final Court approval of the settlement, at which time, the number of shares to be issued will be fixed. We also recorded a liability for the settlement of litigation of $23.2 million, which is recorded in the account, Accounts payable and accrued expenses and an insurance receivable of $18.0 million, which is recorded in the account, Prepaid expenses and other current assets, (see Note 18 to our Financial Statements).

Write-off of prepaid royalty

In December 2000, we recorded $1.3 million as the fair value for our commitment to issue 162,338 shares of common stock to a major university as consideration for an amendment to a license agreement initially executed on August 1, 1991 related to antisense technology licensed from the university. The amendment provided for a reduction in the royalty percentage rate to be paid to the university based on the volume of sales of our products containing the antisense technology licensed from such university. These shares were issued in 2001. On December 15, 2006, we received a non-approvable notice from the FDA for our NDA for the use of Genasense® plus chemotherapy in patients with CLL. As a result, we accounted for the impairment of these prepaid royalties and recorded a write-off of this asset, (see Note 8 to our Financial Statements).

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

sanofi-aventis reimbursement

In May 2005, we announced that Genta and Aventis had finalized a termination agreement, providing for no future financial obligations by either party. Consequently, none of the research and development expenses incurred by us during 2006 were reimbursable.

Net expense reimbursement from Aventis of $6.1 million for 2005 declined from $43.3 million for 2004 due to the termination of the Collaborative Agreement in May 2005 and lower expenses incurred on the Genasense® project. In addition, in September 2004, we transferred $15.5 million of vialed Genasense® drug product and Genasense® bulk drug substance to Aventis.

Gain on forgiveness of debt

Gain on forgiveness of debt of $1.3 million in 2005 and $11.5 million in 2004 is the result of the termination of the Collaborative Agreement with Aventis. In 2005, pursuant to the terms of the Collaborative Agreement, $2.8 million of reimbursable costs accrued and owed to us by Aventis were applied against the Line of Credit with Aventis and the remaining balance of $1.3 million was forgiven. In 2004, under the terms of the Collaborative Agreement, Aventis forgave the $10.0 million of convertible debt issued to them in connection with the collaboration, along with $1.5 million in accrued interest, resulting in a gain on extinguishment of debt of $11.5 million.

Other income/(expense), net

Other income/(expense), net of $1.5 million in 2006 favorably compared to other income/(expense), net of $0.5 million in 2005, primarily due to higher interest income, resulting from higher investment balances and realized gains on the maturity of marketable securities. Other income/(expense), net of $0.5 million in 2005 favorably compared to other income/(expense), net of ($0.1) million for 2004 as a result of lower interest expense, due to us having no debt since May 2005, partially offset by lower interest income, resulting from lower investment balances.

Income tax benefit

New Jersey has enacted legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. We sold portions of our New Jersey net operating losses in 2006, 2005 and 2004 and received a payment of $0.9 million in each year that is recognized as income tax benefit. In 2005, the benefit was partially offset by $0.5 million of an accrued income tax expense that has arisen from a State of New Jersey tax audit for the years 2000 through 2004. The State has taken the position that amounts reimbursed to us by Aventis for co-development expenditures during the audit period are subject to New Jersey’s Alternative Minimum Assessment. Although we and our outside tax accountants believe the State’s position is unjustified, there is little case law on the matter and it is probable that we will be required to pay the liability in 2007.

If still available under New Jersey law, we will attempt to sell our remaining tax losses in 2007. The amount of tax losses that we may be able to sell will increase as we incur additional tax losses during 2007. We can not be assured that the New Jersey program will continue next year, nor can we estimate what percentage of our saleable tax benefits New Jersey will permit to sell, how much money will be received in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

Net loss

Genta incurred a net loss of $56.8 million, or $0.42 per share, for 2006, $2.2 million, or $0.02 per share, for 2005 and $32.7 million, or $0.41 per share, for 2004.

The higher loss in 2006 is primarily due to a comparison with a prior-year period that included revenues of $26.2 million from the accelerated recognition of the license fee and development funding and $6.1 million from the reimbursement for research and development expenses. In addition, 2006 results reflected higher operating expenses, as described above, including spending in anticipation of approval and commercial launch of Genasense®, $5.3 million for the provision for settlement of litigation, $1.3 million for the write-off of a prepaid royalty and $3.0 million from the implementation of SFAS 123R.

In 2005, the improvement in net loss and per share net loss to common shareholders compared to the prior-year period was primarily due to accelerated recognition through May 2005 of the initial licensing fee and up-front development funding, lower research and development expenses, lower selling, general and administrative expenses, along with a gain on forgiveness of debt.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 may have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has reviewed the guidance of SAB 108 and has determined that the adoption of SAB No. 108 did not have any impact on our financial statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 may have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, with limited exceptions, this pronouncement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As we do not have any defined benefit pension plans or other postretirement plans, the adoption of this standard did not have any impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. As we have provided a full valuation allowance to reserve for our net deferred tax assets at December 31, 2006, the adoption of this standard will not have a material impact on our results of operations, financial condition, or cash flows.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 we accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS 123R increased our expenses and reported net loss for 2006 by $3.0 million.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•	Revenue recognition. Our policy is to recognize revenues under license arrangements when delivery has occurred or services have been rendered, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. Royalties are recognized when earned. Consistent with Staff Accounting Bulletin No. 104 Revenue Recognition, initial funding of ongoing development received from Aventis, after the achievement of certain research and development milestones were being recognized on a straight-line basis over the original estimated useful life of the related first-to-expire patent of 115 months. On November 8, 2004 we received from Aventis notice of termination of the agreements between Genta and Aventis, with an effective termination date of May 8, 2005. Accordingly, we started recognizing the remaining balance of the initial funding on a straight-line basis over the time period from November 9, 2004 through May 8, 2005 (see Note 4 to our financial statements).

We recognize revenue from product sales when title to product and associated risk of loss has passed to the customer and we are reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. We allow return of our product for up to twelve months after product expiration. In December 2004, a wholesaler contacted us to return a significant portion of its inventory of Ganite®. We agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. In January 2005, the wholesaler returned $0.5 million of Ganite®. In the second quarter of 2006, we revised our forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, we reduced our sales return reserve by $0.3 million, to reflect this change in estimate. At December 31, 2006, our remaining reserve for sales returns was $0.2 million.

•	Research and development costs. All such costs are expensed as incurred, including raw material costs required to manufacture drugs for clinical trials. Reimbursements for applicable Genasense® related costs under the Collaborative Agreement, which terminated in May 2005, have been recorded as a reduction to expense in the Consolidated Statements of Operations (see Note 4 to our financial statements).

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents and marketable securities totaling $29.5 million compared with $21.3 million at December 31, 2005. During 2006, cash used in operating activities was $44.7 million compared with $37.0 million in 2005, reflecting additional spending in anticipation of potential commercial approval and product launch of Genasense®.

In September 2006, we sold 20.0 million shares of our common stock at a price of $0.79 per share, raising net proceeds of $14.9 million.

In March 2006, we sold 19.0 million shares of our common stock at a price of $2.15 per share, raising net proceeds of $37.7 million.

During 2006, we issued notes payable to finance premiums for our corporate insurance policies of $1.2 million at interest rates running from 5.4% to 5.6% and during 2005, $1.3 million at interest rates of 4.6% to 5.7%. Payments were scheduled over seven equal monthly installments for the notes initiated in 2006 and for seven or eight equal monthly installments for the notes initiated in 2005. The remaining balance on the notes payable was $0.6 million at December 31, 2006 and $0.7 million at December 31, 2005. We will attempt to finance our insurance premiums in 2007.

At December 31, 2005, we had cash, cash equivalents and marketable securities totaling $21.3 million, a decline of $20.9 million from $42.2 million at December 31, 2004. During 2005, cash flow used in operating activities was $37.0 million compared with $61.0 million in 2004. This decline reflected our smaller organization, focus on Genasense® and lower level of activity on clinical trials.

Irrespective of whether an NDA or MAA for Genasense® are approved, we will require additional cash in order to maximize this commercial opportunity and continue its clinical development opportunities. We have had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to us to sustain our operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financing, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

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

Contractual Obligations

Future contractual obligations at December 31, 2006 are as follows ($ thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$642	$642	—	—	—
Operating lease obligations	$8,389	$2,735	$5,225	$429	—
Total	$9,031	$3,377	$5,225	$429	—

Virtually all of the operating lease obligations result from our lease of approximately 93 thousand square feet of office space in Berkeley Heights, New Jersey. Our annual rental costs for this space are approximately $2.5 million. Our lease on this space terminates in 2010. In December 2006, we eliminated 34 positions, or approximately 35% of our workforce. We are examining our requirements for office space and are exploring various options that would potentially reduce our needs.

Not included in the above table are any Genasense® bulk drug purchase obligations to Avecia per the terms of the Manufacturing and Supply Agreement entered into between Avecia and Genta in December 2002. The agreement calls for us to purchase a percentage of our global Genasense® bulk drug requirements from Avecia during the term of the agreement. Due to the uncertainties regarding the timing of any Genasense® approval and sales/volume projections, specific obligation amounts cannot be estimated at this time. Due to past purchases of Genasense® bulk drug substance, we have access to sufficient product for our current needs. In addition, not included in the above table are potential milestone payments to be made to Emisphere, since such payments are contingent on the occurrence of certain events.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of December 31, 2006. Therefore there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 8.    Financial Statements and Supplementary Data

Genta Incorporated
Index to Financial Statements

42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genta Incorporated:

We have audited the accompanying consolidated balance sheets of Genta Incorporated and subsidiaries (the ‘‘Company’’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genta Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), ‘‘Share-Based Payment.’’

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2007

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)
	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$9,554	$9,314
Marketable securities (Note 3)	19,942	11,968
Accounts receivable – net of allowances of $42 at December 31, 2006 and $40 at December 31, 2005, respectively	17	59
Inventory (Note 6)	308	396
Prepaid expenses and other current assets (Note 18)	19,997	1,655
Total current assets	49,818	23,392
Property and equipment, net (Note 7)	271	1,077
Prepaid royalties (Note 8)	—	1,268
Other assets	1,689	1,649
Total assets	$51,778	$27,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 9)	$36,494	$10,960
Notes payable (Note 10)	642	729
Total current liabilities	37,136	11,689
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 13):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 and 10 shares issued and outstanding, liquidation value of $385 and $485 at December 31, 2006 and December 31, 2005, respectively	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $.001 par value; 250,000 and 150,000 shares authorized, 153,725 and 114,550 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	154	115
Additional paid-in capital	429,425	373,709
Accumulated deficit	(414,968)	(358,187)
Accumulated other comprehensive income	31	60
Total stockholders’ equity	14,642	15,697
Total liabilities and stockholders’ equity	$51,778	$27,386

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Revenues:
License fees and royalties (Note 4)	$—	$5,241	$3,022
Development funding (Note 4)	—	20,988	12,105
Product sales – net	708	356	(512)
Total revenues	708	26,585	14,615
Cost of goods sold	108	52	170
Provision for excess inventory	—	—	1,350
Total cost of goods sold	108	52	1,520
Operating expenses:
Research and development	28,064	20,902	71,494
Selling, general and administrative	25,152	16,100	28,576
Provision for settlement of litigation, net (Note 18)	5,280	—	—
Write-off of prepaid royalty (Note 8)	1,268	—	—
Loss on disposition of equipment	—	4	1,254
Total operating expenses – gross	59,764	37,006	101,324
sanofi-aventis reimbursement (Note 4)	—	(6,090)	(43,292)
Total operating expenses – net	59,764	30,916	58,032
Other income/(expense):
Gain on forgiveness of debt (Note 4)	—	1,297	11,495
Gain on maturity of marketable securities	310	63	32
Interest income and other income, net	1,216	591	888
Interest expense	(72)	(152)	(1,067)
Total other income/(expense), net	1,454	1,799	11,348
Loss before income taxes	(57,710)	(2,584)	(33,589)
Income tax benefit (Note 11)	929	381	904
Net loss	$(56,781)	$(2,203)	$(32,685)
Net loss per basic and diluted share	$(0.42)	$(0.02)	$(0.41)
Shares used in computing net loss per
basic and diluted share	135,319	102,883	79,798

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at January 1, 2004	261	$—	75,927	$76	$335,713	$(323,299)	$(261)	$25	$12,254
Comprehensive loss:
Net Loss	—	—	—	—	—	(32,685)	—	—	(32,685)
Unrealized investment loss	—	—	—	—	—	—	—	(57)	(57)
Total comprehensive loss	—	—	—	—	—	—	—		(32,742)
Issuance of common stock in connection with Series A conversion	(251)	—	1,855	2	(2)	—	—	—	—
Issuance of common stock in connection with exercise of warrants and stock options	—	—	2,576	2	478	—	—	—	480
Issuance of common stock in connection with direct placement, net of issuance costs of $960	—	—	15,000	15	21,525	—	—	—	21,540
Compensation expense related to certain stock options issued in 1999 and 2000	—	—	—	—	—	—	220	—	220
Balance at December 31, 2004	10	$—	95,358	$95	$357,714	$(355,984)	$(41)	$(32)	$1,752
Comprehensive loss:
Net Loss	—	—	—	—	—	(2,203)	—	—	(2,203)
Unrealized investment income	—	—	—	—	—	—	—	92	92
Total comprehensive loss	—	—	—	—	—	—	—	—	(2,111)
Issuance of common stock , net of issuance costs of $1,521	—	—	19,060	20	15,995	—	—	—	16,015
Other conversions	—	—	132	—	—	—	—	—	—
Compensation expense related to certain stock options issued in 1999 and 2000	—	—	—	—	—	—	41	—	41
Balance at December 31, 2005	10	$—	114,550	$115	$373,709	$(358,187)	$—	$60	$15,697

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Comprehensive loss:
Net Loss	—	—	—	—	—	(56,781)	—	—	(56,781)
Unrealized investment loss	—	—	—	—	—	—	—	(29)	(29)
Total comprehensive loss	—	—	—	—	—	—	—	—	(56,810)

Issuance of common stock , net of issuance costs of $3,125	—	—	19,000	19	37,706	—	—	—	37,725

Issuance of common stock in connection with conversion of Series A preferred stock	(2)	—	20	—	—	—	—	—	—

Issuance of common stock , net of issuance costs of $925	—	—	20,000	20	14,855	—	—	—	14,875

Issuance of common stock in connection with exercise of stock options	—	—	155	—	156	—	—	—	156

Stock-based compensation expense	—	—	—	—	2,999	—	—	—	2,999

Balance at December 31, 2006	8	$—	153,725	$154	$429,425	$(414,968)	$—	$31	$14,642

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2005	2004
Operating activities:
Net loss	$(56,781)	$(2,203)	$(32,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	942	2,074	3,003
Loss on disposition of equipment	—	4	1,254
Non-cash reimbursement of research & development expense (Note 4)	—	(6,090)	(27,328)
Amortization of deferred revenues (Note 4)	—	(26,228)	(15,127)
Share-based compensation (Note 14)	2,999	—	—
Provision for sales returns	(300)	—	1,291
Gain on maturity of marketable securities	(310)	(63)	(32)
Provision for settlement of litigation, net (Note 18)	5,280	—	—
Write-off of prepaid royalty (Note 8)	1,268	—	—
Provision for excess inventory	—	(21)	1,350
Gain on forgiveness of debt (Note 4)	—	(1,297)	(11,495)
Compensation expense related to certain stock options issued in 1999 and 2000	—	41	220
Changes in operating assets and liabilities:
Accounts receivable	42	(59)	15,509
Inventory (Note 6)	88	(21)	(1,185)
Notes receivable (Note 19)	—	—	3,542
Prepaid expenses and other current assets	(142)	255	574
Accounts payable and accrued expenses	2,264	(3,389)	58
Other assets	(40)	(29)	(12)
Net cash used in operating activities	(44,690)	(37,026)	(61,063)
Investing activities:
Purchase of marketable securities (Note 3)	(56,784)	(21,839)	(7,281)
Maturities of marketable securities (Note 3)	49,091	15,784	59,273
Deposits to restricted cash account	—	—	(294)
Redemptions of restricted cash account	—	—	165
Purchase of property and equipment	(136)	(56)	(1,767)
Proceeds from sale of equipment	—	34	157
Net cash (used in) provided by investing activities	(7,829)	(6,077)	50,253
Financing activities:
Issuance of common stock, net (Note 13)	52,691	16,015	21,598
Borrowings under note payable (Note 10)	1,174	1,233	1,431
Repayments of note payable (Note 10)	(1,261)	(1,320)	(1,363)
Issuance of common stock upon exercise of warrants and options (Note 13 & 15)	155	—	480
Net cash provided by financing activities	52,759	15,928	22,146

Increase (decrease) in cash and cash equivalents	240	(27,175)	11,336
Cash and cash equivalents at beginning of year	9,314	36,489	25,153
Cash and cash equivalents at end of year	$9,554	$9,314	$36,489

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2006, 2005 and 2004

1.	Organization and Business

Genta Incorporated (‘‘Genta’’ or the ‘‘Company’’) is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is currently dependent on the timing of Genasense® regulatory approval. Any adverse events with respect to approvals by the U.S. Food and Drug Administration (‘‘FDA’’) and/or European Medicines Agency (‘‘EMEA’’) could negatively impact the Company’s ability to obtain additional funding or identify potential partners.

The Company had $29.5 million of cash, cash equivalents and marketable securities on hand at December 31, 2006. In September 2006, the Company sold 20.0 million shares of its common stock at a price of $0.79 per share, raising net proceeds of $14.9 million. In March 2006, the Company sold 19.0 million shares of its common stock at a price of $2.15 per share, raising net proceeds of $37.7 million. Net cash used in operating activities during 2006 was $44.7 million, which represents an average monthly outflow of $3.7 million.

On December 15, 2006, the Company received a non-approvable notice from the FDA for its NDA for the use of Genasense® plus chemotherapy in patients with CLL. The Company believes that its application met the regulatory requirements for approval and on February 6, 2007, the Company announced that it would appeal this non-approvable notice. The appeal will be filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research. The Company filed notice reserving its right to appeal in December 2006 and expects to complete the filing of this appeal in March 2007.

The Company also has a pending Marketing Authorization Application (‘‘MAA’’) before the European Medicines Agency (‘‘EMEA’’) for the use of Genasense® plus chemotherapy for treatment of patients with advanced melanoma. On February 2, 2007, the Company announced that it completed the response to the 180-day list of outstanding questions from the EMEA. The Company currently anticipates that a regulatory opinion on the MAA will be issued within the first half of 2007.

Irrespective of whether the co-pending NDA and MAA for Genasense® are approved, the Company will require additional cash in order to maximize this commercial opportunity and continue its clinical development opportunities. The Company has had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

If the Company is unable to raise additional funds, it will need to do one or more of the following:

•	delay, scale back or eliminate some or all of the Company’s research and product development programs and sales and marketing activity;

•	license third parties to develop and commercialize products or technologies that the Company would otherwise seek to develop and commercialize themselves;

•	attempt to sell the Company;

•	cease operations; or

•	declare bankruptcy.

We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Management believes that at the current rate of spending, the Company should have sufficient cash funds to maintain its present operations into the second quarter of 2008.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2006 have been considered in preparing the consolidated financial statements. Such financial statements include the accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. Certain reclassifications were made to prior-year amounts to conform to the current-year presentation that were not considered material. The Consolidated statements of cash flows for the years ended December 31, 2005 and 2004 include a reclassification of $63 thousand and $32 thousand, respectively, from investing activities to operating activities to record realized gains on the maturity of marketable securities within operating activities, rather than as a reduction of proceeds from the maturity of marketable securities.

Revenue Recognition

Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and the Company is reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company allows return of its product for up to twelve months after product expiration. In December 2004, a wholesaler contacted the Company to return a significant portion of its inventory of Ganite®. The Company agreed to the return of this product and recorded a provision for sales returns, as well as provided for potential returns from other wholesalers. In January 2005, the wholesaler returned $0.5 million of Ganite®. In the second quarter of 2006, the Company revised its forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, the Company reduced its sales return reserve by $0.3 million, to reflect this change in estimate. At December 31, 2006, the Company’s remaining reserve for sales returns was $0.2 million.

In April 2002, the Company entered into a development and commercialization agreement (‘‘Collaborative Agreement’’) with Aventis, a member of the sanofi-aventis group (‘‘Aventis’’). In November 2004, Aventis gave notice to Genta that it was terminating its Collaborative Agreement with the Company. Under the terms of the agreement, Aventis continued to fund ongoing development activities for a six-month period. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (‘‘SAB’’) No. 104, Revenue Recognition and Emerging Issues Task Force (‘‘EITF’’) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

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

On March 23, 2006, the Company entered into an exclusive, worldwide licensing agreement with Emisphere Technologies, Inc., (‘‘Emisphere’’), to develop an oral formulation of a gallium-containing compound. Under the terms of the agreement, Genta will pay Emisphere up to $24.0 million only upon the achievement of certain milestones during the course of product development and royalties based upon sales. To date, no milestone payments have been made.

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

Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income and other matters in making this assessment. The Company reviewed its deferred tax assets and at both December 31, 2006 and December 31, 2005, recorded a valuation allowance to reduce these assets to zero to reflect that, more likely than not, they will not be realized.

Stock Options

Effective January 1, 2006, Genta adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), using the modified prospective transition method and therefore has not restated results for prior periods. Under the new standard, all share-based payments including grants of employee stock options are recognized in the Consolidated Statement of Operations based on their fair values, as pro-forma disclosure is no longer an alternative. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 14 to our Consolidated Financial Statements for a further discussion on share-based compensation.

Net Loss Per Common Share

Net loss per common share for the year ended December 31, 2006, 2005 and 2004, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 12.5 million, 11.0 million and 11.4 million shares in 2006, 2005 and 2004, respectively, reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants.

3.	Marketable Securities

The carrying amounts of the Company’s marketable securities, which are primarily securities of government-backed agencies, approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities is as follows ($ thousands):

	December 31,
	2006	2005
Cost	$19,911	$11,908
Gross unrealized gains	31	60
Gross unrealized losses	—	—
Fair value	$19,942	$11,968

The fair value of each marketable security has been compared to its cost and therefore, an unrealized gain of approximately $31 thousand and $60 thousand has been recognized in the account Accumulated other comprehensive income at December 31, 2006 and December 31, 2005, respectively.

4.	Collaborative Agreement

In April 2002, we entered into a series of agreements with Aventis regarding the development and commercialization of Genasense®. In November 2004, the Company received from Aventis notice of termination of the agreements between Genta and Aventis. In May 2005, the Company announced that Genta and Aventis had signed an agreement to finalize the termination of their development and commercialization collaboration for Genasense®. The termination agreement provided for no future financial obligations by either party and the retirement of the Line of Credit established by Aventis to Genta. Pursuant to the terms of the Collaborative Agreement, $2.8 million of reimbursable costs accrued and owed to the Company by Aventis were applied against the Line of Credit and the remaining balance of $1.3 million was forgiven. In 2004, under the terms of the Collaborative Agreement, Aventis forgave the $10.0 million of convertible debt issued to them in connection with the collaboration, along with $1.5 million in accrued interest, resulting in a gain on extinguishment of debt of $11.5 million.

Also, as of December 31, 2004, the Company had recorded $26.2 million, net of amortization, in deferred revenues relating to the initial $10.0 million licensing fee and $40.0 million development funding received from Aventis under the Collaborative Agreement. As a result of the notice of termination of the agreements with Aventis, the Company determined that the period over which the remaining deferred revenue should be recognized was through May 2005.

Aventis returned its current inventory of Genasense® drug supply to Genta. In addition, Genta assumed responsibility for the randomized clinical trial of Genasense® in combination with docetaxel (Taxotere®; sanofi-aventis) in patients with hormone-refractory prostate cancer. Among other provisions, the Standstill and Voting Agreement and Registration Rights Agreement that were established pursuant to the Aventis investment in Genta common stock in 2002 did not terminate at that time.

Under the Collaborative Agreement Aventis paid 75% of the U.S. NDA-directed development costs incurred by either Genta or Aventis and 100% of all other development, marketing, and sales costs incurred within the U.S. and elsewhere through May 10, 2005. An analysis of expenses reimbursed under the Collaborative Agreement follows ($ thousands):

	Twelve Months Ended December 31,
	2005	2004
Research and development expenses, gross	$20,902	$71,494
Less expense reimbursement.	(6,090)	(43,292)
Research and development expenses, net	$14,812	$28,202

None of the research and development expenses incurred by the Company during 2006 was reimbursable.

5.	Workforce reduction

In December 2006, due to FDA’s non-approval of the Company’s NDA for CLL, the Company initiated a series of steps that are designed to conserve cash in order to focus on its oncology development operations. The Company reduced its workforce by 34 positions, or approximately 35%, including the elimination of 18 positions classified as research and development, 9 in sales and marketing and 7 in administration. Severance costs of $0.7 million were recognized in operating expenses, including $0.3 million in research and development expenses and $0.4 million in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Payment of the severance began in January 2007.

6.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	December 31,
	2006	2005
Raw materials	$24	$191
Work in process	94	—
Finished goods	190	205
	$308	$396

In May 2005, the Company announced that Genta and Aventis had signed an agreement to finalize the termination of their development and commercialization collaboration for Genasense®. The termination agreement provided for no future financial obligations by either party and Aventis returned its current inventory of Genasense® drug supply to Genta. With this returned drug supply, the Company has substantial quantities of Genasense® which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

7.	Property and Equipment, Net

Property and equipment is comprised of the following ($ thousands):

	Estimated Useful Lives	December 31,
		2006	2005
Computer equipment	3	$2,950	$2,871
Software	3	3,406	3,349
Furniture and fixtures	5	936	936
Leasehold improvements	Life of lease	410	410
Equipment	5	182	182
		7,884	7,748
Less accumulated depreciation and amortization		(7,613)	(6,671)
		$271	$1,077

8.	Prepaid Royalties

In December 2000, the Company recorded $1.3 million as the fair value for its commitment to issue 162,338 shares of common stock to a major university as consideration for an amendment to a license agreement initially executed on August 1, 1991 related to antisense technology licensed from the university. The amendment provided for a reduction in the royalty percentage rate to be paid to the university based on the volume of sales of the Company’s products containing the antisense technology licensed from such university. These shares were issued in 2001. On December 15, 2006, the Company received a non-approvable notice from the FDA for its NDA for the use of Genasense® plus chemotherapy in patients with CLL. As a result, the Company accounted for the impairment of these prepaid royalties by recording a write-off of this asset.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following ($ thousands):

	December 31,
	2006	2005
Accounts payable	$5,493	$4,665
Accrued severance	747	—
Accrued compensation	2,323	1,467
Reserve for sales returns	210	765
Reserve for settlement of litigation obligation	23,480	—
Other accrued expenses	4,241	4,063
	$36,494	$10,960

10.	Notes Payable

During 2006, the Company issued notes payable to finance premiums for its corporate insurance policies of $1.2 million at interest rates running from 5.4% to 5.6% and during 2005, $1.3 million at 4.6% to 5.7%. Payments were scheduled over seven equal monthly installments for the notes initiated in 2006 and for seven or eight equal monthly installments for the notes initiated in 2005.

11.	Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005 and related valuation reserves are presented below ($ thousands):

	December 31,
	2006	2005
Deferred tax assets:
Deferred compensation	$772	$772
Net operating loss carryforwards	122,514	106,898
Research and development credit and Orphan Drug credit carryforwards	38,586	34,384
Purchased technology and license fees	4,850	4,850
Depreciation and amortization, net	342	304
Share-based compensation expense	648	—
Provision for settlement of litigation, net	2,323	—
Write-off of prepaid royalties	558	—
New Jersey Alternative Minimum Assessment (AMA) Tax	730	738
New Jersey research and development credits	5,306	4,707
Provision for excess inventory	714	717
Reserve for product returns	92	337
Accrued liabilities	2,142	1,465
Other, net	236	231
Total deferred tax assets	179,813	155,403
Valuation allowance for deferred tax assets	(179,813)	(155,403)
Net deferred tax assets	—	—
Deferred tax liabilities:
Net deferred tax liabilities	$—	$—

A full valuation allowance has been provided at December 31, 2006 and 2005, respectively, to reserve for deferred tax assets, as it appears more likely than not that net deferred tax assets will not be realized.

New Jersey has enacted legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. The Company sold portions of its New Jersey net operating losses in both 2006 and 2005 and received a payment of $0.9 million in each year that is recognized as income tax benefit. In 2005 the benefit was offset by $0.5 million of an accrued income tax expense that has arisen from a State of New Jersey tax audit for the years 2000 thru 2004. The State has taken the position that amounts reimbursed to the Company by Aventis for co-development expenditures during the audit period are subject to New Jersey’s Alternative Minimum Assessment. Although the Company and its outside tax accountants believe the State’s position is unjustified, there is little case law on the matter and it is probable that the Company will be required to pay the liability in 2007.

If still available under New Jersey law, the Company will attempt to sell its tax loss carryforwards in 2007. We cannot be assured that the New Jersey program will continue in 2007, nor can we estimate what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money will be received in connection with the sale, or if the Company will be able to find a buyer for its tax benefits.

At December 31, 2006, the Company has federal and state net operating loss carryforwards of approximately $292.6 million and $223.5 million, respectively. The federal tax loss carryforward began expiring in 2003. The Company also has Research and development credit and Orphan Drug credit carryforwards totaling $38.6 million, which began expiring in 2003.

12.	Operating Leases

At December 31, 2006 and December 31, 2005, the Company maintained $1.7 million and $1.6 million respectively in restricted cash balances, included in the account, Other assets, with financial institutions related to lease obligations on its corporate facilities. Such restricted cash balances collateralize letters of credit issued by the financial institutions in favor of the Company’s landlord with respect to corporate facilities.

Future minimum obligations under operating leases at December 31, 2006 are as follows ($ thousands):

Operating Leases
2007	$2,735
2008	2,634
2009	2,591
2010	429
2011	—
Thereafter	—
$8,389

Annual rent expense incurred by the Company in 2006, 2005 and 2004 was $2.5 million, $2.4 million and $2.5 million, respectively.

13.	Stockholders’ Equity

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

In August 2005, the Company issued 19.1 million shares of its common stock at a price of $0.92 per share, raising $16.0 million, net of fees and expenses.

Preferred Stock Purchase Right

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

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of December 31, 2006 and December 31, 2005, each share of Series A Preferred Stock was convertible into 11.9813 and 9.8067 shares of common stock, respectively. At December 31, 2006 and December 31, 2005, the Company had 7,700 and 9,700 shares, respectively, of Series A Convertible Preferred Stock issued and outstanding.

In the event of a liquidation of the Company, the holders of the Series A Preferred Stock are entitled to a liquidation preference equal to $50 per share, or $0.4 million at December 31, 2006.

Series G Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, of which 2.0 million shares has been designated Series G Participating Cumulative Preferred.

Warrants

Summary information with respect to outstanding common stock warrants at December 31, 2006 is presented below:

Outstanding Warrants	Exercise Price	Common Equivalents (in thousands)	Expiration Date
June 1997	$0.86	26	December 2007
December 1999	$2.36−$3.42	190	June 2007
		216

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

Common Stock Reserved

At December 31, 2006, the Company had 153.7 million shares of common stock outstanding, 12.5 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 5.3 million additional shares of common stock authorized for issuance and remaining to be granted under the Company’s stock option plans.

14.	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. SFAS 123R superseded Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’). The Company adopted SFAS 123R using the modified prospective transition method, which required the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite service periods of those awards, with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and are recognized on a straight-line basis over the requisite service periods of each award. The new standard also requires the Company to estimate forfeiture rates for all unvested awards, which it has done for 2006 based on its historical experience.

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (‘‘SEC’’) guidance provided in the SEC’s Staff Accounting Bulletin 107, (‘‘SAB 107’’), using a ‘‘simplified’’ method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the years ended December 31 2006, 2005 and 2004, respectively:

	2006	2005	2004
Expected volatility	97%	116%	98%
Expected dividends	—	—	—
Expected term (in years)	6.25	6.25	4.0
Risk-free rate	4.6%	4.4%	3.5%

Prior to 2006, the Company accounted for share-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options, provided the option exercise price was not less than the common stock’s fair market value on the date of the grant. The Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to its share-based compensation. The Company’s net loss and net loss per share for the years ended December 31, 2005 and December 31, 2004 would have been increased if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

The following table sets forth the pro-forma net loss as if the fair value method had been applied to all awards:

($ thousands, except per share data)	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss applicable to common shares, as reported	$(2,203)	$(32,685)
Add: Equity related employee compensation expense related to certain stock options issued in 1999 and 2000 included in reported net loss, net of related tax effects	41	220
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,206)	(7,236)
Pro forma net loss	$(8,368)	$(39,701)
Net loss per share attributable to common shareholders:
As reported: Basic and diluted	$(0.02)	$(0.41)
Pro forma: Basic and diluted	$(0.08)	$(0.50)

The share-based compensation expense recognized for the year ended December 31, 2006 was comprised as follows:

($ thousands, except per share data)	Year Ended December 31, 2006
Research and development expenses	$997
Selling, general and administrative	2,002
Total share-based compensation expense	$2,999
Share-based compensation expense, per basic and diluted common share	$0.02

15.	Stock Option Plans

As of December 31 2006, the Company has two share-based compensation plans, which are described below:

1998 Stock Incentive Plan

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended, (the ‘‘1998 Plan’’), 20.5 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. In June 2006, the Company’s stockholders approved an amendment to increase the total number of shares of common stock authorized for issuance under the 1998 Plan from 18.5 million to 20.5 million shares. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The following table summarizes the option activity under the 1998 Plan as of December 31, 2006 and changes during the three years then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	9,871	$6.23
Granted	1,442	7.56
Exercised	80	2.76
Forfeited or expired	1,239	9.97
Outstanding at December 31, 2004	9,994	$5.99
Granted	1,484	1.36
Exercised	—	—
Forfeited or expired	2,060	7.00
Outstanding at December 31, 2005	9,418	$5.04
Granted	2,595	1.94
Exercised	—	—
Forfeited or expired	397	4.22
Outstanding at December 31, 2006	11,616	$4.37	5.5	$—
Vested and expected to vest at December 31, 2006	6,970	$4.37	5.5	$—
Exercisable at December 31, 2006	7,233	$4.11	4.0	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at December 31, 2006. The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $1.56.

As of December 31, 2006, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the option activity under the Directors’ Plan as of December 31, 2006 and changes during the three years then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	928	$7.26
Granted	160	8.16
Exercised	5	6.86
Forfeited or expired	59	10.33
Outstanding at December 31, 2004	1,024	$7.17
Granted	193	1.15
Exercised	—	—
Forfeited or expired	59	5.25
Outstanding at December 31, 2005	1,158	$6.26
Granted	135	2.07
Exercised	155	1.00
Forfeited or expired	537	6.83
Outstanding at December 31, 2006	601	$6.17	6.5	$—
Vested and expected to vest at December 31, 2006	361	$6.17	6.5	$—
Exercisable at December 31, 2006	569	$6.44	6.3	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at December 31, 2006. The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $2.07. The intrinsic value of stock options exercised during the year ended December 31, 2006 was $0.2 million.

Stock option grants for a combination of both the 1998 Plan and the 1998 Directors Plan were as follows:

Year	Options Granted (inThousands)	Weighted Average Grant Date Per Share Fair Value
2006	2,730	$1.95
2005	1,677	1.33
2004	1,602	7.62

An analysis of all options outstanding as of December 31, 2006 is presented below, (option figures are in thousands):

Range of Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.77 - $1.94	1,936	8.8	$1.45	420	$1.32
$2.05 - $2.43	1,665	9.2	2.12	392	2.15
$2.50 - $2.95	4,977	3.0	2.66	4,969	2.66
$3.17 - $7.97	1,345	4.9	7.17	1,171	7.19
$8.02 - $9.92	1,069	6.3	9.78	68	8.38
$10.00 - $16.14	1,225	6.0	12.11	782	12.47
	12,217	5.6	$4.46	7,802	$4.28

16.   Employee Savings Plan

In 2001, the Company initiated sponsorship of the Genta Incorporated Savings and Retirement Plan, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company’s matching contribution to the Plan was $0.4 million, $0.4 million and $0.7 million for 2006, 2005 and 2004, respectively.

17.	Comprehensive Loss

An analysis of comprehensive loss is presented below:

($ in thousands)	Years Ended December 31,
	2006	2005	2004
Net loss	$(56,781)	$(2,203)	$(32,685)
Change in market value on available-for-sale marketable securities	31	60	(32)
Total comprehensive loss	$(56,750)	$(2,143)	$(32,717)

18.	Commitments and Contingencies

Litigation and Potential Claims

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints have been consolidated into a single action and allege that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of our securities. The shareholder class action complaint in the various actions seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. On September 30, 2005, the court granted in part and denied in part the Company’s motion to dismiss the plaintiffs’ complaint. The court dismissed plaintiffs’ claim that the defendants engaged in a scheme or artifice to defraud plaintiffs, but allowed plaintiffs’ claims to proceed with respect to their allegations that defendants issued false and misleading public statements about Genasense®. Non-binding mediation in 2006 did not produce a settlement and the case proceeded to discovery. The Company has reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for issuance of 12.0 million shares of common stock of the Company and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. The Company is actively engaged in preparing the written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval. Under FASB Statement No. 5, ‘‘Accounting for Contingencies’’ and FASB Interpretation No. 14, ‘‘Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5’’, the Company recorded an expense of $5.3 million, which is composed of the 12.0 million shares of the Company’s common stock valued at a market price of $0.44 on December 31, 2006. This amount will continue to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement, at which time, the number of shares to be issued will be fixed. The Company also recorded a liability for the settlement of litigation of $23.2 million, which is included in the account Accounts payable and accrued expenses and an insurance receivable of $18.0 million, which is included in the account Prepaid expenses and other current assets.

In addition, two separate shareholder derivative actions have been filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta has reached an agreement in principle with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. The final settlement hearing is scheduled for May 7, 2007 to determine whether the proposed settlement is fair and reasonable, whether the final judgment should be entered and whether attorneys’ fees and expenses should be awarded to plaintiffs’ counsel. On October 31, 2006, we and the defendants entered into a Release and Settlement Agreement with the Company’s insurance carrier, pursuant to which the Company’s insurance will cover the settlement fee, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action. The amount of the proposed settlement is $200,000, which will be covered by the Company’s insurance carriers. The Company recorded a liability for the settlement of litigation of $200 thousand, which is included in the account Accounts payable and accrued expenses and an insurance receivable of $200 thousand, which is included in the account Prepaid expenses and other current assets.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claim that defendants have breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta’s Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they filed a notice of appeal. On December 11, 2006, plaintiffs filed their appellate brief and on January 18, 2007, the Company filed its response. The matter is pending before the appellate court.

Contractual Obligations

Future contractual obligations at December 31, 2006 are as follows ($ thousands):

	Total	Less than 1 year	1 − 3 years	3 − 5 years	More than 5 years
Notes payable	$642	$642	$0	$0	$0
Operating lease obligations	$8,389	$2,735	$5,225	$429	$0
Total	$8,389	$2,735	$5,225	$429	$0

Not included in the above table are any Genasense® bulk drug purchase obligations to Avecia per the terms of the Manufacturing and Supply Agreement entered into between Avecia and Genta in December 2002. The agreement calls for Genta to purchase a percentage of our global Genasense® bulk drug requirements from Avecia during the term of the agreement. Due to the uncertainties regarding the timing of any Genasense® approval and sales/volume projections, specific obligation amounts cannot be estimated at this time. Due to past purchases of Genasense® bulk drug substance, the Company has access to sufficient drug for its current needs. In addition, not included in the above table are potential milestone payments to be made to Emisphere, since such payments are contingent on the occurrence of certain events.

19.   Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

As a result of the Aventis notice of termination, all payments otherwise due to Genta were contractually applied against the balance of the Line of Credit until the Line of Credit was repaid. During 2005 and 2004, $6.0 million and $12.9 million of reimbursement due to Genta, respectively, was applied to the balance of the Line of Credit. In addition, in 2005, the Company recorded a gain on the forgiveness of debt of $1.3 million.

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

During 2004, based on negotiations between the Company and Avecia, amounts owed to Genta under a Note receivable from Avecia were offset against amounts payable to Avecia, resulting in a non-cash reduction to the accounts Note receivable and Accounts payable and accrued expenses, of approximately $4.2 million.

No interest was paid for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

20.	Selected Quarterly Financial Data (Unaudited)

The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

2006	Quarter Ended
($ thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$67	$379	$145	$117
Operating expenses-net	10,206	15,353	15,453	18,752
Net loss	(9,895)	(14,642)	(14,940)	(17,304)
Net loss per common share:
Basic and diluted **	$(0.08)	$(0.11)	$(0.11)	$(0.11)

2005	Quarter Ended
($ thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$18,514	$7,887	$87	$97
Operating expenses-net	4,604	7,348	8,114	10,850
Net income (loss)	14,025	1,919	(7,904)	(10,243)
Net income (loss) per common share:
Basic and diluted **	$0.15	$0.02	$(0.07)	$(0.09)

** Net (loss) income per common share is calculated independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

In December 2006, due to FDA’s non-approval of the Company’s NDA for CLL, the Company initiated a series of steps that are designed to conserve cash in order to focus on its oncology development operations. It reduced its workforce by 34 positions, or approximately 35%, including the elimination of 18 positions classified as research and development, 9 in sales and marketing and 7 in administration. Severance costs of $0.7 million were recognized in operating expenses, including $0.3 million in research and development expenses and $0.4 million in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Payment of the severance began in January 2007. Also in December 2006, the Company reached an agreement in principle with plaintiffs to settle certain class action litigation in consideration for issuance of 12.0 million shares of common stock and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The Company is actively engaged in preparing the written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval. The Company recorded an expense of $5.3 million, which is composed of 12.0 million shares of common stock valued at a market price of $0.44 on December 31, 2006. This amount will continue to be adjusted based on the market price of our stock until final Court approval of the settlement, at which time, the number of shares to be issued will be fixed, (see Note 18 to the Financial Statements).

For the quarters ended March 31, 2005 and June 30, 2005, the Company reported income of $14.0 million or $0.15 per share and $1.9 million or $0.02 per share, respectively. The Aventis notice of termination, resulted in the acceleration of the recognition of previously deferred revenue over a six-month period beginning in November 2004. As a result, revenue and income recognized in the quarter ended March 31, 2005 and June 30, 2005 increased $17.1 million and $6.5 million, respectively, over their prior-year comparison periods.

21.	Subsequent Events

On March 7, 2007, the Company announced that it had entered into a Supply and Distribution Agreement (the ‘‘Agreement’’) with IDIS (‘‘IDIS’’) whereby IDIS will distribute Ganite® and Genasense® on a ‘‘named patient’’ basis. The global agreement covers territories outside the United States. ‘‘Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient. IDIS, a privately owned company based in the United Kingdom, will manage the named patient programs for the Company.

The Agreement provides that the Company will supply the two products to IDIS on a consignment basis. The Company will be paid after sales are made by IDIS, which payment shall be based off of a monthly sales report received from IDIS. The Company will invoice IDIS based upon this monthly report, which invoice shall be calculated based upon a price minus a fee credited to IDIS. The agreement also provides for distribution by IDIS of a limited amount of drug product free of charge to indigent patients. The Company intends that a percentage of proceeds from the named patient program will be used to support the compassionate use program. The Company has agreed to pay a nominal one time start-up fee for this program to IDIS and the Company will pay IDIS a termination fee in the event it terminates either or both products within the first three years. Other financial terms of the agreement have not been disclosed.

On March 14, 2007, the company sold 30 million shares of the Company’s common stock at a price of $0.36 per share, raising approximately $10.1 million, net of estimated fees and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b), Genta’s Chief Executive Officer and Chief Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

We have audited management’s assessment, included in Item 9A Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting, that Genta Incorporated and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), ‘‘Share-Based Payment.’’

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2007

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant and Corporate Governance

The Board of Directors

The Board currently consists of six directors. They are Raymond P. Warrell, Jr., M.D., Martin J. Driscoll, Betsy McCaughey, Ph.D., Christopher P. Parios, Daniel D. Von Hoff, M.D. and Douglas G. Watson. The Board has determined that, except for Dr. Warrell, all of the members of the Board are ‘‘independent directors’’ as defined under NASDAQ rules. Dr. Warrell is not considered independent as he is an executive officer of the Company.

Raymond P. Warrell, Jr., M.D., 57, has been our Chief Executive Officer and a member of our Board since December 1999 and our Chairman since January 2001. From December 1999 to May 2003, he was also our President. From 1978 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., which developed Trisenox®, a drug for the treatment of acute promyelocytic leukemia, that is now marketed by Cephalon, Inc. Dr. Warrell holds or has filed numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in tumor-related diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the FDA. He obtained a B.S. in Chemistry from Emory University, a M.D. from the Medical College of Georgia, and a M.B.A. from Columbia University Graduate School of Business. Dr. Warrell is married to Dr. Loretta M. Itri, President, Pharmaceutical Development and Chief Medical Officer of Genta.

Martin J. Driscoll, 48, has been a member of our Board since September 2005. Mr. Driscoll brings more than twenty-six years of executive experience in pharmaceutical Marketing & Sales, Business Development and Operations to the Genta Board. Mr. Driscoll is President of MKD Consulting Inc., a pharmaceutical management and commercialization-consulting firm. Previously, Mr. Driscoll was Senior Vice President of Marketing and Sales at Reliant Pharmaceuticals, a privately held company that markets a portfolio of branded pharmaceutical products, where he was a member of the Management Committee and an Executive Officer of the Company. From 1983 to 1990, Mr. Driscoll held positions of increasing responsibility at Schering Plough Corporation, including most recently as Vice President of Marketing and Sales for Schering’s Primary Care Division. He previously served as Vice President, Marketing and Sales, for the Schering Diabetes Unit, and also for Key Pharmaceuticals, the largest Schering U.S. Business Unit. His experience includes management of franchises that encompass oncologic, cardiovascular, anti-infective, metabolic, CNS, pulmonary and dermatologic products. At both Reliant and Schering, Mr. Driscoll had extensive experience in the negotiation, implementation and management of collaborations with other companies. Prior to joining Reliant, from 2000 to 2002 Mr. Driscoll was Vice President, Commercial Operations and Business Development at ViroPharma Inc., where he built the first commercial Sales and Marketing operation, and was the ViroPharma Chair for the ViroPharma/Aventis Joint Steering Committee for their Phase 3 antiviral product collaboration. Mr. Driscoll is also a Director of Javelin Pharmaceuticals Inc., Cambridge, MA (AMEX:JAV).

Betsy McCaughey, Ph.D., 58, has been a member of our Board since June 2001. Dr. McCaughey is a nationally recognized expert on health care. Dr. McCaughey has had a distinguished academic career as a faculty member at Columbia University and as John M. Olin Fellow at the Manhattan Institute. In the mid 1990s, she received broad recognition for her analysis of the Clinton health care plan. In 1994, she was elected Lieutenant Governor of New York and was a candidate for Governor in 1998. As Lieutenant Governor, she drafted legislation dealing with Medicaid reform, clinical trials access, hospital financing and insurance reform. She is currently an Adjunct Senior Fellow at the Hudson Institute and is a frequent commentator on the future of the health care industry. She is also the founder and chairman of the Committee to Reduce Infection Deaths. Dr. McCaughey has authored numerous articles on health insurance, medical innovation, government regulation and public policy, which have appeared in publications such as The Wall Street Journal, New Republic, The New York Times, and U.S. News and World Report.

Christopher P. Parios, 66, has been a member of our Board since September 2005. Mr. Parios has more than thirty-six years of pharmaceutical industry experience, including product development, marketing and promotion, strategy and tactic development, and managing pharmaco-economic and reimbursement issues. He has worked with many of the major companies in the pharmaceutical industry including Hoffmann-LaRoche, Ortho-McNeil, Pfizer, Novartis, Schering Plough, Janssen, Ortho Biotech, and Bristol-Myers Squibb. Mr. Parios is currently Executive Director of The Dominion Group, an independent healthcare consulting firm that specializes in market research, strategic planning, and competitive intelligence monitoring. In this role, he is responsible for the full range of market research, consulting, and business planning activities to facilitate informed business decisions for clients regarding product development, acquisitions, product positioning, and promotion. Previously, Mr. Parios was President and Chief Operating Officer of the Ferguson Communication Group, as well as Vice Chairman of the parent company, CommonHealth USA, a leading full-service communications resource for the healthcare industry. Mr. Parios was a partner in Pracon, Inc., a health-care marketing consulting firm from 1982 to 1991, and helped engineer the sale of that firm to Reed-Elsevier in 1989. Over a twenty-year period, Mr. Parios held progressively senior positions at Hoffmann-LaRoche, Inc., most recently as Director of New Product Planning and Regulatory Affairs Management. This group established the project management system for drug development at Roche and coordinated developmental activities for such products as Versed®, Rocephin®, Roferon®, Accutane®, Rimadyl®, and Tegison®. Mr. Parios was also a member of the corporate team responsible for domestic and international product and technology licensing activities.

Daniel D. Von Hoff, M.D., F.A.C.P., 59, has been a member of our Board since January 2000. He is currently Physician in Chief, Senior Investigator and Director of Translational Research at the Translational Genomics Research Institute’s (TGen) Translational Drug Development Division and Head, Pancreatic Cancer Research Program in Phoenix, Arizona. He is also Chief Scientific Officer for US Oncology. He is also the Chief Scientific Officer, Scottsdale Clinical Research Institute. Dr. Von Hoff’s major interest is in the development of new anticancer agents, both in the clinic and in the laboratory. He and his colleagues were involved in the beginning of the development of many of the agents we now use routinely, including: mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, CPT-11, and others. At present, he and his colleagues are concentrating on the development of molecularly targeted therapies. Dr. Von Hoff’s laboratory interests and contributions have been in the area of in vitro drug sensitivity testing to individualize treatment for the patient. He and his laboratory are now concentrating on discovery of new targets in pancreatic cancer. Dr. Von Hoff has published more than 531 papers, 129 book chapters, and more than 891 abstracts. Dr Von Hoff was appointed to President Bush’s National Cancer Advisory Board in June 2004 – March 2010. Dr Von Hoff is the past President of the American Association for Cancer Research, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He is a founder of ILEX™ Oncology, Inc. (recently acquired by Genzyme). He is founder and the Editor Emeritus of Investigational New Drugs -The Journal of New Anticancer Agents; and, Editor-in-Chief of Molecular Cancer Therapeutics. He is also proud to have been a mentor and teacher for multiple medical students, medical oncology fellows, graduate students, and post-doctoral fellows.

Douglas G. Watson, 62, has been a member of our Board since April 2002 and was appointed Vice Chairman of our Board and Lead Director in March 2005. Mr. Watson is the founder and Chief Executive Officer of Pittencrieff Glen Associates, a leadership and management-consulting firm. Prior to taking early retirement in 1999, Mr. Watson spent 33 years with Geigy/Ciba-Geigy/Novartis, during which time he held a variety of positions in the United Kingdom, Switzerland and the United States. From 1986 to 1996, he was President of Ciba U.S. Pharmaceuticals Division, and in 1996 he was appointed President & Chief Executive Officer of Ciba-Geigy Corporation. During this ten-year period, Mr. Watson was an active member of the Pharmaceutical Research & Manufacturers Association board in Washington, DC. Mr. Watson became President & Chief Executive Officer of Novartis Corporation in 1997 when the merger of Ciba-Geigy & Sandoz was approved by the Federal Trade Commission. Mr. Watson is currently Chairman of the Board of OraSure Technologies Inc., and Chairman of the board of Javelin Pharmaceuticals Inc. He also serves on the boards of Dendreon Corporation, and BioMimetic Therapeutics Inc.

Executive Officers

Our executive officers are:

Raymond P. Warrell, Jr., M.D., 57, has been our Chief Executive Officer and a member of our Board since December 1999 and our Chairman since January 2001. From December 1999 to May 2003, he was also our President. From 1978 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., which developed Trisenox®, a drug for the treatment of acute promyelocytic leukemia, that is now marketed by Cephalon, Inc. Dr. Warrell holds or has filed numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in tumor-related diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the FDA. He obtained a B.S. in Chemistry from Emory University, a M.D. from the Medical College of Georgia, and a M.B.A. from Columbia University Graduate School of Business. Dr. Warrell is married to Dr. Loretta M. Itri, President, Pharmaceutical Development and Chief Medical Officer of Genta.

Richard J. Moran, CPA, 60, has been our Senior Vice President and Chief Financial Officer since September 2005. Mr. Moran brings extensive and diversified finance experience from a long career with Johnson & Johnson (J&J) and several of its operating companies. He served as Chief Financial Officer, Vice President Finance, and member of the U.S.A. Board of Ortho Biotech from 1995 until 2002, and from 2000 to 2002 he assumed additional finance responsibility for the Ortho Biotech Worldwide Board. In that role, he was responsible for planning, preparation, management, compliance and controls of the accounting and financial activities of this $4.4 billion global business unit. From 2002 until his retirement in 2004, he served as Director at J&J’s Corporate Headquarters, where he was charged with strategic development and implementation of Sarbanes-Oxley Section #404 compliance requirements at more than 350 worldwide locations with $45 billion in annual sales. Mr. Moran previously served as Finance Group Controller for J&J’s International Cilag, Ortho Pharmaceuticals, McNeil Pharmaceuticals (ICOM) Group from 1989 to 1994 during the launch of Eprex® in 50 countries and Procrit® in the U.S., and he served as a Board member for both Cilag Europe and the ICOM Group. From 1983 to 1988, Mr. Moran was a Director of J&J’s Corporate Internal Audit Department. Mr. Moran is a member of the New Jersey Society of Certified Public Accountants, the American Institute of Certified Public Accountants, and has served as Chairman of the Board and Treasurer of the American Red Cross of Somerset County, NJ.

Loretta M. Itri, M.D., F.A.C.P., 57, has been our President, Pharmaceutical Development and Chief Medical Officer since May 2003, prior to which she was Executive Vice President, Pharmaceutical

Research and Development and Chief Medical Officer. Dr Itri joined Genta in March 2001. Previously, Dr. Itri was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc, a Johnson & Johnson company. As the senior clinical leader at Ortho Biotech and previously at J&J’s R.W. Johnson Pharmaceutical Research Institute (PRI), she led the clinical teams responsible for NDA approvals for Procrit® (epoetin alpha), that company’s largest single product. She had similar leadership responsibilities for the approvals of Leustatin®, Renova®, Topamax®, Levaquin®, and Ultram®. Prior to joining J&J, Dr. Itri was associated with Hoffmann-La Roche, most recently as Assistant Vice President and Senior Director of Clinical Investigations, where she was responsible for all phases of clinical development programs in immunology, infectious diseases, antivirals, AIDS, hematology, and oncology. Under her leadership in the areas of recombinant proteins, cytotoxic drugs and differentiation agents, the first successful Product License Application (PLA) for any interferon product (Roferon-A®; interferon alfa) was compiled. Dr. Itri is married to Dr. Warrell, our Chief Executive Officer and Chairman.

W. Lloyd Sanders, 46, joined Genta in January 2006 as Vice President, Sales and Marketing and was appointed Senior Vice President, Commercial Operations in October 2006. He has nineteen years of experience in the pharmaceutical industry. Prior to joining Genta, Mr. Sanders was associated with Sanofi-Synthelabo, and subsequently Sanofi-Aventis. He most recently served as Vice-President, Oncology Sales, for the combined companies. In that role, he had key product sales responsibility for Eloxatin® (oxaliplatin), Taxotere® (docetaxel), Anzemet® (dolasetron mesylate), and ELITEK® (rasburicase). He led the successful restructuring, integration, deployment, strategic development, and tactical execution of the merged companies’ sales forces. He was responsible for national account GPO contracting strategy and negotiations, and he shared responsibility for oncology sales training and sales operations. At Sanofi, he led the 110-member team that achieved record sales for an oncology product launch with Eloxatin®. From 1987 until 2002, Mr. Sanders held progressively increasing levels of responsibility at Pharmacia, Inc. (now Pfizer), most recently as Oncology Sales Director, West/East. Mr. Sanders holds a Bachelor of Business Administration from Memphis State University.

Audit Committee

We have an audit committee which was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Martin J. Driscoll, Christopher P. Parios and Douglas G. Watson. Mr. Driscoll serves as Chairman of this Committee. Each member of the committee is independent as defined under NASDAQ rules. Pursuant to the Audit Committee’s charter adopted by the Board, the purposes of the Audit Committee include reviewing the procedures and results of our external auditing functions, providing a direct communication link to the Board from our external auditing staff and our Chief Financial Officer and helping assure the quality of our financial reporting and control systems. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm to examine our financial statements. A copy of this committee’s charter is available on our website at www.genta.com.

Audit Committee Financial Expert

The Board has determined that Douglas G. Watson, a member of our audit committee, fulfills the Securities and Exchange Commission (SEC) criteria as an audit committee financial expert. Mr. Watson is independent as defined under NASDAQ rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.

To our knowledge based solely on a review of the copies of such reports furnished to us and the reporting persons’ representations to us that no other reports were required during the year ended December 31, 2006, our directors and officers complied with their respective filing requirements under Section 16(a) on a timely basis, with the following exceptions: W. Lloyd Sanders filed a Form 4 on

June 20, 2006 for the purchase of Genta stock on June 15, 2006, Martin J. Driscoll filed a Form 4 on June 26, 2006 for the purchase of Genta stock on June 16, 2006, Martin J. Driscoll filed a Form 4 on June 26, 2006 to report the grant of stock options on April 5, 2006, Daniel D. Von Hoff, M.D filed two Form 4s on June 28, 2006 to report the grant of stock options on June 16, 2006 and on April 5, 2006, Douglas G. Watson filed two Form 4s on June 28, 2006 to report the grant of stock options on June 16, 2006 and on April 5, 2006, Betsy McCaughey, PhD filed a Form 4 on June 30, 2006 to report the grant of stock options on April 5, 2006, Christopher P. Parios filed a Form 4 on June 30, 2006 to report the grant of stock options on April 5, 2006 and Loretta M. Itri, M.D filed a Form 4 on August 3, 2006 to report the grant of stock options on July 27, 2006.

Code of Ethics

The Board has adopted a Code of Ethics that applies to all our directors and employees, including our principal executive officer and principal financial officer. A copy of the Code is currently available on our website at www.genta.com.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee, also refered to herein as the Committee, of the Board of Directors has responsibility for overseeing our compensation and benefit policies, evaluating senior executive performance, and determining compensation for our senior executives, including our executive officers. The Committee ensures that the total compensation paid to executive officers is fair, reasonable and competitive.

The individuals who serve as our Chairman of the Board & Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) during 2006, as well as the other individuals included in the Summary Compensation Table below, are referred to as the ‘‘executive officers’’.

Compensation Philosophy and Objectives

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholder’s interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

•	Providing a total compensation package which is competitive and therefore, enables us to attract and retain, high-caliber executive personnel;

•	Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

•	Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

Role of Executive Officers in the Compensation Decisions

The Committee makes all compensation decisions regarding the compensation of our executive officers. The CEO reviews the performance of the executive officers and except for the President, Pharmaceutical Development, (President), who is the spouse of the CEO, the CEO makes recommendations to the Committee based on these reviews, including salary adjustments, variable cash awards and equity awards. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives. With respect to the President, the Committee in its sole discretion determines the amount of any adjustments or awards.

Establishing Executive Compensation

Compensation levels for our executive officers are determined through comparisons with other companies in the biotechnology and pharmaceutical industries, including companies with which we compete for personnel. To determine external competitiveness practices relevant to executive officers, we reviewed data from the following industry surveys of executive compensation: Radford Biotechnology Compensation Survey, Organization Resources Counselors and Bioworld Executive Compensation Report (collectively, External Market Data).

It is the Committee’s objective to target total annual compensation of each executive officer at a level between the 50th and 75th percentiles for comparable positions. However, in determining the compensation for each executive officer, the Committee also considers a number of other factors including: an evaluation of the responsibilities required for each respective position, individual experience levels and individual performance and contributions toward achievement of our business objectives. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its analysis of that individual’s performance and contribution to our performance. In addition, in light of our stage of development, considerable emphasis is placed on equity-based compensation in an effort to preserve cash to finance our research and development efforts.

Other Factors Considered in Establishing 2006 Compensation for Executive Officers

Our potential therapeutic products are in various stages of research and development; limited revenues have as yet been generated from therapeutic product sales. As a result, the use of traditional performance standards, such as corporate profitability, is not believed to be appropriate in the evaluation of the performance of us or our individual executives. The compensation of our executive officers is based, in substantial part, on industry compensation practices, trends noted in the External Market Data as well as the achievement of our business and the individual executive officers’ objectives. Such objectives are established and modified as necessary to reflect changes in market conditions and other factors. Individual performance is measured by reviewing whether these objectives have been achieved.

Among the significant business objectives achieved during 2006 were the Food and Drug Administration’s acceptance of the New Drug Application for the approval of Genasense® plus chemotherapy for patients with advanced or refractory chronic lymphocytic leukemia; submission and acceptance of a Marketing Authorization Application to the European Medicines Agency (EMEA) for approval of Genasense® plus chemotherapy for patients with advanced melanoma; initiation of a Phase I clinical trial in advanced hematological cancers using G4460, which targets the c-myb oncogene; completion of two common stock offerings raising gross proceeds of approximately $57 million; and establishment of a commercial infrastructure for the potential launch of Genasense®.

The milestones described above enabled substantial progress towards the commercialization and development of Genasense® and other DNA/RNA-based therapy, and were given significant weight in evaluating executive performance and making determinations regarding executive compensation. Notably however, our receipt from the Food and Drug Administration (FDA) of a non-approvable notice of Genasense® in patients with chronic lymphocytic leukemia also warranted substantial weight in evaluating business performance and in making certain executive compensation decisions.

The Committee reviewed the External Market Data, the compensation history of each executive officer including their annual salary, cash incentive bonus and stock option awards, noting that at the time, that all previously issued stock option awards were issued at a price above their current market value. During the Committee’s meeting there was a review and discussion regarding the performance of each executive officer and the Committee thereafter made determinations with respect to each executive officer’s salary adjustment, cash incentive bonus and stock option grant.

In making compensation decisions for our fiscal year ended December 31, 2006, the Committee considered the importance to the company of retaining highly qualified key personnel due to the complex and technologically sophisticated nature of our business.

The Committee believes it has established executive compensation levels that are competitive with companies in the biotechnology and pharmaceutical industries when taking into account geographic location, relative company size, stage of development, individual responsibilities and experience, as well as individual and overall corporate performance.

Elements of Executive Compensation

Our compensation package for executive officers generally consists of annual cash compensation, which includes both fixed (annual salary) and variable (cash incentive bonus program) elements; long-term compensation in the form of stock options and other perquisites. The main components are annual salary, cash incentive bonus and stock options, all of which are common elements of executive compensation pay in general and throughout the biotechnology and pharmaceutical industry.

Annual Salary

We pay an annual salary to our employees, and the executive officers, as consideration for fulfillment of certain roles and responsibilities. Changes in annual salaries for executive officers are generally effective at the beginning of each year.

Determining Annual Salary

Increases to annual salary reflect a reward and recognition for successfully fulfilling the position’s role and responsibilities, the incremental value of the experience, knowledge, expertise and skills the individual acquires and develops during employment with us and adjustments as appropriate based on external competitiveness and internal equity. Prevailing competitive market practices guide the percentage increases to annual salary. The External Market Data indicated that the trend for annual salary increases effective in 2007 were approximately four percent. In order to maintain a competitive overall compensation program, the Committee approved salary adjustments of four percent in aggregate for employees inclusive of the executive officers. The CEO is eligible for an annual merit increase in accordance with the terms of his employment agreement described below. The Committee determined that annual salary adjustments for the following executive officers based on 2006 performance were as follows: CEO, Dr. Warrell = 4.3%; President, Dr. Itri = 5.0%; and CFO, Mr. Moran = 5.0%. Mr. Sanders received a salary adjustment of 9.6% based on his performance, and an expansion of his responsibilities, which resulted in his promotion from Vice President, Sales & Marketing to Senior Vice President, Commercial Operations. The 2007 annual salaries for Dr. Warrell, Dr. Itri, Mr. Moran and Mr. Sanders are $480,000, $467,500, $320,000 and $285,000, respectively.

Cash Incentive Bonus Program

We award cash incentive bonuses to employees, including the executive officers, as a reward and recognition for contributing to our achievement of specific annual business objectives. All employees are eligible for a form of cash incentive bonus, although payment of a cash incentive bonus is made at an individual level each year.

Determining the 2006 Cash Incentive Bonus Program Target That Was Paid in January 2007

The target for the cash incentive bonus program award for the CEO (forty percent of annual salary) and the President (thirty percent of annual salary) is based on the terms of their employment agreements as described below and the Committee determines the annual target for the other executive officers each year based on external competitiveness and internal equity. Based on the External Market Data, the target amount for the other executive officers was established at thirty percent of annual salary. Despite meeting certain key milestones described above, based substantially on the non-approvable letter received from the FDA regarding Genasense, the inability to launch Genasense in the United States in 2006, and delays in obtaining a decision from the EMEA for the approval of Genasense in Europe, Dr. Warrell received a cash incentive bonus of 11% ($50,000) of his base salary and Dr. Itri declined to receive a cash incentive bonus for 2006. Based on their contributions towards business objectives in 2006, Mr. Moran received a cash incentive bonus of 33% ($100,000) of his base salary and Mr. Sanders received a cash incentive bonus of 30% ($78,000) of his base salary.

Equity-Based Compensation

We grant equity-based compensation to employees, including the executive officers, to attract, motivate, engage and retain highly qualified and highly sought-after employees. We grant stock options on a broad basis to encourage all employees to work with a long-term view. Stock options are inherently performance-based because they deliver value to the option holder only if the value of our stock increases. Thus, stock options are a potential reward for long-term value creation and serve as an incentive for employees who remain with us to contribute to the overall long-term success of the business.

Determining The 2006 Equity-Based Compensation Granted In January 2007

The annual stock option award for the CEO is based on the terms stated in his employment agreement described below and for the rest of the executive officers is determined based on a number of factors including the External Market Data, the competitive market for long term incentives, internal equity, and overall performance of the executive officer. Based on these factors, the Committee established that the range of stock option shares that would be granted to executive officers, other than the CEO, was twenty thousand to fifty thousand shares. For their performance in 2006 the following stock option awards were made on January 12, 2007: Dr. Warrell = 100,000 shares; Dr. Itri = 50,000 shares; Mr. Moran = 40,000 shares; Mr. Sanders = 30,000 shares. The Committee determines the value of equity compensation awarded to the executive officers at a meeting each year.

Determining The Timing And Exercise Price Of Equity-Based Compensation

We have a long-standing practice, since January 2002, of making annual stock option awards to employees and our executive officers during the month of January each year. We have determined that the exercise price of the option will be the closing price of the Company’s stock on the NASDAQ on the date of the grant.

Option Grant Date Coordination With The Release Of Material Non-Public Information

We established the date of the Committee meetings and grant dates in accordance with our policy, and do not determine these dates based on knowledge of material non-public information or in response to our stock price.

Retirement Benefits

All employees are eligible to participate in the Genta Incorporated Savings & Retirement Plan. This is a tax-qualified retirement savings plan, which allows contributions by the employee of the lesser of 50% of their annual salary or the limit prescribed by the Internal Revenue Service to the Savings Plan on a before- tax basis. We will match 100% of the first 4% of pay that is contributed to the Savings Plan and 50% of the next 2% of pay contributed. All contributions to the Savings Plan as well as any matching contributions are fully vested upon contribution. We provide retirement benefits because retirement benefits are an integral part of employee benefit programs within the biotechnology and pharmaceutical industry.

Perquisites

Excluding our CEO and President, both of whom have employment agreements that describe any perquisites that are part of their compensation and are described below, none of our executive officers have perquisites in excess of $10,000 in annual value.

Severance Benefits

We have adopted a severance pay program for nearly all of our employees, including executive officers, except for Drs. Itri and Warrell who are eligible for severance benefits under the terms of their employment agreements as described below. The severance pay program is intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored workforce reduction or a change in control of our company. In addition, for executives, the program is intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other of our constituents without undue concern over whether the transactions may jeopardize the executive’s own employment.

Although there are some differences in the benefit levels depending on the employee’s job level, the basic elements are comparable for all employees, except for Drs. Itri and Warrell as noted above:

>	Double trigger. Unlike ‘‘single trigger’’ plans that pay out immediately upon a change in control, the Genta program requires a ‘‘double trigger’’ – a change in control followed by an involuntary loss of employment within one year thereafter. This is consistent with the purpose of the program, which is to provide employees with financial protection upon loss of employment.

>	Covered terminations. Employees are eligible for payments, if there is either a workforce reduction or if within one year of a change in control, their employment is terminated without cause by the company.

>	Severance payment. Subject to signing a release, eligible terminated employees would receive severance ranging from twelve weeks to twenty-four weeks base salary.

>	Benefit continuation. Basic health and dental insurance would be continued for up to four months following termination of employment.

>	Accelerated vesting of equity awards. Upon a change in control, any unvested awards become vested.

Potential Payments Upon a Reduction in Force or Change in Control

Drs. Itri’s and Warrell’s eligibility for severance payments are described below and the remaining executive officers are also eligible for certain payments in the event of their termination. In the event of their termination as a result of a reduction in force or change in control, Mr. Moran and Mr. Sanders are eligible for twenty-four weeks of severance paid on a bi-weekly basis equal to $147,692 and $131,538, respectively. Mr. Moran and Mr. Sanders are also eligible to continue their health/dental benefits at the company’s expense for up to four months, with an estimated value of $366 and $6,198, respectively.

Deductibility of Executive Compensation

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 paid to an individual. For 2006, the total amount of compensation paid by us should be deductible and not affected by the Section 162(m) limitation.

2007 Objectives and Executive Compensation Guidelines

Our business objectives for 2007 include: obtaining marketing approval from the EMEA for Genasense in advanced melanoma; appealing the FDA’s non-approval decision for Genasense plus chemotherapy for patients with advanced or refractory chronic lymphocytic leukemia; and on-going activities that will further the development and commercialization of our products.

At present the 2007 compensation guidelines are comparable to the 2006 guidelines with respect to the following: components of compensation; anticipated salary adjustments; cash incentive bonus targets and equity-based compensation. The Committee will make adjustments if necessary based on their assessment of a variety of factors including: industry trends; competitive market data; business objectives; and corporate performance.

Summary Compensation Table

The following table sets forth certain information regarding compensation earned by or paid to our Chief Executive Officer during the year ended December 31, 2006 and the three other most highly compensated officers, (collectively, the ‘‘named executive officers’’).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer	2006	460,000		—	2,743,824	50,000	40,462	(3)	3,294,286
Richard J. Moran Senior Vice President, Chief Financial Officer and Corporate Secretary	2006	304,500		—	35,900	100,000	11,000	(4)	451,400
Loretta M. Itri, M.D. President, Pharmaceutical Development and Chief Medical Officer	2006	445,200		—	979,852	—	19,848	(5)	1,444,900
W. Lloyd Sanders Senior Vice President, Commercial Operations	2006	245,000	(6)	—	36,250	78,000	33,579	(7)	392,829

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R). These figures include amounts from awards granted in 2003, 2004, 2005 and 2006. Assumptions used in the calculations of these amounts for the years ended December 31, 2004, 2005 and 2006, respectively are in Note 14 of this Annual Report on Form 10-K. There can be no assurance that the FAS 123(R) amounts will be realized.

(2)	Represents payments in January 2007 under our cash incentive bonus program based on achievement of company-wide performance measures. See ‘‘Compensation Discussion and Analysis — Cash Incentive Bonus Program.’’

(3)	Includes $6,000 for auto allowance, $13,003 for long-term disability, (including $4,506 for income tax gross-up), $10,459 for life insurance premiums, (including $3,624 for income tax gross-up) and $11,000 Company match to the 401(k) Plan.

(4)	Includes $11,000 Company match to the 401(k) Plan.

(5)	Includes $7,028 for long-term disability, (including $2,421 for income tax gross-up), $1,820 for life insurance, (including $627 for income tax gross-up) and $11,000 Company match to the 401(k) Plan.

(6)	Mr. Sanders’ annual salary for 2006 was $260,000. The salary column represents the actual amount earned and paid in 2006 based on Mr. Sanders joining the Company on January 16, 2006.

(7)	Includes $4,370 for long-term disability, (including $1,108 for income tax gross-up), $19,459 relocation reimbursement, (including $4,914 for income tax gross-up) and $9,750 Company match to the 401(k) Plan.

Grants of Plan-Based Awards

The table below supplements the Summary Compensation Table with details regarding 2006 plan-based awards, all of which have been paid in full or granted as of January 12, 2007. There are no future payments pending based on 2006 performance or compensation plans.

		Payouts Under Non-Equity Incentive Plan Awards(1)			Option Grants Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise Price of Option Awards ($/sh)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (# shares)	Target (#shares)	Maximum (#shares)
Dr. Warrell	1/12/07	0	184,000	276,000	0	150,000	225,000	0	100,000	.4563
Mr. Moran	1/12/07	0	91,350	121,800	0	30,000	40,000	0	40,000	.4563
Dr. Itri	1/12/07	0	133,560	222,600	0	30,000	50,000	0	50,000	.4563
Mr. Sanders	1/12/07	0	78,000	104,000	0	30,000	40,000	0	30,000	.4563

(1)	These columns show the range of payouts targeted for 2006 performance under the Genta Cash Incentive Bonus Program and paid on January 12, 2007.

(2)	These columns show the range of stock option awards targeted for 2006 performance under the 1998 Stock Incentive Plan.

(3)	This column shows the number of stock options awarded on January 12, 2007 based on 2006 performance.

Outstanding Equity Awards as of December 31, 2006

Name	Number Of Securities Underlying Unexercised Options Exercisable	Number Of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Raymond P. Warrell, Jr., M.D.	3,175,508	—	2.67	10/27/09
	793,877	—	2.67	02/14/10
	300,000	—	7.97	01/01/11
	300,000	—	13.70	01/25/12
	225,000	75,000	7.86	01/28/13
	—	1,000,000	9.88	05/16/13
	37,500	37,500	10.32	01/04/14
	37,500	112,500	1.62	01/28/15
	793,877	—	2.67	10/28/15
	—	225,000	2.05	01/23/16
	291,648	708,352	2.16	03/31/16
Richard J. Moran	75,000	45,000	1.21	09/15/15
	—	10,000	2.05	01/23/16
Loretta M. Itri, M.D.	240,000	60,000	5.73	03/28/11
	40,000	—	13.70	01/25/12
	7,500	22,500	7.86	01/28/13
	—	300,000	11.95	08/05/13
	25,000	25,000	10.32	01/05/14
	22,500	7,500	1.62	01/07/15
	—	50,000	2.05	01/23/16
	22,218	477,782	1.59	07/27/16
W. Lloyd Sanders	—	100,000	1.81	01/16/16

Option Exercises in Last Year

There were no option exercises by the named executive officers in the year ended December 31, 2006.

Employment Agreements

Employment Agreement with Raymond P. Warrell, Jr., M.D.

Pursuant to an employment agreement dated as of January 1, 2006 between Genta and Dr. Warrell and signed March 31, 2006, (the 2006 employment agreement), Dr. Warrell continues to serve as our Chairman and Chief Executive Officer. The 2006 employment agreement has an initial term of three years ending on December 31, 2008 and provides for automatic extensions for additional one-year periods. Under the 2006 employment agreement, Dr. Warrell receives a base salary of $460,000 per annum with annual percentage increases equal to at least the Consumer Price Index for the calendar year preceding the year of the increase. At the end of each calendar year, Dr. Warrell is eligible for a cash incentive bonus ranging from 0% to 60% of his annual base salary, subject to the achievement of agreed-upon goals and objectives.

Dr. Warrell received an initial option grant of 1,000,000 stock options under the Plan with an exercise price equal to the fair market value on the date of grant, of which (a) 500,000 shares vest over a three-year vesting schedule (41,664 shares on the date of grant, 444,416 shares in 32 equal monthly increments of 13,888 each commencing on April 1, 2006 and the final 13,920 shares on December 1, 2008) and (b) the remaining 500,000 shares vest upon our achievement of specified milestones relating to the Genasense® product or its substantial equivalent. These milestones include the following: (1) 150,000 shares will become exercisable on the date the Genasense® product receives approval for any first indication in the United States from the Food and Drug Administration (FDA), (2) 150,000 shares will become exercisable on the date the Genasense® product receives approval for any first indication in Europe from the European Medicines Agency (EMEA) and (3) 200,000 shares will become exercisable on the first day of the month immediately following the first twelve consecutive month period during which we realize net revenues on sales of the Genasense® product of $100,000,000 or more. Dr. Warrell is also entitled to receive annual stock options for the purchase of up to 225,000 thousand shares of Common Stock, depending upon the achievement of agreed-upon goals and objectives. Such options will become fully exercisable upon a ‘‘Trigger Event’’ (i.e. the sale of Genasense® or our change in control). If a Trigger Event occurs during the term of the 2006 employment agreement or within 12 months thereafter, Dr. Warrell will be entitled to receive the stock option grants that he would have been entitled to receive in respect of the calendar year in which the Trigger Event occurs (assuming attainment of ‘‘target’’ levels of performance on all goals and objectives for the year) and such option will be fully vested and exercisable upon grant.

We may also, from time to time, grant Dr. Warrell additional cash, stock options, equity and/or other long-term incentive awards in the sole discretion of our Board. Dr. Warrell continues to be entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. He is also entitled to receive supplemental life insurance and supplemental disability insurance, as well as premium payments for medical malpractice insurance up to a maximum of $25,000 annually. The aggregate amount of the benefits Dr. Warrell may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code.

In the event Dr. Warrell’s employment is terminated, he will be eligible for certain benefits whose value has been estimated herein, but only to the extent that the benefit is not otherwise provided to employees on a non-discriminatory basis. In the event Dr. Warrell’s employment is terminated, he will be entitled to receive his accrued but unpaid base salary through his termination date, his accrued but unpaid expenses, a lump sum payment of his accrued vacation days (unless he is terminated by us for cause or he terminates his employment without good reason (both defined in the 2006 agreement)), his accrued but unpaid cash incentive bonus, a lump sum payment of his pro-rated cash incentive bonus for the year of his termination, valued at $192,000, (unless he is terminated by us for cause or he terminates his employment without good reason), and any other benefits due him in accordance with applicable plans, programs or agreements. In addition to the benefits listed in the preceding sentence, in the event we terminate Dr. Warrell’s employment without cause or Dr. Warrell terminates his employment for good reason and he executes a release, Dr. Warrell will be entitled to receive the base salary he would have received during the twelve-month period following the date of termination, valued at $480,000, for a total potential payment of $672,000. If we terminate Dr. Warrell’s employment in anticipation of our change in control or, if either party terminates his employment upon a change in control or within thirteen months following a change in control, Dr. Warrell will instead receive a lump sum payment equal to two times his annual base salary, valued at $960,000 and two times his target bonus for the calendar year of termination, valued at $384,000, for a total potential payment of $1,440,000. Dr. Warrell will also receive immediate vesting of all stock options that vest solely as a result of his continued employment. Finally, if either party gives notice that they do not wish to extend the 2006 employment agreement, Dr. Warrell will be entitled to receive his accrued but unpaid base salary through his termination date, his accrued but unpaid expenses, a lump sum payment of his accrued vacation days, his accrued but unpaid cash incentive bonus, a lump sum payment of his pro-rated cash incentive bonus for the year of his termination, valued at $192,000, and any other benefits due him in accordance with applicable plans, programs or agreements. If Dr. Warrell gives notice that he does not wish to extend his 2006 employment agreement, he will also receive immediate vesting of all stock options that would have vested during the 90 days following his termination date, if such stock options vest solely as a result of his continued employment. If we give notice that we do not wish to extend Dr. Warrell’s 2006 employment agreement, he will receive immediate vesting of all stock options that vest solely as a result of his continued employment.

Employment Agreement with Loretta M. Itri, M.D.

Pursuant to an employment agreement dated as of March 28, 2006 between Genta and Dr. Itri and signed on July 27, 2006, Dr. Itri continues to serve as our President, Pharmaceutical Development and Chief Medical Officer. The employment agreement had an initial term of three years, beginning March 28, 2006 and continuing through March 27, 2009; and provides for automatic extensions for additional one-year periods. The agreement provides for a base annual salary of $445,200, which may be reviewed annually for discretionary increases in a manner similar to our other senior executives and an annual cash incentive bonus ranging from 0% to 50% of her annual base salary to be paid if mutually agreed-upon goals and objectives are achieved for the year. Dr. Itri was also granted an incentive stock option to purchase 500,000 shares of our Common Stock at an exercise price of $1.59 per share, of which 200,000 shares become exercisable upon the first FDA approval of Genasense®, 200,000 shares become exercisable upon approval by the EMEA in Europe of Genasense® in any first indication and 100,000 shares become exercisable over a period of approximately thirty-two (32) months from the grant date by means of i) an initial amount of 11,110 Shares to be exercisable and vest on the Date of Grant, (ii) an additional amount of 86,087 Shares in thirty-one (31) equal monthly increments of 2,777 Shares each, commencing on August 1, 2006 and continuing on the first day of each of the next successive thirty (30) calendar months, and (iii) a final amount of 2,803 Shares on March 1, 2009. We may also, from time to time, grant Dr. Itri additional stock options consistent with the stock option guidelines applicable to our other senior executives. Dr. Itri is entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. She is also entitled to receive supplemental life insurance and supplemental disability insurance. The aggregate amount of the benefits Dr. Itri may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code.

In the event Dr. Itri’s employment is terminated, she will be eligible for certain benefits whose value has been estimated herein, but only to the extent that the benefit is not otherwise provided to employees on a non-discriminatory basis. In the event Dr. Itri’s employment is terminated, she will be entitled to receive her accrued but unpaid base salary through her termination date, her accrued but unpaid expenses, her accrued vacation days, any earned but unpaid cash incentive bonus and any other benefits due her in accordance with applicable plans, programs or agreements. In addition to the benefits listed in the preceding sentence, in the event we terminate Dr. Itri’s employment without good reason (as defined in the employment agreement), due to a change in control or Dr. Itri terminates her employment for good reason (as defined in the employment agreement), and she executes a release, Dr. Itri will be entitled to receive a lump sum payment equal to her current annualized base salary, valued at $467,500 plus a pro-rated cash incentive bonus for the calendar year of termination, valued at $140,250 and each of her outstanding stock options will immediately vest to the extent vesting depends solely on her continued employment, for a total potential payment of $607,750. Finally, if either party gives notice that the employment agreement will not be extended, Dr. Itri will be entitled to receive her accrued but unpaid base salary through her termination date, her accrued but unpaid expenses, her accrued vacation days, any earned but unpaid cash incentive bonus, a pro-rated cash incentive bonus for the year of her termination, valued at $140,250 and any other benefits due her in accordance with applicable plans, programs, or agreements, for a total potential payment of $607,750. If we give notice that we do not wish to extend Dr. Itri’s employment agreement, she will also receive immediate vesting of all stock options that would have vested during the 90 days following her termination date, if such stock options would have vested solely as a result of her continued employment.

Compensation of Directors

Our non-employee directors receive $15,000 per year for their services. In addition, under our Non-Employee Directors’ 1998 Stock Option Plan, non-employee directors currently receive a grant of 24,000 stock options upon their initial election to the Board and thereafter receive an annual grant of 20,000 stock options coinciding with their annual election to the Board. Non-employee directors receive an additional $1,500 for each Board meeting attended in person or $750 for each Board meeting attended telephonically. Non-employee directors attending committee meetings receive $1,000 for each in-person meeting or $750 for each meeting attended telephonically. Non-employee directors receive $2,500 per day for Board or committee activities outside of normal activities. The Lead Director and each non-employee Chairperson of a Committee of the Board receive annual cash compensation of $5,000 and a grant of 5,000 stock options coinciding with their annual election to the Board.

The following table sets forth certain information regarding compensation paid to the following non-employee directors of the Company during the year ended December 31, 2006:

Name	Fees earned ($)	Option awards ($)(1)	All Other Compensation ($)	Total ($)
Martin J. Driscoll	$32,500	$49,330	—	$81,830
Jerome E. Groopman, M.D.(2)	$6,106	$34,400	—	$40,506
Betsy McCaughey, PhD.	$21,750	$34,400	—	$52,150
Christopher P. Parios	$32,500	$42,880	—	$75,380
Daniel D. Von Hoff, M.D.	$28,500	$40,850	—	$69,350
Harlan J. Wakoff(3)	$1,500	—	—	$1,500
Douglas G. Watson	$37,750	$40,850	—	$78,600

(1)	Reflects the dollar amount recognized for financial statement purposes for the year ended December 31, 2006, in accordance with FAS 123(R) and thus, includes amounts from awards granted prior to 2006. There can be no assurance that the FAS 123(R) amounts will be realized. As of December 31, 2006, each Director has the following number of options outstanding: Martin J. Driscoll: 49,000; Jerome E. Groopman: 0; Betsy McCaughey: 137,334; Christopher P. Parios: 44,000; Daniel D. Von Hoff: 186,667; Harlan J. Wakoff: 0; Douglas G. Watson: 134,000.

(2)	Mr. Groopman resigned from the Board, effective July 21, 2006.

(3)	Mr. Wakoff resigned from the Board, effective April 10, 2006.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee had any ‘‘interlock’’ relationship to report during our year ended December 31, 2006.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s management stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

This report of the Compensation Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this report by reference, and shall not otherwise be deemed filed under such Acts.

Members of the Compensation Committee
Daniel D. Von Hoff, M.D., Chairman Christopher P. Parios Douglas G. Watson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity	Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	12,217,100	$4.46	5,338,255
Equity compensation plans not approved by security holders (1)	—	—	—
Total	12,217,100	$4.46	5,338,255

(1)	None.

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of March 8, 2007, certain information with respect to the beneficial ownership of our Common Stock (the only voting class outstanding), (i) by each director, (ii) by each of the named executive officers and (iii) by all officers and directors as a group. As of March 8, 2007, each share of Series A Preferred Stock was convertible at the option of the holder into approximately 11.9813 shares of Common Stock. Except as required by law or with respect to the creation or amendment of senior classes of Preferred Stock or creation of different series or classes of Common Stock, and in certain other instances, holders of Series A Preferred Stock do not have voting rights until such shares are converted into Common Stock. The conversion price and the numbers of shares of Common Stock issuable upon conversion of the Series A Preferred Stock may be adjusted in the future, based on the provisions in our Restated Certificate of Incorporation, as amended.

Name and Address(1)	Number of Shares Beneficially Owned(2)		Percent of Class Beneficially Owned
Raymond P. Warrell, Jr., M.D	6,495,433	(3)	4.1%
Loretta M. Itri, M.D.	562,772	(4)	*
Richard J. Moran	108,000	(5)	*
W. Lloyd Sanders.	55,633	(6)	*
Martin J. Driscoll	48,000	(7)	*
Betsy McCaughey, PhD.	137,334	(8)	*
Christopher P. Parios.	28,000	(8)	*
Daniel D. Von Hoff, M.D.	186,667	(8)	*
Douglas G. Watson.	149,000	(9)	*
All Directors and Executive Officers as a group.	7,770,839	(10)	5.1%

*	Less than one percent (1%).

(1)	The address of each named holder is in care of Genta Incorporated, 200 Connell Drive, Berkeley Heights, NJ 07922.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options exercisable within 60 days of March 8, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Consists of 269,695 shares of Common Stock and 6,225,738 shares of Common Stock issuable upon exercise of currently exercisable stock options. Excludes 100,000 shares of Common Stock beneficially owned by Dr. Warrell’s wife, Dr. Itri. Dr. Warrell disclaims beneficial ownership of such shares.

(4)	Consists of 100,000 shares of Common Stock and 462,772 shares of Common Stock issuable upon exercise of currently exercisable stock options. Excludes 269,695 shares of Commons Stock, beneficially owned by Dr. Itri’s husband, Dr. Warrell. Dr. Itri disclaims beneficial ownership of such shares.

(5)	Consists of 10,000 shares of Common Stock, 500 shares of Common Stock owned by Mr. Moran’s wife and 97,500 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(6)	Consists of 25,000 shares of Common Stock, 322 shares jointly owned by Mr. Sanders’ daughter, 311 shares jointly owned by Mr. Sanders’ son and 25,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(7)	Consists of 15,000 shares of Common Stock and 33,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options.

(8)	Consists of shares of Common Stock issuable upon the exercise of currently exercisable stock options.

(9)	Consists of 15,000 shares of shares of Common Stock and 134,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options.

(10)	Consists of 440,828 shares of Common Stock and 7,330,011 shares of Common Stock issuable upon the exercise of currently exercisable stock options.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of March 8, 2007 certain information with respect to the beneficial ownership of our Common Stock (the only voting class outstanding) by each person known to us to beneficially own more than five percent of our outstanding Common Stock.

Name and Address	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
None	—	—

Item 13.    Certain Relationships and Related Transactions and Director Independence

Dr. Daniel Von Hoff, one of Genta’s directors, holds the position of Senior Investigator and Director of Translational Research at the Translational Genomics Research Institute (TGen), which provides consulting work to Genta. During 2006, TGen performed services for which it was compensated by Genta in the amount of approximately $528,000. The Company believes that the payment of these services was on terms no less favorable than would have otherwise been provided by an ‘‘unrelated’’ party. In the Board’s opinion, Dr. Von Hoff’s relationship with TGen will not interfere with Dr. Von Hoff’s exercise of independent judgment in carrying out his responsibilities as a Director of Genta.

Item 14.    Principal Accounting Fees and Services

Fees for independent registered public accounting firm for years 2006 and 2005

Set forth below are the fees billed for services rendered by Deloitte & Touche LLP in 2006 and 2005:

	2006	2005
Audit fees	$383,500	$368,500
Audit-related fees	—	—
Total Audit & Audit-related fees	383,500	368,500
Tax fees	—	—
All other fees	—	—
Total fees	$383,500	$368,500

Audit fees consist of fees billed for services rendered for the audit of our financial statements, internal controls and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in 2006 or 2005.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in 2006 or 2005.

The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Deloitte & Touche LLP’s independence.

Pre-approval policy of services performed by independent registered public accounting firm

The Audit Committee’s policy is to pre-approve all audit and non-audit related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre-approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board is currently composed of three directors, each of whom is independent as defined under the NASDAQ rules, and operates under a written charter adopted by the Board. The members of our committee are Martin J. Driscoll, Christopher P. Parios and Douglas G. Watson. Mr. Driscoll serves as Chairman of this Committee. Among our other responsibilities, we recommend to the Board the selection of the Company’s independent registered public accounting firm.

The Audit Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP, the Company’s independent registered public accounting firm. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements; accounting and financial reporting principles; establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)); establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)); evaluating the effectiveness of disclosure controls and procedures; evaluating the effectiveness of internal control over financial reporting; and evaluating any change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Deloitte & Touche LLP is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States of America, as well as expressing an opinion on (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

During the course of 2006, management continued the process of documenting, testing and evaluating the Company’s system of internal control over financial reporting in accordance with the requirements of the Sarbanes-Oxley Act of 2002. The Audit Committee was kept apprised of the progress of the evaluation and provided oversight and advice to management during the process. In connection with this oversight, the Committee received periodic updates provided by management and Deloitte & Touche LLP at each regularly scheduled Committee meeting. At the conclusion of the process, management provided the Committee with and the Committee reviewed a report on the effectiveness of the Company’s internal control over financial reporting. The Committee also reviewed the report of management contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC, as well as Deloitte & Touche LLP’s Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K related to its audit of (i) the consolidated financial statements and financial statement schedule, (ii) management’s assessment of the effectiveness of internal control over financial reporting and (iii) the effectiveness of internal control over financial reporting. The Committee continues to oversee the Company’s efforts related to its internal control over financial reporting and management’s preparations for the evaluation in fiscal 2007.

The Audit Committee has discussed with Deloitte & Touche LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, ‘‘Communication with Audit Committees’’ and PCAOB Auditing Standard No. 2, ‘‘An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.’’ In addition, Deloitte & Touche LLP has provided the Audit Committee with the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as amended, ‘‘Independence Discussions with Audit Committees,’’ and the Audit Committee has discussed with Deloitte & Touche LLP their firm’s independence.

Based upon our discussion with management and the independent registered public accounting firm and our review of the representation of management and the report of the independent registered public accounting firm to us, we recommended that the Board include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC.

Members of the Audit Committee
Martin J. Driscoll, Chairman Christopher P. Parios Douglas G. Watson

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Exhibit Number		Description of Document
1.1		Engagement Letter, dated December 6, 2004 between the Company and Rodman & Renshaw, LLC (incorporated by reference to the Company’s Current Report on 8-K filed December 16, 2004, Commission File No. 0-19635)
3	.1.a	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)
3	.1.b	Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)
3	.1.c	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.d	Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.e	Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.f	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3	.1.g	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3	.1.h	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.i	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
3	.1.j	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
3	.1.k	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.k to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635
3	.1.l	Certificate of Designation of Series G Participating Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)

Exhibit Number		Description of Document
3	.1.m	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 0-19635
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635)
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
4.2		Rights Agreement, dated September 20, 2005, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)
10.1		Amended and Restated 1991 Stock Plan of Genta Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Reg. No. 333-101022)
10.2		Non-Employee Directors’ 1998 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)
10.3		1998 Stock Incentive Plan, as amended and restated, effective March 19, 2004 (incorporated by reference to Exhibit 99.A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)
10.4		Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)
10	.5*	Development, License and Supply Agreement dated February 2, 1989 between the Company and Gen-Probe Incorporated (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)
10.6		Asset Purchase Agreement, dated as of March 19, 1999, among JBL Acquisition Corp., JBL Scientific Incorporated and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-19635)
10.7		Warrant Agreement, dated as of December 23, 1999, among the Company, ChaseMellon Shareholder Services, L.L.C., as warrant agent, and Paramount Capital, Inc. (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.8		Employment Letter Agreement, dated as of October 28, 1999, from the Company to Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.9		Stock Option Agreement, dated as of October 28, 1999, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

Exhibit Number		Description of Document
10.10		Letter Agreement, dated March 4, 1999, from SkyePharma Plc to the Company (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.11		Subscription Agreement executed in connection with the November 26, 2001 sale of common stock to Franklin Small-Mid Cap Growth Fund, Franklin Biotechnology Discovery Fund, and SF Capital Partners Ltd., and the November 30, 2001 sale of common stock to SF Capital Partners Ltd. (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.12		Employment Letter Agreement, dated as of March 27, 2001, from the Company to Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.13		Agreement of Lease dated June 28, 2000 between The Connell Company and the Company (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10	.13A	Amendment of Lease, dated June 19, 2002 between The Connell Company and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.14		Agreement of Sublease dated August 13, 2001 between Expanets, Inc. and the Company (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10	.15*	U.S. Commercialization Agreement dated April 26, 2002, by and between Genta Incorporated and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June, 30, 2002, Commission File No. 0-19635)
10	.15A*	Amendment No. 1 dated March 14, 2003 to the U.S. Commercialization Agreement between Genta Incorporated and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Commission File No. 0-19635).
10	.16*	Ex-U.S. Commercialization Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June, 30, 2002, Commission File No. 0-19635)
10	.17*	Global Supply Agreement, dated April 26, 2002, by and among Genta Incorporated, Aventis Pharmaceuticals Inc. and Garliston Limited (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.18*	Securities Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)

Exhibit Number		Description of Document
10.19		Standstill and Voting Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.20		Registration Rights Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.21		Convertible Note Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.22*	5.63% Convertible Promissory Note, due April 26, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.23*	Subordination Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.24*	Manufacture and Supply Agreement, dated December 20, 2002, between Genta Incorporated and Avecia Biotechnology Inc. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19635)
10.25		Employment Agreement, dated as of December 1, 2002, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, Commission File No. 0-19635)
10.26		Employment Agreement, dated as of August 5, 2003, between the Company and Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19635)
10	.27*	License Agreement dated August 1, 1991, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10	.27A*	Amendment to License Agreement, dated December 19, 2000, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10	.27AA*	Second Amendment to License Agreement, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)

Exhibit Number	Description of Document
10.28	Settlement Agreement and Release, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.29	Securities Purchase Agreement, dated December 14, 2004, among the Company, Riverview Group, LLC and Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2004, Commission File No. 0-19635)
10.30	Form of Subscription Agreement, dated August 5, 2005 among the Company and the purchasers of the Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)
10.31	Placement Agency Agreement, dated August 5, 2005 between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)
10.32	Form of Subscription Agreement, dated March 6, 2006 by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.33	Form of Placement Agent Agreement, dated March 6, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.34	Form of Confirmation of Purchase, dated March 10, 2006 by and between the Company and certain Investors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 0-19635)
10.35	Form of Amendment No. 1 to Placement Agent Agreement, dated as of March 10, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 0-19635)
10.36	Employment Agreement, dated as of January 1, 2006, between the Company and Raymond P. Warrell, Jr. M.D. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19635)
10.37	Development and License Agreement, dated March 22, 2006 by and between the Company and Emisphere Technologies, Inc. * (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19635)
10.38	1989 Stock Incentive Plan, as amended and restated, effective April 5, 2006 (incorporated by reference to the company’s Definitive Proxy statement on Schedule 14A filed on April 28, 2006, Commission File No. 0-19635)
10.39	Employment Agreement, dated as of March 28, 2006, between the Company and Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 0-19635)

Exhibit Number	Description of Document
10.40	Form of Securities Purchase Agreement, dated September 19, 2006, between the Company and each Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, Commission File No. 0-19635)
10.41	Form of Placement Agent Agreement, dated September 19, 2006, by and between the Company and Rodman & Renshaw LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, Commission File No. 0-19635)
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	The Company has been granted confidential treatment of certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2007.

Genta Incorporated
/s/ RAYMOND P. WARRELL, JR., M.D. Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RAYMOND P. WARRELL, JR., M.D.	Chairman and Chief Executive Officer and Director (principal executive officer)	March 16, 2007

Raymond P. Warrell, Jr., M.D.

/s/ RICHARD J. MORAN	Senior Vice President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	March 16, 2007

Richard J. Moran

/s/ MARTIN J. DRISCOLL	Director	March 16, 2007

Martin J. Driscoll

/s/ BETSY MCCAUGHEY	Director	March 16, 2007

Betsy McCaughey, Ph.D.

/s/ CHRISTOPHER P. PARIOS	Director	March 16, 2007

Christopher P. Parios

/s/ DANIEL D. VON HOFF, M.D.	Director	March 16, 2007

Daniel D. Von Hoff, M.D.

/s/ DOUGLAS G. WATSON	Director	March 16, 2007

Douglas G. Watson

Exhibit Number		Description of Document	Sequentially Numbered Pages
1.1		Engagement Letter, dated December 6, 2004 between the Company and Rodman & Renshaw, LLC (incorporated by reference to the Company’s Current Report on 8-K filed December 16, 2004, Commission File No. 0-19635)
3	.1.a	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)
3	.1.b	Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 28, 1997, Commission File No. 0-19635)
3	.1.c	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.d	Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.e	Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.f	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3	.1.g	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-19635)
3	.1.h	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
3	.1.i	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.i to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
3	.1.j	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.j to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)

Exhibit Number		Description of Document	Sequentially Numbered Pages
3	.1.k	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.k to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635
3	.1.l	Certificate of Designation of Series G Participating Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)
3	.1.m	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 0-19635
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635)
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Commission File No. 333-110238)
4.2		Rights Agreement, dated September 20, 2005, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)
10.1		Amended and Restated 1991 Stock Plan of Genta Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Reg. No. 333-101022)
10.2		Non-Employee Directors’ 1998 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)
10.3		1998 Stock Incentive Plan, as amended and restated, effective March 19, 2004 (incorporated by reference to Exhibit 99.A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2004, Commission File No. 0-19635)
10.4		Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)
10	.5*	Development, License and Supply Agreement dated February 2, 1989 between the Company and Gen-Probe Incorporated (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)

Exhibit Number		Description of Document	Sequentially Numbered Pages
10.6		Asset Purchase Agreement, dated as of March 19, 1999, among JBL Acquisition Corp., JBL Scientific Incorporated and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-19635)
10.7		Warrant Agreement, dated as of December 23, 1999, among the Company, ChaseMellon Shareholder Services, L.L.C., as warrant agent, and Paramount Capital, Inc. (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.8		Employment Letter Agreement, dated as of October 28, 1999, from the Company to Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.9		Stock Option Agreement, dated as of October 28, 1999, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.10		Letter Agreement, dated March 4, 1999, from SkyePharma Plc to the Company (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)
10.11		Subscription Agreement executed in connection with the November 26, 2001 sale of common stock to Franklin Small-Mid Cap Growth Fund, Franklin Biotechnology Discovery Fund, and SF Capital Partners Ltd., and the November 30, 2001 sale of common stock to SF Capital Partners Ltd. (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.12		Employment Letter Agreement, dated as of March 27, 2001, from the Company to Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10.13		Agreement of Lease dated June 28, 2000 between The Connell Company and the Company (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)
10	.13A	Amendment of Lease, dated June 19, 2002 between The Connell Company and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.14		Agreement of Sublease dated August 13, 2001 between Expanets, Inc. and the Company (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)

Exhibit Number		Description of Document	Sequentially Numbered Pages
10	.15*	U.S. Commercialization Agreement dated April 26, 2002, by and between Genta Incorporated and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June, 30, 2002, Commission File No. 0-19635)
10	.15A*	Amendment No. 1 dated March 14, 2003 to the U.S. Commercialization Agreement between Genta Incorporated and Aventis Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Commission File No. 0-19635).
10	.16*	Ex-U.S. Commercialization Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.17*	Global Supply Agreement, dated April 26, 2002, by and among Genta Incorporated, Aventis Pharmaceuticals Inc. and Garliston Limited (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.18*	Securities Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.19		Standstill and Voting Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.20		Registration Rights Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10.21		Convertible Note Purchase Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.22*	5.63% Convertible Promissory Note, due April 26, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)
10	.23*	Subordination Agreement, dated April 26, 2002, by and between Genta Incorporated and Garliston Limited (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-19635)

Exhibit Number		Description of Document	Sequentially Numbered Pages
10	.24*	Manufacture and Supply Agreement, dated December 20, 2002, between Genta Incorporated and Avecia Biotechnology Inc. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19635)
10.25		Employment Agreement, dated as of December 1, 2002, between the Company and Raymond P. Warrell, Jr., M.D. (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, Commission File No. 0-19635)
10.26		Employment Agreement, dated as of August 5, 2003, between the Company and Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19635)
10	.27*	License Agreement dated August 1, 1991, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10	.27A*	Amendment to License Agreement, dated December 19, 2000, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10	.27AA*	Second Amendment to License Agreement, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.28		Settlement Agreement and Release, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)
10.29		Securities Purchase Agreement, dated December 14, 2004, among the Company, Riverview Group, LLC and Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2004, Commission File No. 0-19635)
10.30		Form of Subscription Agreement, dated August 5, 2005 among the Company and the purchasers of the Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)
10.31		Placement Agency Agreement, dated August 5, 2005 between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2005, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages
10.32	Form of Subscription Agreement, dated March 6, 2006 by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.33	Form of Placement Agent Agreement, dated March 6, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2006, Commission File No. 0-19635)
10.34	Form of Confirmation of Purchase, dated March 10, 2006 by and between the Company and certain Investors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 0-19635)
10.35	Form of Amendment No. 1 to Placement Agent Agreement, dated as of March 10, 2006 by and among the Company, Cowen & Co., LLC and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 0-19635)
10.36	Employment Agreement, dated as of January 1, 2006, between the Company and Raymond P. Warrell, Jr. M.D. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19635)
10.37	Development and License Agreement, dated March 22, 2006 by and between the Company and Emisphere Technologies, Inc. * (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19635)
10.38	1989 Stock Incentive Plan, as amended and restated, effective April 5, 2006 (incorporated by reference to the company’s Definitive Proxy statement on Schedule 14A filed on April 28, 2006, Commission File No. 0-19635)
10.39	Employment Agreement, dated as of March 28, 2006, between the Company and Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 0-19635)
10.40	Form of Securities Purchase Agreement, dated September 19, 2006, between the Company and each Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, Commission File No. 0-19635)
10.41	Form of Placement Agent Agreement, dated September 19, 2006, by and between the Company and Rodman & Renshaw LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2006, Commission File No. 0-19635)
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP

Exhibit Number	Description of Document	Sequentially Numbered Pages
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)