Form 10-Q
period 2007-06-30
GENTA INC DE/
filed 2007-08-07
CIK 880643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-19635

GENTA INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0326866 (I.R.S. Employer Identification Number)

200 Connell Drive Berkeley Heights, NJ (Address of principal executive offices)	07922 (Zip Code)

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

Yes                 No    X

As of August 2, 2007, the registrant had 30,620,558 shares of common stock outstanding.

Genta Incorporated

GENTA INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value data)
ASSETS	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$4,524	$9,554
Marketable securities (Note 4)	17,922	19,942
Accounts receivable – net of allowances of $40 at June 30, 2007 and $42 at December 31, 2006, respectively	5	17
Inventory (Note 6)	259	308
Prepaid expenses and other current assets (Note 7)	19,239	19,997
Total current assets	41,949	49,818

Property and equipment, net (Note 8)	188	271
Other assets	1,710	1,689
Total assets	$43,847	$51,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 7)	$31,754	$36,494
Notes payable (Note 9)	236	642
Total current liabilities	31,990	37,136

Commitments and contingencies (Note 14)

Stockholders’ equity (Note 10):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at June 30, 2007 and December 31, 2006, respectively	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.001 par value; 250,000 shares authorized, 30,621 and 25,621 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	31	26
Additional paid-in capital	440,413	429,425
Accumulated deficit	(428,654)	(414,840)
Accumulated other comprehensive income	67	31

Total stockholders’ equity	11,857	14,642

Total liabilities and stockholders’ equity	$43,847	$51,778

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Product sales – net	$105	$379	$199	$446
Cost of goods sold	26	22	48	38
Gross margin	79	357	151	408

Operating expenses:
Research and development	4,099	8,637	7,481	13,387
Selling, general and administrative	4,735	6,716	8,787	12,173
Reduction in liability for settlement of litigation, net (Note 7)	(240)	—	(1,800)	—
Total operating expenses	8,594	15,353	14,468	25,560

Other income/(expense):
Gain on maturity of marketable securities	36	28	44	121
Interest income and other income, net	269	343	543	526
Interest expense	(25)	(17)	(109)	(33)
Total other income	280	354	478	614

Net loss	$(8,235)	$(14,642)	$(13,839)	$(24,538)

Net loss per basic and diluted share (Note 10)	$(0.27)	$(0.66)	$(0.48)	$(1.17)

Shares used in computing net loss per basic and diluted share	30,621	22,278	28,604	20,995

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006
Operating activities:
Net loss	$(13,839)	$(24,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	694
Share-based compensation (Note 11)	928	1,443
Provision for sales returns	—	(300)
Gain on maturity of marketable securities	(44)	(121)
Reduction in liability for settlement of litigation, net (Note 7)	(1,800)	—
Changes in operating assets and liabilities:
Accounts receivable	12	(6)
Inventory	49	38
Prepaid expenses and other current assets	558	380
Accounts payable and accrued expenses	(2,740)	(548)
Other assets	(21)	(13)
Net cash used in operating activities	(16,804)	(22,971)
Investing activities:
Purchase of marketable securities	(13,900)	(34,880)
Maturities of marketable securities	16,000	20,401
Purchase of property and equipment	(10)	(22)
Net cash provided by (used in) investing activities	2,090	(14,501)
Financing activities:
Repayments of note payable	(642)	(454)
Issuance of note payable	236	—
Issuance of common stock, net (Note 10)	10,090	37,725
Issuance of common stock upon exercise of warrants and options	—	98
Net cash provided by financing activities	9,684	37,369

Decrease in cash and cash equivalents	(5,030)	(103)
Cash and cash equivalents at beginning of period	9,554	9,314
Cash and cash equivalents at end of period	$4,524	$9,211

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.	Reverse Stock Split

At the Annual Meeting of Genta Incorporated (“Genta” or the “Company”) on July 11, 2007, the Company’s shareholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and the Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares. On July 12, 2007, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the reverse stock split. As of July 12, 2007, the effective date of the reverse stock split; every six shares of “old” common stock were converted into one “new” share of common stock. Upon the open of trading on July 13, 2007, the “new” shares of common stock began trading on the NASDAQ Global Market on a split-adjusted basis. All share and per share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented.

2.	Organization and Business

Genta Incorporated (“Genta” or the “Company”) is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is currently dependent on the timing of Genasense® regulatory approval. Any adverse events with respect to approval~~s~~ by the U.S. Food and Drug Administration (‘‘FDA’’) and/or European Medicines Agency (‘‘EMEA’’) could negatively impact the Company’s ability to obtain additional funding or identify potential partners.

The Company had $22.4 million of cash, cash equivalents and marketable securities on hand at June 30, 2007. On March 14, 2007, the Company sold 5.0 million shares of its common stock at a price of $2.16 per share, raising net proceeds of $10.1 million. Net cash used in operating activities during the six months ended June 30, 2007 was $16.8 million.

On December 15, 2006, the Company received a non-approvable notice from the FDA for its New Drug Application (“NDA”) for the use of Genasense® plus chemotherapy in patients with chronic lymphocytic leukemia (“CLL”). The Company believes that its application met the regulatory requirements for approval and on April 4, 2007, announced that it had filed a formal appeal of this non-approvable notice. The appeal was filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research (“CDER”). On June 18, 2007, the Company announced that the initial appeal was denied and that it would further appeal the decision to the next level within CDER. The Company expects to file this appeal in the third quarter of 2007. Responses for CDER appeals are typically made within 30 to 60 days.

The Company also submitted a Marketing Authorization Application (‘‘MAA’’) to the European Medicines Agency (‘‘EMEA’’) for the use of Genasense® plus chemotherapy for treatment of patients with advanced melanoma. On April 27, 2007, the Company announced that it had been informed that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMEA had issued a negative opinion on the MAA and the Company indicated that it would seek re-examination of the MAA. On July 19, 2007 the Company announced that it had received notice from the EMEA that the requested re-examination reaffirmed the negative opinion for approval of the Company’s MAA for Genasense®. No further action on the MAA is contemplated by the Company. The Company has announced that it plans to conduct at least one additional clinical trial with Genasense® in melanoma, and if positive, the Company intends to submit a new MAA in this indication.

On April 27, 2007, the Company announced that it would file a formal complaint and request for correction of information with the FDA under the Federal Data Quality Act. As submitted, the complaint challenges as erroneous a key statistical analysis of the Company’s data on Genasense® for melanoma used by FDA at the Oncology Drug Advisory Committee (“ODAC”) meeting on May 3, 2004. That analysis sought to discredit the finding that Genasense® yielded a statistically significant increase in progression-free survival (“PFS”). At that meeting, ODAC voted unanimously that PFS was an endpoint that would support full approval in the absence of a survival improvement in patients with advanced melanoma. The Company seeks a formal public acknowledgement of the error, removal of the analysis from the FDA website (with a note that the previous analysis was in error), and revision of the transcript.

Irrespective of whether the pending NDA for Genasense® is approved, the Company will require additional cash in order to maximize this commercial opportunity and to continue its clinical development opportunities. The Company has had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing, profits from named-patient sales, asset sales and other potential sources of financing. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available to us on favorable terms, if at all. The Company will need substantial additional funds before it can expect to realize significant product revenue.

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

The Company will maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in its business and its current liquidity position. Earlier in the year, Management projected that a smaller workforce and concentrated effort on the development of Genasense® would result in the Company having sufficient funds to maintain its operations into the second quarter of 2008. Presently, without taking into account any further financings, Management projects that the Company should have sufficient cash funds to maintain its present operations into the first quarter of 2008. The current projection is primarily based on additional months of actual expenditures and no reduction to its workforce.

In March 2007, the Company announced that it had entered into a Supply and Distribution Agreement with IDIS Limited (a privately owned company based in the United Kingdom), (the “Agreement”), whereby IDIS will distribute Ganite® and Genasense® on a ‘‘named patient’’ basis. The global agreement covers territories outside the United States. ‘‘Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient. IDIS will manage the named patient programs for the Company. No sales under the Agreement have been recognized in the three and six-month periods ended June 30, 2007.

The Agreement provides that the Company will supply the two products to IDIS on a consignment basis. The Company will be paid after sales are made by IDIS, which payment shall be based off of a monthly sales report received from IDIS. The Company will invoice IDIS based upon this monthly report, which invoice shall be calculated based upon a price minus a fee credited to IDIS. The agreement also provides for distribution by IDIS of a limited amount of drug product free of charge to indigent patients. The Company intends that a percentage of proceeds from the named patient program will be used to support the compassionate use program. The Company will pay IDIS a termination fee in the event it terminates either or both products within the first three years of the Agreement.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of June 30, 2007 have been considered in preparing the consolidated financial statements. Such financial statements include the accounts of the Company and all majority-owned subsidiaries. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

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

Under the Company’s Supply and Distribution Agreement with IDIS Limited, the Company will supply Ganite® and Genasense® to IDIS on a consignment basis. The Company will recognize revenue when IDIS reports that it has delivered product to customers, which is the point in time that title to the product and risk of loss has passed. No sales under this agreement have been recognized in the three and six-month periods ended June 30, 2007.

Research and Development

Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials.

On March 23, 2006, the Company entered into an exclusive, worldwide licensing agreement with Emisphere Technologies, Inc., (“Emisphere”) to develop an oral formulation of a gallium-containing compound. Under the terms of the agreement, Genta will pay Emisphere a monthly fee for continuing research, and potentially up to $24.0 million, but only upon the achievement of certain milestones during the course of product development plus royalties based upon sales. To date, no milestone or royalty payments have been made.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the six months ended June 30, 2007 and continues to maintain a full valuation allowance against its net deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company’s federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Tax (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State of New Jersey’s position on the AMA liability is unjustified, there is little, if any, case law on the matter and it is probable that the Company will be required to pay the liability. In March 2007, the Company received a formal assessment from the State of New Jersey for $712 thousand. As of June 30, 2007, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $176 thousand related to this assessment. The Company is in the process of appealing this assessment.

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

The Company’s policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in Interest expense in the Consolidated statements of operations. The Company recorded $108 thousand and $32 thousand in interest expense related to the State of New Jersey assessment during the six months ended June 30, 2007 and 2006, respectively.

Stock Options

Effective January 1, 2006, Genta adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), using the modified prospective transition method and therefore did not restate results for prior periods. Under SFAS 123R, all share-based payments including grants of employee stock options are recognized in the Consolidated Statement of Operations based on their fair values, as pro-forma disclosure is no longer an alternative. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 11 and Note 12 to our Consolidated Financial Statements for a further discussion on share-based compensation.

Net Loss Per Common Share

Net loss per common share for the three and six months ended June 30, 2007 and 2006, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 2.1 million shares on June 30, 2007 and 2006, respectively, reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants.

Recent Accounting Pronouncements

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impacts of implementing this standard.

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

4.	Marketable Securities

The carrying amounts of the Company’s marketable securities, which are primarily securities of government-backed agencies, approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities is as follows ($ thousands):

	June 30, 2007	December 31, 2006
Cost	$17,855	$19,911
Gross unrealized gains	67	31
Gross unrealized losses	—	—
Fair value	$17,922	$19,942

The fair value of each marketable security has been compared to its cost and therefore, an unrealized gain of $67 thousand and $31 thousand has been recognized in Accumulated other comprehensive income at June 30, 2007 and December 31, 2006, respectively.

5.	Workforce reduction

In December 2006, due to the FDA’s non-approval of the Company’s NDA for CLL, the Company initiated a series of steps that were designed to conserve cash. At that time, the Company reduced its workforce by 34 positions, or approximately 35%, including the elimination of 18 positions classified as research and development, 9 in sales and marketing and 7 in administration. Severance costs of $0.7 million were recognized in operating expenses for the year ended December 31, 2006, including $0.3 million in research and development expenses and $0.4 million in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Payment of the severance began in January 2007 and was completed by June 30, 2007.

6.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	June 30, 2007	December 31, 2006
Raw materials	$24	$24
Work in process	93	94
Finished goods	142	190
	$259	$308

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

7.	Reduction in Liability for Legal Settlement

The Company has reached an agreement to settle a class action litigation in consideration for issuance of 2.0 million shares of common stock of the Company, (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class, (see Note 14 to our consolidated financial statements). The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which will be filed with the United States District Court for the District of New Jersey, or the Court, seeking preliminary approval. The Company has also entered into release and settlement agreements with its insurance carriers, pursuant to which insurance will cover the settlement fee and various costs incurred in connection with the action. Under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, the Company recorded an expense of $5.3 million, comprised of 2.0 million shares of the Company’s common stock valued at a market price of $2.64 on December 31, 2006. At June 30, 2007, the revised estimated value of the common shares portion of the litigation settlement is $3.5 million, based on a closing price of Genta’s common stock of $1.74 per share as of June 30, 2007, resulting in a reduction in the provision of $1.8 million recognized in the six months ended June 30, 2007. The amount of the liability will continue to be adjusted based on the market price of the Company’s stock until final approval by the Court of the settlement, at which time the value of the shares to be issued will be fixed. The liability for the settlement of litigation, originally recorded at $23.2 million at December 31, 2006, is measured at $21.5 million at June 30, 2007 and is included in Accounts payable and accrued expenses. An insurance receivable of $18.0 million is included in Prepaid expenses and other current assets.

8.	Property and Equipment, Net

Property and equipment is comprised of the following ($ thousands):

	Estimated Useful Lives	June 30, 2007	December 31, 2006
Computer equipment	3	$2,763	$2,950
Software	3	3,090	3,406
Furniture and fixtures	5	936	936
Leasehold improvements	3-7	420	410
Equipment	5	182	182
		7,391	7,884
Less accumulated depreciation and amortization		(7,203)	(7,613)
Property and equipment, net		$188	$271

9.	Notes Payable

The Company issued notes payable to finance premiums for its corporate insurance policies during the six months ended June 30, 2007 of $0.2 million at an interest rate of 5.9%, during fiscal 2006 of $1.2 million at interest rates running from 5.4% to 5.6% and during fiscal 2005 of $1.3 million at interest rates running from 4.6% to 5.7%. Payments were scheduled over ten monthly installments for the notes initiated in 2007, seven equal monthly installments for the notes initiated in 2006 and for seven or eight equal monthly installments for the notes initiated in 2005.

10.	Stockholders’ Equity

Common Stock

In March 2007, the Company sold 5.0 million shares of the Company’s common stock at a price of $2.16 per share, raising $10.1 million, net of fees and expenses.

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of June 30, 2007 and December 31, 2006, each share of Series A Preferred Stock was convertible into 2.3469 and 1.9969 shares of common stock, respectively. At June 30, 2007 and December 31, 2006, the Company had 7,700 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock Reserved

At June 30, 2007, the Company had 30.6 million shares of common stock outstanding, 2.1 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 0.9 million additional shares of common stock authorized for issuance and remaining to be granted under the Company’s stock option plans.

11.	Share-Based Compensation

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

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”), using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30,
	2007	2006
Expected volatility	102%	97%
Expected dividends	—	—
Expected term (in years)	6.25	6.25
Risk-free rate	4.6%	4.6%

The share-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006, respectively, was comprised as follows:

	Three months ended June 30		Six months ended June 30
($ thousands, except per share data)	2007	2006	2007	2006
Research and development expenses	$144	$191	$351	$398
Selling, general and administrative	214	655	577	1,045
Total share-based compensation expense	$358	$846	$928	$1,443
Share-based compensation expense, per basic and diluted common share	$0.01	$0.04	$0.03	$0.07

12.	Stock Option Plans

As of June 30, 2007, the Company has two share-based compensation plans, which are described below:

1998 Stock Incentive Plan

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended, (the “1998 Plan”), 3.4 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The following table summarizes the stock option activity under the 1998 Plan as of June 30, 2007 and changes during the six months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	1,936	$26.22
Granted	101	2.71
Exercised	—	—
Forfeited or expired	71	12.35
Outstanding at June 30, 2007	1,966	$25.55	5.1	$—
Vested and expected to vest at June 30, 2007	1,180	$25.55	5.1	$—
Exercisable at June 30, 2007	1,295	$24.63	3.7	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at June 30, 2007. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $2.27.

As of June 30, 2007, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.4 years.

1998 Non-Employee Directors’ Plan

Pursuant to the Company’s 1998 Non-Employee Directors’ Plan as amended (the “Directors’ Plan”), 0.6 million shares have been provided for the grant of non-qualified stock options to the Company’s non-employee members of the Board of Directors. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant. Initial option grants vest over a three-year period in equal increments, beginning on the first anniversary of the date of the grant. Subsequent grants, generally vest on the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the stock option activity under the Directors’ Plan as of June 30, 2007 and changes during the six months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	100	$37.02
Granted	—	—
Exercised	—	—
Forfeited or expired	7	40.08
Outstanding at June 30, 2007	93	$36.78	6.2	$—
Vested and expected to vest at June 30, 2007	56	$36.78	6.2	$—
Exercisable at June 30, 2007	88	$38.56	6.1	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at June 30, 2007. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

13.	Comprehensive Loss

An analysis of comprehensive loss is presented below:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(8,235)	$(14,642)	$(13,839)	$(24,538)
Change in market value of available-for-sale marketable securities	43	89	76	29
Less: reclassification adjustment for realized gains included in net loss	(33)	—	(40)	—
Total comprehensive loss	$(8,225)	$(14,553)	$(13,803)	$(24,509)
14.	Commitments and Contingencies

Litigation and Potential Claims

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company has reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company, (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval.

In addition, two separate shareholder derivative actions were filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta reached a final agreement with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. On May 7, 2007, the proposed settlement received final approval from the Court. On October 31, 2006, Genta and the defendants entered into a Release and Settlement Agreement with the Company’s insurance carrier, pursuant to which the Company’s insurance covered the $200 thousand payment for plaintiffs’ attorney fees, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action and this amount was paid by the Company’s insurance carrier during the three months ended June 30, 2007.

The Company has continued to deny all of the allegations in all of these proceedings, and settlement and potential settlement do not constitute an admission of guilt or liability.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claimed that defendants had breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta’s Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they filed a notice of appeal. On December 11, 2006, plaintiffs filed their appellate brief and on January 18, 2007, the Company filed its response. In view of the settlement of the Federal derivative action, on June 4, 2007, the Company filed a motion to dismiss plaintiffs’ appeal. That motion was granted on June 25, 2007.

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and is proceeding with preparation and filing of a request for production of documents. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

15.	Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

No interest expense or income taxes were paid for the six months ended June 30, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);
•	the safety and efficacy of the Company’s products;
•	the commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture and sell its products;
•	the adequacy of the Company’s capital resources and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;
•	the adequacy of the Company’s patents and proprietary rights;
•	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation;
•	the Company’s ability to meet the conditions for continued listing on the NASDAQ Global Market; and
•	the other risks described under Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in this Form 10-Q.

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

Reverse Stock Split

At our Annual Meeting of Stockholders held on July 11, 2007, shareholders authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and our Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares. On July 12, 2007, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the reverse stock split. As of July 12, 2007, the effective date of the reverse stock split; every six shares of “old” common stock were converted into one “new” share of common stock. Upon the open of trading on July 13, 2007, the “new” shares of common stock began trading on the NASDAQ Global Market on a split-adjusted basis. All share and per share data in this Form 10-Q have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented.

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. We have had recurring annual operating losses since inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization. From our inception to June 30, 2007, we have incurred a cumulative net deficit of $428.7 million. We expect that such losses will continue at least until our lead product, Genasense®, receives approval from the FDA or EMEA for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

We had $22.4 million of cash, cash equivalents and marketable securities on hand at June 30, 2007. In March 2007, we sold 5.0 million shares of our common stock at a price of $2.16 per share, raising net proceeds of $10.1 million. Net cash used in operating activities during the first six months of 2007 was $16.8 million.

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

We will maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Earlier in the year, we projected that a smaller workforce and concentrated effort on the development of Genasense® would result in us having sufficient funds to maintain our operations into the second quarter of 2008. Presently, without taking into account any further financings, we project that we should have sufficient cash funds to maintain our present operations into the first quarter of 2008. The current projection is primarily based on additional months of actual expenditures and no reduction to our workforce.

In March 2007, we announced that we had entered into a Supply and Distribution Agreement with IDIS Limited (a privately owned company based in the United Kingdom) whereby IDIS will distribute Ganite® and Genasense® on a ‘‘named patient’’ basis. The global agreement covers territories outside the United States. ‘‘Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient. IDIS will manage the named patient programs for us.

The IDIS agreement provides that we will supply the two products to IDIS on a consignment basis. We will be paid after sales are made by IDIS, which payment shall be based off of a monthly sales report received from IDIS. We will invoice IDIS based upon this monthly report, which invoice shall be calculated based upon a price minus a fee credited to IDIS. The agreement also provides for distribution by IDIS of a limited amount of drug product free of charge to indigent patients. We intend that a percentage of proceeds from the named patient program will be used to support the compassionate use program. We have agreed to pay IDIS a termination fee in the event we terminate either or both products within the first three years of the agreement. No sales under this agreement have been recognized in the three and six-month periods ended June 30, 2007.

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

On April 27, 2007, we announced that we would file a formal complaint and request for correction of information with the FDA under the Federal Data Quality Act. As submitted, the complaint challenges as erroneous a key statistical analysis of our data on Genasense® for melanoma used by FDA at the ODAC meeting on May 3, 2004. That analysis sought to discredit the finding that Genasense® yielded a statistically significant increase in progression-free survival (“PFS”). At that meeting, ODAC voted unanimously that PFS was an endpoint that would support full approval in the absence of a survival improvement in patients with advanced melanoma. We seek a formal public acknowledgement of the error, removal of the analysis from the FDA website (with a note that the previous analysis was in error), and revision of the transcript.

On January 3, 2006, we announced that we had completed a MAA to the EMEA, which seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On April 27, 2007, we announced that we had been informed that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMEA had issued a negative opinion on the MAA and we indicated that we would seek re-examination of the MAA. On July 19, 2007 we announced that we had received notice from the EMEA that the requested re-examination reaffirmed the negative opinion for approval of our MAA for Genasense®. No further action on the MAA is contemplated by us. We have announced that we plan to conduct at least one additional clinical trial with Genasense® in melanoma, and if positive, we intend to submit a new MAA in this indication.

On April 18, 2007, we announced that we will conduct a new randomized controlled Phase 3 trial of Genasense® in patients with advanced melanoma. We are actively recruiting experienced investigative sites in Europe, Australia, and North and South America and expect to initiate patient enrollment during the summer of 2007.

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

On September 6, 2006, the ODAC voted seven to three not to recommend approval of Genasense® and on December 15, 2006, we received a non-approvable notice from the FDA. The Company believes that its application met the regulatory requirements for approval and on April 4, 2007, announced that it had filed a formal appeal of this non-approvable notice. The appeal was filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research (“CDER”). On June 18, 2007, we announced that the initial appeal was denied and that we would further appeal the decision to the next level within CDER. We expect to file this appeal in the third quarter of 2007. Responses for CDER appeals are typically made within 30 to 60 days.

In November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. On December 8, 2006, we announced that preliminary results from a randomized Phase 3 trial of chemotherapy with or without Genasense® in patients with acute myeloid leukemia (AML), suggested the study was unlikely to meet its primary endpoint. On February 23, 2007, we announced that preliminary results from a randomized Phase 2 study of Genasense® plus chemotherapy in patients with advanced prostate cancer showed no between-group difference in prostate-specific antigen. While follow-up and analyses of the AML and prostate trials are continuing, we do not believe any of these trials will support regulatory approval of Genasense® in these indications.

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

Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006

	Summary Operating Results
($ thousands)			Increase (Decrease)
	2007	2006	$	%
Product sales – net	$105	$379	$(274)	(72%)
Cost of goods sold	26	22	4	18%
Gross margin	79	357	(278)	(78%)
Operating expenses:
Research and development	4,099	8,637	(4,538)	(53%)
Selling, general and administrative	4,735	6,716	(1,981)	(29%)
Reduction in liability for settlement of litigation, net	(240)	—	(240)	(100%)
Total operating expenses	8,594	15,353	(6,759)	(44%)
Other income, net	280	354	(74)	(21%)
Net loss	$(8,235)	$(14,642)	6,407	44%

Product sales -net

Product sales-net of Ganite® were $0.1 million for the three months ended June 30, 2007, compared to $0.4 million for the three months ended June 30, 2006. The prior-year three-month period included a favorable adjustment of $0.3 million to our provision for returns of Ganite®. In the second quarter of 2006, we revised our forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers. As a result, we reduced our sales provision by $0.3 million to reflect this change in estimate. Excluding the adjustment, sales slightly increased in the 2007 quarter.

Cost of goods sold

There was a higher cost of goods sold in the three months ended June 30, 2007 than in the three months ended June 30, 2006 as a result of higher product sales.

Research and development expenses

Research and development expenses were $4.1 million for the three months ended June 30, 2007, compared to $8.6 million for the three months ended June 30, 2006. The prior-year period included higher manufacturing and other expenses incurred in preparation for the possible commercial launch of Genasense® and expenses related to regulatory review. The decline in expenses in 2007 reflects the comparison to this higher level of expenses in 2006, as well as the impact of a staff reduction in December 2006, which was implemented after the FDA’s non-approval of our NDA for Genasense® in CLL.

Research and development expenses incurred on the Genasense® project during the three months ended June 30, 2007 were approximately $3.7 million, representing 89% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.7 million for the three months ended June 30, 2007, compared to $6.7 million for the three months ended June 30, 2006. The prior-year period included a buildup of sales and marketing expenses incurred in preparation for a possible commercial launch of Genasense®. The decline in expenses in 2007 primarily reflects the comparison to this higher level of expenses in 2006, as well as the impact of our December 2006 staff reduction. In addition, share-based compensation declined by $0.4 million, (see Note 11 to our Consolidated Financial Statements), and depreciation expense declined by $0.3 million.

Reduction in liability for settlement of litigation, net

In the fourth quarter of 2006, we recorded an expense of $5.3 million that provides for the issuance of 2.0 million shares of Genta common stock, for a settlement in principle of class action litigation. The expense is net of insurance recovery of $18.0 million. At March 31, 2007, the revised estimated value of the common shares portion of the litigation settlement was $3.7 million. At June 30, 2007, the revised estimated value of the common shares portion of the litigation settlement is $3.5 million based on a closing price of Genta’s common stock of $1.74 per share, resulting in a reduction in the provision of $0.2 million during the three months ended June 30, 2007.

Other income, net

Other income, net of $0.3 million for the three months ended June 30, 2007 declined from $0.4 million for the prior-year period, primarily due to lower interest income, resulting from lower investment balances during the period.

Net loss

Genta incurred a net loss of $8.2 million, or $0.27 per share for the three months ended June 30, 2007 and $14.6 million, or $0.66 per share, for the three months ended June 30, 2006.

The lower net loss in 2007 is primarily due to a comparison with a prior-year period that reflected a buildup of sales, marketing and manufacturing expenses incurred in anticipation of a possible commercial launch of Genasense®. In addition, the lower loss in 2007 reflects our staff reduction in December 2006, lower share-based compensation expense, lower depreciation expense and includes a benefit of $0.2 million due to a reduction in the provision for settlement of litigation.

Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006

	Summary Operating Results
($ thousands)			Increase (Decrease)
	2007	2006	$	%
Product sales – net	$199	$446	$(247)	(55%)
Cost of goods sold	48	38	10	26%
Gross margin	151	408	(257)	(63%)
Operating expenses:
Research and development	7,481	13,387	(5,906)	(44%)
Selling, general and administrative	8,787	12,173	(3,386)	(28%)
Reduction in liability for settlement of litigation, net	(1,800)	—	(1,800)	(100%)
Total operating expenses	14,468	25,560	(11,092)	(43%)
Other income, net	478	614	(136)	(22%)
Net loss	$(13,839)	$(24,538)	10,699	44%

Product sales – net

Product sales-net of Ganite® were $0.2 million for the six months ended June 30, 2007, compared to $0.5 million for the six months ended June 30, 2006. The prior-year six-month period included a $0.3 million favorable adjustment to the provision for returns of Ganite®. Excluding the adjustment, sales slightly increased in the 2007 period.

Cost of goods sold

There was a higher cost of goods sold in the six months ended June 30, 2007 than in the six months ended June 30, 2006 as a result of higher product sales.

Research and development expenses

Research and development expenses were $7.5 million for the six months ended June 30, 2007, compared to $13.4 million for the six months ended June 30, 2006. The prior-year period included higher manufacturing and other expenses incurred in preparation for the possible commercial launch of Genasense® and expenses related to regulatory review. The decline in expenses in 2007 reflects the comparison to this higher level of expenses in 2006, as well as the impact of our staff reduction in December 2006.

Research and development expenses incurred on the Genasense® project during the six months ended June 30, 2007 were approximately $6.5 million, representing 87% of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.8 million for the six months ended June 30, 2007, compared to $12.2 million for the six months ended June 30, 2006. The prior-year period included a buildup of sales and marketing expenses incurred in preparation for a possible commercial launch of Genasense®. The decline in expenses in 2007 reflects the comparison to this higher level of expenses in 2006 as well as the impact of our December 2006 staff reduction. In addition, depreciation expense declined by $0.6 million and share-based compensation declined by $0.5 million, (see Note 11 to our Consolidated Financial Statements).

Reduction in liability for settlement of litigation, net

At June 30, 2007, the revised estimated value of the common shares portion of the litigation settlement is $3.5 million based on a closing price of Genta’s common stock of $1.74 per share, resulting in a reduction in the provision of $1.8 million for the six months ended June 30, 2007.

Other income, net

Other income, net of $0.5 million for the six months ended June 30, 2007 declined from $0.6 million for the prior-year period, due to a combination of lower interest income, resulting from lower investment balances, as well as higher interest expense.

Net loss

Genta incurred a net loss of $13.8 million, or $0.48 per share for the six months ended June 30, 2007 and $24.5 million, or $1.17 per share, for the six months ended June 30, 2006.

The lower net loss in 2007 is primarily due to a comparison with a prior-year period that reflected a buildup of sales, marketing and manufacturing expenses incurred in anticipation of a possible commercial launch of Genasense®. In addition, the lower loss in 2007 reflects our staff reduction in December 2006, lower share-based compensation expense, lower depreciation expense and includes a benefit of $1.8 million due to a reduction in the provision for settlement of litigation.

Liquidity and Capital Resources

At June 30, 2007, we had cash, cash equivalents and marketable securities totaling $22.4 million compared with $29.5 million at December 31, 2006. During the first six months of 2007, cash used in operating activities was $16.8 million compared with $23.0 million for the same period in 2006. The prior period reflects higher spending in anticipation of a potential commercial launch of Genasense®.

In March 2007, we sold 5.0 million shares of our common stock at a price of $2.16 per share, raising net proceeds of $10.1 million.

We issued notes payable to finance premiums for our corporate insurance policies during the six months ended June 30, 2007 of $0.2 million at an interest rate of 5.9%, during fiscal 2006 of $1.2 million at interest rates running from 5.4% to 5.6% and during fiscal 2005 of $1.3 million at interest rates running from 4.6% to 5.7%. Payments were scheduled over ten monthly installments for the notes initiated in 2007, seven equal monthly installments for the notes initiated in 2006 and for seven or eight equal monthly installments for the notes initiated in 2005. We will attempt to finance our remaining insurance premiums in fiscal 2007.

Irrespective of whether an NDA or MAA for Genasense® are approved, we will require additional cash in order to maximize this commercial opportunity and to continue its clinical development opportunities. We have had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to us to sustain our operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financing, equity financing, profits from named-patient sales, asset sales and other potential sources of financing. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available to us on favorable terms, if at all.

We will maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Earlier in the year, we projected that a smaller workforce and concentrated effort on the development of Genasense® would result in us having sufficient funds to maintain our operations into the second quarter of 2008. Presently, without taking into account any further financings, we project that we should have sufficient cash funds to maintain our present operations into the first quarter of 2008. The current projection is primarily based on additional months of actual expenditures and no reduction to our workforce.

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

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. We are currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 may have on our consolidated financial statements.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

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

Under our Supply and Distribution Agreement with IDIS Limited, we will supply Ganite® and Genasense® to IDIS on a consignment basis. We will recognize revenue when IDIS reports that it has delivered product to customers, which is the point in time that title to the product and risk of loss has passed. No sales under this agreement have been recognized in the three and six-month periods ended June 30, 2007.

•	Research and development costs. All such costs are expensed as incurred, including raw material costs required to manufacture drugs for clinical trials.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our carrying values of cash, cash equivalents, marketable securities, accounts payable, accrued expenses and notes payable are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies, (see Note 3 to our consolidated financial statements). We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2007. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

PART II

Item 1. Legal Proceedings

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company has reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company, (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval.

In addition, two separate shareholder derivative actions were filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta reached a final agreement with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. On May 7, 2007, the proposed settlement received final approval from the Court. On October 31, 2006, Genta and the defendants entered into a Release and Settlement Agreement with the Company’s insurance carrier, pursuant to which the Company’s insurance covered the $200 thousand payment for plaintiffs’ attorney fees, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action and this amount was paid by the Company’s insurance carrier during the three months ended June 30, 2007.

The Company has continued to deny all of the allegations in all of these proceedings, and settlement and potential settlement do not constitute an admission of guilt or liability.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claimed that defendants had breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta’s Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they filed a notice of appeal. On December 11, 2006, plaintiffs filed their appellate brief and on January 18, 2007, the Company filed its response. In view of the settlement of the Federal derivative action, on June 4, 2007, the Company filed a motion to dismiss plaintiffs’ appeal. That motion was granted on June 25, 2007.

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and is proceeding with preparation and filing of a request for production of documents. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

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

We cannot assure you that Genasense® will receive FDA or EMEA approval. Our financial condition and results of operations have been and will continue to be significantly affected by FDA and EMEA action with respect to Genasense®. Any adverse events with respect to FDA and/or EMEA approval~~s~~ could negatively impact our ability to obtain additional funding or identify potential partners.

For example, on September 6, 2006, ODAC voted seven to three not to recommend approval of Genasense® for the treatment of patients with relapsed or refractory CLL and on December 15, 2006, we received a non-approvable notice from the FDA. The Company believes that its application met the regulatory requirements for approval and on April 4, 2007, announced that it had filed a formal appeal of this non-approvable notice. The appeal was filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research (“CDER”). On June 18, 2007, we announced that the initial appeal was denied and that we would further appeal the decision to the next level within CDER. We expect to file this appeal in the third quarter of 2007. Responses for CDER appeals are typically made within 30 to 60 days.

On January 3, 2006, we announced that we had completed a MAA to the EMEA that seeks approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who have not previously received chemotherapy. On April 27, 2007, we announced that we had been informed that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMEA had issued a negative opinion on the MAA and we indicated that we would seek re-examination of the MAA. On July 19, 2007, we announced that we had received notice from the EMEA that the requested re-examination reaffirmed the negative opinion for approval of our MAA for Genasense®. No further action on the MAA is contemplated by us. We have announced that we plan to conduct at least one additional clinical trial with Genasense® in melanoma, and if positive, we intend to submit a new MAA in this indication.

On April 27, 2007, we announced that we would file a formal complaint and request for correction of information with the FDA under the Federal Data Quality Act. As submitted, the complaint challenges as erroneous a key statistical analysis of our data on Genasense® for melanoma used by FDA at the ODAC meeting on May 3, 2004. That analysis sought to discredit the finding that Genasense® yielded a statistically significant increase in progression-free survival (“PFS”). At that meeting, ODAC voted unanimously that PFS was an endpoint that would support full approval in the absence of a survival improvement in patients with advanced melanoma. We seek a formal public acknowledgement of the error, removal of the analysis from the FDA website (with a note that the previous analysis was in error), and revision of the transcript.

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

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, seek new product candidates and continue our research and development programs, we will need to raise additional funds. In March 2007, we sold 5.0 million shares of the Company’s common stock at a price of $2.16 per share, raising $10.1 million, net of fees and expenses. Cash used in operating activities during the six months ended June 30, 2007 was $16.8 million.

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

We will maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Earlier in the year, we projected that a smaller workforce and concentrated effort on the development of Genasense® would result in us having sufficient funds to maintain our operations into the second quarter of 2008. Presently, without taking into account any further financings, we project that we should have sufficient cash funds to maintain our present operations into the first quarter of 2008. The current projection is primarily based on additional months of actual expenditures and no reduction to our workforce.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to June 30, 2007, we have incurred a cumulative net deficit of $428.7 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.

Our business depends heavily on a small number of products.

We currently market and sell one product, Ganite® and the principal patent covering its use for the approved indication expired in April 2005. Genasense® has not yet been approved, and if approved continues to be significantly delayed, or if in the event of approval the product is commercially unsuccessful, we do not expect significant sales of other products to offset this loss of potential revenue.

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

For example, in November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. On December 8, 2006, we announced that preliminary results from a randomized Phase 3 trial of chemotherapy with or without Genasense® in patients with AML suggested the study was unlikely to meet its primary endpoint. On February 23, 2007, we announced that preliminary results from a randomized Phase 2 study of Genasense® plus chemotherapy in patients with advanced prostate cancer showed no between-group difference in prostate-specific antigen. While follow-up and analyses of the AML and prostate trials are continuing, we do not believe any of these trials will support regulatory approval of Genasense® in these indications.

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

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company has reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company, (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which will be filed with the Court seeking preliminary approval.

In addition, two separate shareholder derivative actions were filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

Genta reached a final agreement with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. On May 7, 2007, the proposed settlement received final approval from the Court. On October 31, 2006, Genta and the defendants entered into a Release and Settlement Agreement with the Company’s insurance carrier, pursuant to which the Company’s insurance covered the $200 thousand payment for plaintiffs’ attorney fees, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action and this amount was paid by the Company’s insurance carrier during the three months ended June 30, 2007.

The Company has continued to deny all of the allegations in all of these proceedings, and settlement and potential settlement do not constitute an admission of guilt or liability.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claimed that defendants had breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta’s Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they filed a notice of appeal. On December 11, 2006, plaintiffs filed their appellate brief and on January 18, 2007, the Company filed its response. In view of the settlement of the Federal derivative action, on June 4, 2007, the Company filed a motion to dismiss plaintiffs’ appeal. That motion was granted on June 25, 2007.

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and is proceeding with preparation and filing of a request for production of documents. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

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

At June 30, 2007 we had 30.6 million shares of common stock outstanding, 2.1 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 0.9 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

At our Annual Meeting of Shareholders held on July 11, 2007, our shareholders authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and the Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares. On July 12, 2007, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the reverse stock split. As of July 12, 2007, the effective date of the reverse stock split; every six shares of “old” common stock were converted into one “new” share of common stock. Upon the open of trading on July 13, 2007, the “new” shares of common stock began trading on the NASDAQ Global Market on a split-adjusted basis. As a result of the 1-for-6 reverse stock split, shares of our common stock outstanding were reduced from 183.7 million shares on a pre-split basis to 30.6 million shares on a post-split basis, or 83%. The resulting decrease in the number of shares of our common stock outstanding could potentially adversely affect the liquidity of our common stock, especially in the case of larger block trades.

Our common stock may be delisted from the NASDAQ Global Market, or NASDAQ.

We recently underwent a reverse stock split in order to increase the price of our stock over the required threshold of $1.00 per share. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ.

On November 2, 2006, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the last thirty consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5), or the Rule. We, in accordance with NASDAQ Marketplace Rule 4450(e)(2), were provided 180 calendar days, or until May 1, 2007, to regain compliance. To regain compliance, the bid price of our common stock had to close at $1.00 per share or more for a minimum of ten consecutive business days at any time before May 1, 2007.

On May 2, 2007, we announced that we had received a notice of delisting from the NASDAQ Global Market because the closing bid price of our common stock is not in compliance with the $1.00 minimum closing bid price requirement, as set forth in Marketplace Rule 4450(a)(5). At our Annual Meeting held on July 11, 2007, our shareholders authorized our Board of Directors to effect a reverse stock split of all outstanding shares of Common Stock, and the Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares. On July 12, 2007, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the reverse stock split. As of July 12, 2007, the effective date of the reverse stock split; every six shares of “old” common stock were converted into one “new” share of common stock. Upon the open of trading on July 13, 2007, the “new” shares of common stock began trading on the NASDAQ Global Market on a split-adjusted basis. On July 30, 2007 we announced that we had been formally notified by NASDAQ that we had demonstrated compliance with all NASDAQ Marketplace Rules. As a consequence, the NASDAQ Listing Qualifications Panel determined that our common stock will continue to be listed on the NASDAQ Global Market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	We held our Annual Meeting of Stockholders, herein after referred to as the Annual Meeting, on July 11, 2007.
(b)

Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors’ nominees for directors listed in our definitive proxy statement dated as of May 14, 2007. All of the Board of Directors’ nominees were elected.

(c)

At the Annual Meeting, stockholders voted to approve all resolutions that were proposed in the proxy statement. Briefly described below is each resolution voted upon at the Annual Meeting and the corresponding results.

(i) Election of seven directors. The result of the voting, on a pre-split basis, was as follows:

Directors	Votes For	Withheld
Raymond P. Warrell, Jr., M.D.	130,710,548	22,144,431
Martin J. Driscoll	130,752,722	22,102,257
Betsy McCaughey, Ph.D.	131,062,218	21,792,761
Christopher P. Parios	130,783,120	22,071,859
Daniel D. Von Hoff, M.D.	124,660,087	28,194,892
Douglas G. Watson	130,708,011	22,146,968

(ii) Approval of a proposal to authorize the Board of Directors to effect a reverse stock split of all outstanding shares of our Common Stock, at a ratio of either 1-for-2, 1-for-3, 1-for-4, 1-for-5 or 1-for-6. The result of the voting, on a pre-split basis, was as follows:

For:	131,723,810 votes
Against:	20,797,107 votes
Abstain:	334,062 votes

(iii) Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The result of the voting, on a pre-split basis, was as follows:

For:	134,009,153 votes
Against:	10,814,564 votes
Abstain:	8,031,262 votes
Item 5.	Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
3.1

Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 13, 2007, incorporated by reference herein)

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
Date: August 7, 2007
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer (principal executive officer)

Date: August 7, 2007
/s/ RICHARD J. MORAN
Richard J. Moran Senior Vice President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1

Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 13, 2007, incorporated by reference herein)

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