Form 10-Q
period 2007-09-30
GENTA INC DE/
filed 2007-11-07
CIK 880643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes    X            No ____

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

Yes ____        No    X

As of October 31, 2007, the registrant had 30,620,558 shares of common stock outstanding.

Genta Incorporated

GENTA INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value data)
	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,571	$9,554
Marketable securities (Note 4)	10,972	19,942
Accounts receivable - net of allowances of $40 at September 30, 2007 and $42 at December 31, 2006, respectively	23	17
Inventory (Note 6)	239	308
Prepaid expenses and other current assets (Note 7)	18,561	19,997
Total current assets	34,366	49,818
Property and equipment, net (Note 8)	164	271
Other assets	1,720	1,689
Total assets	$36,250	$51,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 7)	$31,728	$36,494
Notes payable (Note 9)	139	642
Total current liabilities	31,867	37,136

Commitments and contingencies (Note 7 and Note 14)

Stockholders’ equity (Note 10):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at September 30, 2007 and December 31, 2006, respectively	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.001 par value; 250,000 shares authorized, 30,621 and 25,621 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	31	26
Additional paid-in capital	440,671	429,425
Accumulated deficit	(436,386)	(414,840)
Accumulated other comprehensive income	67	31
Total stockholders’ equity	4,383	14,642
Total liabilities and stockholders’ equity	$36,250	$51,778

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Product sales - net	$115	$145	$314	$591
Cost of goods sold	20	41	68	79
Gross margin	95	104	246	512

Operating expenses:
Research and development	4,763	8,514	12,244	21,900
Selling, general and administrative	4,083	6,939	12,870	19,112
Reduction in liability for settlement of litigation, net (Note 7)	(800)	—	(2,600)	—
Total operating expenses	8,046	15,453	22,514	41,012

Other income/(expense):
Gain on maturity of marketable securities	49	124	93	245
Interest income and other income, net	195	303	738	829
Interest expense	(25)	(18)	(134)	(51)
Total other income/(expense), net	219	409	697	1,023
Net loss	$(7,732)	$(14,940)	$(21,571)	$(39,477)

Net loss per basic and diluted share	$(0.25)	$(0.66)	$(0.74)	$(1.83)
Shares used in computing net loss per basic and diluted share	30,621	22,598	29,284	21,519

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006
Operating activities:
Net loss	$(21,571)	$(39,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	843
Share-based compensation (Note 11)	1,187	2,298
Provision for sales returns	—	(300)
Gain on maturity of marketable securities	(94)	(245)
Reduction in liability for settlement of litigation, net (Note 7)	(2,600)	—
Changes in operating assets and liabilities:
Accounts receivable	(6)	22
Inventory	69	79
Prepaid expenses and other current assets	1,235	820
Accounts payable and accrued expenses	(1,966)	2,433
Other assets	(31)	(21)
Net cash used in operating activities	(23,660)	(33,548)
Investing activities:
Purchases of marketable securities	(13,900)	(34,880)
Maturities of marketable securities	23,000	35,716
Purchases of property and equipment	(10)	(83)
Net cash provided by investing activities	9,090	753
Financing activities:
Repayments of note payable	(739)	(886)
Issuance of note payable	236	275
Issuance of common stock, net (Note 10)	10,090	52,691
Issuance of common stock upon exercise of options	—	155
Net cash provided by financing activities	9,587	52,235
Decrease in cash and cash equivalents	(4,983)	19,440
Cash and cash equivalents at beginning of period	9,554	9,314
Cash and cash equivalents at end of period	$4,571	$28,754

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.	Reverse Stock Split

At the Annual Meeting of Genta Incorporated (“Genta” or the “Company”) on July 11, 2007, the Company’s shareholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and the Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares, which became effective on July 13, 2007. All share and per share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented.

2.	Organization and Business

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

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

The Company had $15.5 million of cash, cash equivalents and marketable securities on hand at September 30, 2007. On March 14, 2007, the Company sold 5.0 million shares of its common stock at a price of $2.16 per share, raising net proceeds of $10.1 million. Net cash used in operating activities during the nine months ended September 30, 2007 was $23.7 million.

On December 15, 2006, the Company received a non-approvable notice from the FDA for its New Drug Application (“NDA”) for the use of Genasense® plus chemotherapy in patients with chronic lymphocytic leukemia (“CLL”). The Company believes that its application met the regulatory requirements for approval and on April 4, 2007, announced that it had filed a formal appeal of this non-approvable notice. The appeal was filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research (“CDER”). On June 18, 2007, the Company announced that the initial appeal was denied and that it would further appeal the decision to the next level within CDER. On October 25, 2007, the Company announced that it had completed the filing of the Company’s formal appeal to CDER. Responses to CDER appeals are typically made within 30 to 60 days.

The Company submitted a Marketing Authorization Application (‘‘MAA’’) to the European Medicines Agency (‘‘EMEA’’) for the use of Genasense® plus chemotherapy for treatment of patients with advanced melanoma. On April 27, 2007, the Company announced that it had been informed that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMEA had issued a negative opinion on the MAA and the Company indicated that it would seek re-examination of the MAA. On July 19, 2007, the Company announced that it had received notice from the EMEA that the requested re-examination reaffirmed the negative opinion for approval of the Company’s MAA for Genasense®. No further action on this MAA is contemplated by the Company.

On April 27, 2007, the Company announced that it would file a formal complaint and request for correction of information with the FDA under the Federal Data Quality Act. As submitted, the complaint challenges as erroneous a key statistical analysis of the Company’s data on Genasense® for melanoma used by FDA at the Oncology Drug Advisory Committee (“ODAC”) meeting on May 3, 2004. That analysis sought to discredit the finding that Genasense® yielded a statistically significant increase in progression-free survival (“PFS”). At that meeting, ODAC voted unanimously that PFS was an endpoint that would support full approval in the absence of a survival improvement in patients with advanced melanoma. The Company seeks a formal public acknowledgement of the error, removal of the analysis from the FDA website (with a note that the previous analysis was in error), and revision of the transcript. The Company was advised in October 2007 that FDA has elected to extend its review period on this matter for an additional 60 days.

Irrespective of whether the pending NDA for Genasense® is approved, the Company will require additional cash in order to maximize this commercial opportunity and to continue its clinical development opportunities. The Company has undertaken discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financings, equity financing, profits from named-patient sales, asset sales and other potential sources of financing. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available to us on favorable terms, if at all. The Company will need substantial additional funds before it can expect to realize significant product revenue.

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

In March 2007, the Company announced that it had entered into a Supply and Distribution Agreement (the “Agreement”), with IDIS Limited (a privately owned company based in the United Kingdom), whereby IDIS will distribute Ganite® and Genasense® on a ‘‘named patient’’ basis. The global agreement covers territories outside the United States. ‘‘Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient. IDIS will manage the named patient programs for the Company. The first sale under this program occurred during the three-month period ended September 30, 2007.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of September 30, 2007 have been considered in preparing the consolidated financial statements. Such financial statements include the accounts of the Company and all majority-owned subsidiaries. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006 have been made. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Revenue Recognition

The Company recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and the Company is reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company allows return of its product for up to twelve months after product expiration.

Under the Company’s Supply and Distribution Agreement with IDIS, the Company will supply Ganite® and Genasense® to IDIS on a consignment basis. The Company recognizes revenue when IDIS reports that it has delivered product to customers, which is the point in time that title to the product and risk of loss has passed. The first sale under this program of $23 thousand occurred during the three-month period ended September 30, 2007.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the nine months ended September 30, 2007 and continues to maintain a full valuation allowance against its net deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company’s federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State of New Jersey’s position on the AMA liability is unjustified, there is little, if any, case law on the matter and it is probable that the Company will be required to pay the liability. In March 2007, the Company received a formal assessment from the State of New Jersey for $712 thousand. As of September 30, 2007, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $196 thousand related to this assessment. The Company is in the process of appealing this assessment.

The Company believes that its other income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. If such adjustment was recorded, it would have been fully offset by a change in a valuation allowance.

The Company’s policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Consolidated Statements of Operations. The Company recorded $118 thousand and $49 thousand in interest expense related to the State of New Jersey assessment during the nine months ended September 30, 2007 and 2006, respectively.

Stock Options

Effective January 1, 2006, Genta adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), using the modified prospective transition method and therefore did not restate results for prior periods. Under SFAS 123R, all share-based payments including grants of employee stock options are recognized in the Consolidated Statement of Operations based on their fair values, as pro-forma disclosure is no longer an alternative. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 11 and Note 12 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Net Loss Per Common Share

Net loss per common share for the three and nine months ended September 30, 2007 and 2006, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 2.2 million shares on September 30, 2007 and 2006, respectively, reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect that adoption of this standard will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. The Company is required to adopt SFAS No. 157 beginning January 1, 2008. The Company does not expect that adoption of this standard will have a material impact on its financial statements.

4.	Marketable Securities

The carrying amounts of the Company’s marketable securities, which are primarily securities of government-backed agencies, approximate fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities is as follows ($ thousands):

	September 30, 2007	December 31, 2006
Cost	$10,905	$19,911
Gross unrealized gains	67	31
Gross unrealized losses	—	—
Fair value	$10,972	$19,942

The fair value of each marketable security has been compared to its cost and therefore, an unrealized gain of $67 thousand and $31 thousand has been recognized in accumulated other comprehensive income in the Company’s Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, respectively.

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

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	September 30, 2007	December 31, 2006
Raw materials	$24	$24
Work in process	93	94
Finished goods	122	190
	$239	$308

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

7.	Reduction in Liability for Legal Settlement

The Company reached an agreement to settle a class action litigation in consideration for issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class, (see Note 14 to the Consolidated Financial Statements). The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which was filed with the United States District Court for the District of New Jersey, or the Court, on August 13, 2007, seeking preliminary approval. The Company has also entered into release and settlement agreements with its insurance carriers, pursuant to which insurance will cover the settlement fee and various costs incurred in connection with the action. Under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5,” the Company recorded an expense of $5.3 million, comprised of 2.0 million shares of the Company’s common stock valued at a market price of $2.64 on December 31, 2006. At September 30, 2007, the revised estimated value of the common shares portion of the litigation settlement is $2.7 million, based on a closing price of Genta’s common stock of $1.34 per share as of September 30, 2007, resulting in a reduction in the provision of $2.6 million recognized in the nine months ended September 30, 2007. The amount of the liability will continue to be adjusted based on the market price of the Company’s stock until final approval of the settlement by the Court, at which time the value of the shares to be issued will be fixed. The liability for the settlement of litigation, originally recorded at $23.2 million at December 31, 2006, is measured at $20.7 million at September 30, 2007 and is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. An insurance receivable of $18.0 million is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.

8.	Property and Equipment, Net

Property and equipment is comprised of the following ($ thousands):

	Estimated Useful Lives	September 30, 2007	December 31, 2006
Computer equipment	3	$2,763	$2,950
Software	3	3,090	3,406
Furniture and fixtures	5	936	936
Leasehold improvements	3-7	420	410
Equipment	5	182	182
		7,391	7,884
Less accumulated depreciation and amortization		(7,227)	(7,613)
Property and equipment, net		$164	$271
9.	Notes Payable

The Company issued notes payable to finance premiums for its corporate insurance policies during the nine months ended September 30, 2007 of $0.2 million at an interest rate of 5.9%, during 2006 of $1.2 million at interest rates running from 5.4% to 5.6% and during 2005 of $1.3 million at interest rates running from 4.6% to 5.7%. Payments were scheduled over ten monthly installments for the notes initiated in fiscal 2007, seven equal monthly installments for the notes initiated in fiscal 2006 and for seven or eight equal monthly installments for the notes initiated in 2005.

10.	Stockholders’ Equity

Common Stock

In March 2007, the Company sold 5.0 million shares of the Company’s common stock at a price of $2.16 per share, raising $10.1 million, net of fees and expenses.

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of September 30, 2007 and December 31, 2006, each share of Series A Preferred Stock was convertible into 2.3469 and 1.9969 shares of common stock, respectively. At September 30, 2007 and December 31, 2006, the Company had 7,700 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock Reserved

At September 30, 2007, the Company had 30.6 million shares of common stock outstanding, 2.2 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 0.8 million additional shares of common stock authorized for issuance and remaining to be granted under the Company’s Non-Employee Directors’ 1998 Stock Option Plan, as amended and restated and 1998 Stock Incentive Plan, as amended and restated. In addition, the Company has reserved 8.5 million shares and granted 5.4 million options under the 2007 Stock Option Plan, subject to shareholder approval, (see Note 12 to the Consolidated Financial Statements).

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

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC’s Staff Accounting Bulletin 107 (“SAB 107”) using a “simplified” method. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,
	2007	2006
Expected volatility	102%	97%
Expected dividends	—	—
Expected term (in years)	6.25	6.25
Risk-free rate	4.6%	4.6%

The share-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006, respectively, was comprised as follows:

	Three months ended September 30		Nine months ended September 30
($ thousands, except per share data)	2007	2006	2007	2006
Research and development expenses	$95	$342	$446	$740
Selling, general and administrative	163	513	740	1,558
Total share-based compensation expense	$258	$855	$1,186	$2,298
Share-based compensation expense, per basic and diluted common share	$0.01	$0.04	$0.04	$0.11
12.	Stock Option Plans

As of September 30, 2007, the Company has three share-based compensation plans, which are described below:

2007 Stock Incentive Plan

On September 17, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan pursuant to which 8.5 million shares of the Company’s common stock will be authorized for issuance, subject to approval of the Company’s shareholders. Awards may be made under the plan to officers, employees, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards. Awards granted under the plan prior to shareholder approval of the plan are subject to and conditioned upon receipt of such approval on or before September 17, 2008. Should such shareholder approval not be obtained on or before such date, the plan will terminate and any awards granted pursuant to the plan will terminate and cease to be outstanding.

On September 17, 2007 and September 20, 2007, the Board of Directors approved the issuance of a combined total of 5.4 million options under the 2007 Stock Option Plan. The Company has not recognized compensation expense for these grants, because a grant date as defined in SFAS 123R has not occurred. This is because the grant of these options is contingent upon shareholder approval, which cannot be assured.

Acquisition Bonus Program

On September 17, 2007, the Board of Directors approved an Acquisition Bonus Program. Under the program, participants are eligible to share in a portion of the proceeds realized from a change in control of the Company that occurs prior to the earlier of (i) December 31, 2008 or (ii) the approval by the Company’s shareholders of the 2007 Stock Incentive Plan.

Pursuant to the program, participants selected by the Board of Directors will be awarded a number of units with a designated base value. The amount of a participant’s bonus award will be determined by multiplying (i) the difference between the unit value and the base value by (ii) the number of units awarded to such participant. The unit value for each unit will be determined by dividing the change in control proceeds (as defined in the award agreement) by the total number of shares of the Company’s common stock outstanding at the time of the change in control. The units will be subject to a vesting schedule, if any, determined by the Board of Directors at the time the unit award is made. Bonus awards will generally be paid in cash within 30 days after the later of (i) the effective date of the change in control or (ii) the date the change in control proceeds are paid to the Company’s shareholders. The maximum number of units that may be awarded under the Acquisition Bonus Program is 8.5 million units, which equals the number of shares of the Company’s common stock that are authorized for issuance under the Company’s 2007 Stock Incentive Plan. On September 27, 2007, 5.4 million acquisition bonus units were granted under the Acquisition Bonus Program.

Any stock options granted to a participant under the 2007 Stock Incentive Plan will terminate and cease to be outstanding in the event the participant becomes entitled to receive a payment under the Acquisition Bonus Program.

1998 Stock Incentive Plan

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended and restated (the “1998 Plan”), 3.4 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The following table summarizes the stock option activity under the 1998 Plan as of September 30, 2007 and changes during the nine months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	1,936	$26.22
Granted	121	2.45
Exercised	—	—
Forfeited or expired	90	16.01
Outstanding at September 30, 2007	1,967	$25.59	4.9	$13
Vested and expected to vest at September 30, 2007	1,180	$25.59	4.9	$13
Exercisable at September 30, 2007	1,298	$24.36	3.5	$13

The intrinsic value to all outstanding stock options is $13 thousand as the exercise prices of virtually all outstanding options are above the market price of the Company’s stock at September 30, 2007. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $2.05.

As of September 30, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.4 years.

In September 2007, the Company granted 60,000 Restricted Stock Units (RSUs), which contain performance vesting criteria, to a member of senior management. RSUs entitle the holder to receive at the end of a vesting term, a specified number of shares of Genta common stock and are accounted for at fair value at the date of the grant. The fair value of the grant, $85 thousand, based on a grant date fair value per share of $1.42, is amortized evenly over the vesting period. This particular grant of 60,000 RSUs vests in two equal tranches of 20,000 shares each upon the completion of one or more financial transactions including, but not limited to, partnerships, asset sales or other transactions that raise working capital for the Company and one tranche of 20,000 shares that vests on July 1, 2008 upon satisfactory provision of certain other financial and accounting services.

1998 Non-Employee Directors’ Plan

Pursuant to the Company’s 1998 Non-Employee Directors’ Plan, as amended and restated (the “Directors’ Plan”), 0.6 million shares have been provided for the grant of non-qualified stock options to the Company’s non-employee members of the Board of Directors. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant. Initial option grants vest over a three-year period in equal increments, beginning on the first anniversary of the date of the grant. Subsequent grants, generally vest on the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the stock option activity under the Directors’ Plan as of September 30, 2007 and changes during the nine months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	100	$37.02
Granted	20	1.80
Exercised	—	—
Forfeited or expired	7	40.08
Outstanding at September 30, 2007	113	$30.61	6.6	$—
Vested and expected to vest at September 30, 2007	68	$30.61	6.6	$—
Exercisable at September 30, 2007	111	$31.18	6.6	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at September 30, 2007. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

13.	Comprehensive Loss

An analysis of comprehensive loss is presented below:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2007	2006	2007	2006
Net loss	$(7,732)	$(14,940)	$(21,571)	$(39,477)
Change in market value of available-for-sale marketable securities	47	(42)	122	(15)
Total comprehensive loss	$(7,685)	$(14,982)	$(21,449)	$(39,492)
14.	Commitments and Contingencies

Litigation and Potential Claims

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Settlement Fairness Hearing is scheduled for March 3, 2008.

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

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and on August 8, 2007, filed a request for production of documents. The Court has required two hours of mandatory mediation to attempt voluntary resolution of the case and has appointed a mediator. The parties and the mediator are working to set a mutually acceptable mediation date. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

15.	Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

No interest expense or income taxes were paid for the nine months ended September 30, 2007 and 2006, respectively.

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

Reverse Stock Split

At our Annual Meeting of Stockholders held on July 11, 2007, shareholders authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and our Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares, which became effective on July 13, 2007. All share and per share data in this Form 10-Q have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented.

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. We have had recurring annual operating losses since inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization. From our inception to September 30, 2007, we have incurred a cumulative net deficit of $436.4 million. We expect that such losses will continue at least until our lead product, Genasense®, receives approval from the FDA or EMEA for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

We had $15.5 million of cash, cash equivalents and marketable securities on hand at September 30, 2007. In March 2007, we sold 5.0 million shares of our common stock at a price of $2.16 per share, raising net proceeds of $10.1 million. Net cash used in operating activities during the first nine months of 2007 was $23.7 million.

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

The IDIS agreement provides that we will supply the two products to IDIS on a consignment basis. We will be paid after sales are made by IDIS, which payment shall be based off of a monthly sales report received from IDIS. We will invoice IDIS based upon this monthly report, which invoice shall be calculated based upon a price minus a fee credited to IDIS. The agreement also provides for distribution by IDIS of a limited amount of drug product free of charge to indigent patients. We intend that a percentage of proceeds from the named patient program will be used to support the compassionate use program. We have agreed to pay IDIS a termination fee in the event we terminate either or both products within the first three years of the agreement. The first sale under this program occurred during the three-month period ended September 30, 2007.

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

On August 21, 2007, we announced that the first patients had been enrolled in our confirmatory Phase 3 trial of Genasense® in advanced melanoma. The trial, known as AGENDA, is a randomized, double-blind, placebo-controlled study in which patients are randomly assigned to receive Genasense® plus dacarbazine (DTIC) or DTIC alone. The study will prospectively target patients using LDH as a biomarker that identified patients who derived maximal benefit in the preceding melanoma trial of Genasense®, including significant increases in overall and progression-free survival. AGENDA will accrue approximately 300 patients and will be conducted at approximately 100 sites worldwide, including North America, Europe and Australia. Accrual is expected to take approximately 18 months, with initial data expected shortly thereafter. On October 17, 2007 we announced that the French Health Products Safety Agency (“AFSSAPS”) granted authorization to open the Company’s Phase 3 trial of Genasense® in patients with advanced melanoma.

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

On September 6, 2006, the ODAC voted seven to three not to recommend approval of Genasense® and on December 15, 2006, we received a non-approvable notice from the FDA. The Company believes that its application met the regulatory requirements for approval and on April 4, 2007, announced that it had filed a formal appeal of this non-approvable notice. The appeal was filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research (“CDER”). On June 18, 2007, we announced that the initial appeal was denied and that we would further appeal the decision to the next level within CDER. On October 25, 2007, we announced that we had completed the filing of our formal appeal to CDER. Responses to CDER appeals are typically made within 30 to 60 days.

In November 2004, we reported that our randomized Phase 3 clinical trial of Genasense® in patients with multiple myeloma did not meet its primary endpoint. On December 8, 2006, we announced that preliminary results from a randomized Phase 3 trial of chemotherapy with or without Genasense® in patients with acute myeloid leukemia (AML), suggested the study was unlikely to meet its primary endpoint. On February 23, 2007, we announced that preliminary results from a randomized Phase 2 study of Genasense® plus chemotherapy in patients with advanced prostate cancer showed no between-group difference in serum levels of prostate-specific antigen. While follow-up and analyses of the AML and prostate trials are continuing, we do not believe any of these trials will support regulatory approval of Genasense® in these indications.

We have completed accrual into a randomized Phase 2 trial of chemotherapy with or without Genasense® in previously treated patients with non-small cell lung cancer. Results of this trial that were presented in the third quarter of 2007 do not indicate that this trial will support registration in this indication. We are also conducting a number of non-randomized clinical trials in patients with various types of cancer, either under our own sponsorship or in collaboration with the National Cancer Institute.

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

On August 1, 2007, we announced that, together with Emisphere Technologies, Inc. we submitted an IND to the Endocrinologic and Metabolic Drugs Division of the FDA for a new drug known as G4544. Developed out of a joint collaboration announced last year, G4544 is a new tablet formulation that enables oral absorption of the active ingredient contained in Ganite®. The IND was allowed by FDA in September 2007 and initial dosing of normal volunteers with G4544 began in the third quarter of 2007.

Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006

	Summary Operating Results
($ thousands)			Increase (Decrease)
	2007	2006	$	%
Product sales – net	$115	$145	$(30)	(21%)
Cost of goods sold	20	41	(21)	(51%)
Gross margin	95	104	(9)	(9%)
Operating expenses:
Research and development	4,763	8,514	(3,751)	(44%)
Selling, general and administrative	4,083	6,939	(2,856)	(41%)
Reduction in liability for settlement of litigation, net	(800)	—	(800)	(100%)
Total operating expenses	8,046	15,453	(7,407)	(48%)
Other income, net	219	409	(190)	(46%)
Net loss	$(7,732)	$(14,940)	$7,208	48%

Product sales – net

Net sales of Ganite® declined to $92 thousand for the three months ended September 30, 2007, from $145 thousand for the prior-year period. Product sales-net for the three months ended September 30, 2007 include a sale in the amount of $23 thousand of Genasense® through the “named-patient” program managed for us by IDIS.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2007 declined from the three months ended September 30, 2006 due to lower sales of Ganite® and sales of Genasense® that are recorded at zero cost.

Research and development expenses

Research and development expenses were $4.8 million for the three months ended September 30, 2007, compared to $8.5 million for the three months ended September 30, 2006. The prior-year period included higher manufacturing and other expenses incurred in preparation for the possible commercial launch of Genasense® and expenses related to regulatory review. The decline in expenses in 2007 reflects the comparison to this higher level of expenses in 2006, as well as the impact of a staff reduction in December 2006, which was implemented after the FDA’s non-approval of our NDA for Genasense® in CLL. In addition, share-based compensation declined by $0.2 million, (see Note 11 to our Consolidated Financial Statements).

Research and development expenses incurred on the Genasense® project during the three months ended September 30, 2007 were approximately $3.6 million, representing 76 percent of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.1 million for the three months ended September 30, 2007, compared to $6.9 million for the three months ended September 30, 2006. The prior-year period included a buildup of sales and marketing expenses incurred in preparation for a possible commercial launch of Genasense®. The decline in expenses in 2007 primarily reflects the comparison to this higher level of expenses in 2006, as well as the impact of our December 2006 staff reduction. In addition, share-based compensation declined by $0.4 million, (see Note 11 to our Consolidated Financial Statements).

Reduction in liability for settlement of litigation, net

In the fourth quarter of 2006, we recorded an expense of $5.3 million that provides for the issuance of 2.0 million shares of Genta common stock, for a settlement in principle of class action litigation. The expense is net of insurance recovery of $18.0 million. At June 30, 2007, the revised estimated value of the common shares portion of the litigation settlement was $3.5 million. At September 30, 2007, the revised estimated value of the common shares portion of the litigation settlement was $2.7 million based on a closing price of Genta’s common stock of $1.34 per share, resulting in a reduction in the provision of $0.8 million during the three months ended September 30, 2007.

Other income, net

Other income, net of $0.2 million for the three months ended September 30, 2007 declined from $0.4 million for the prior-year period, primarily due to lower interest income, resulting from lower investment balances during the period.

Net loss

We incurred a net loss of $7.7 million, or $0.25 per share for the three months ended September 30, 2007 and $14.9 million, or $0.66 per share, for the three months ended September 30, 2006.

The lower net loss in 2007 is primarily due to a comparison with a prior-year period that reflected a buildup of sales, marketing and manufacturing expenses incurred in anticipation of a possible commercial launch of Genasense®. In addition, the lower loss in 2007 reflects our staff reduction in December 2006, lower share-based compensation expense and includes a benefit of $0.8 million due to a reduction in the provision for settlement of litigation.

Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006

	Summary Operating Results
($ thousands)			Increase (Decrease)
	2007	2006	$	%
Product sales – net	$314	$591	$(277)	(47%)
Cost of goods sold	68	79	(11)	(14%)
Gross margin	246	512	(266)	(52%)
Operating expenses:
Research and development	12,244	21,900	(9,656)	(44%)
Selling, general and administrative	12,870	19,112	(6,242)	(33%)
Reduction in liability for settlement of litigation, net	(2,600)	—	(2,600)	(100%)
Total operating expenses	22,514	41,012	(18,498)	(45%)
Other income, net	697	1,023	(326)	(32%)
Net loss	$(21,571)	$(39,477)	$17,906	45%

Product sales - net

Product sales-net of Ganite® were $0.3 million for the nine months ended September 30, 2007, compared to $0.6 million for the nine months ended September 30, 2006. The prior-year nine-month period included a $0.3 million favorable adjustment to the provision for returns of Ganite®. In the second quarter of 2006, we revised our forecast of expected Ganite® returns based on actual experience to date, product expiration dates and data obtained from wholesalers.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2007 declined from the nine months ended September 30, 2006 primarily due to lower sales of Ganite®.

Research and development expenses

Research and development expenses were $12.2 million for the nine months ended September 30, 2007, compared to $21.9 million for the nine months ended September 30, 2006. The prior-year period included higher manufacturing and other expenses incurred in preparation for the possible commercial launch of Genasense® and expenses related to regulatory review. The decline in expenses in 2007 reflects the comparison to this higher level of expenses in 2006, as well as the impact of our staff reduction in December 2006. In addition, share-based compensation declined by $0.3 million, (see Note 11 to our Consolidated Financial Statements).

Research and development expenses incurred on the Genasense® project during the nine months ended September 30, 2007 were approximately $10.1 million, representing 83 percent of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.9 million for the nine months ended September 30, 2007, compared to $19.1 million for the nine months ended September 30, 2006. The prior-year period included a buildup of sales and marketing expenses incurred in preparation for a possible commercial launch of Genasense®. The decline in expenses in 2007 reflects the comparison to this higher level of expenses in 2006, as well as the impact of our December 2006 staff reduction. In addition, depreciation expense declined by $0.7 million and share-based compensation declined by $0.8 million, (see Note 11 to our Consolidated Financial Statements).

Reduction in liability for settlement of litigation, net

At September 30, 2007, the revised estimated value of the common shares portion of the litigation settlement was $2.7 million based on a closing price of Genta’s common stock of $1.34 per share, resulting in a reduction in the provision of $2.6 million for the nine months ended September 30, 2007.

Other income, net

Other income, net of $0.7 million for the nine months ended September 30, 2007 declined from $1.0 million for the prior-year period, primarily due to lower interest income, resulting from lower investment balances, along with higher interest expense.

Net loss

Genta incurred a net loss of $21.6 million, or $0.74 per share for the nine months ended September 30, 2007 and $39.5 million, or $1.83 per share, for the nine months ended September 30, 2006.

The lower net loss in 2007 is primarily due to a comparison with a prior-year period that reflected a buildup of sales, marketing and manufacturing expenses incurred in anticipation of a possible commercial launch of Genasense®. In addition, the lower loss in 2007 reflects our staff reduction in December 2006, lower share-based compensation expense, lower depreciation expense and includes a benefit of $2.6 million due to a reduction in the provision for settlement of litigation.

Liquidity and Capital Resources

At September 30, 2007, we had cash, cash equivalents and marketable securities totaling $15.5 million compared with $29.5 million at December 31, 2006. During the first nine months of 2007, cash used in operating activities was $23.7 million compared with $33.5 million for the same period in 2006. The prior period reflects higher spending in anticipation of a potential commercial launch of Genasense®.

In March 2007, we sold 5.0 million shares of our common stock at a price of $2.16 per share, raising net proceeds of $10.1 million.

We issued notes payable to finance premiums for our corporate insurance policies during the nine months ended September 30, 2007 of $0.2 million at an interest rate of 5.9%, during fiscal 2006 of $1.2 million at interest rates running from 5.4% to 5.6% and during fiscal 2005 of $1.3 million at interest rates running from 4.6% to 5.7%. Payments were scheduled over ten monthly installments for the notes initiated in 2007, seven equal monthly installments for the notes initiated in 2006 and for seven or eight equal monthly installments for the notes initiated in 2005. We will attempt to finance our remaining insurance premiums in fiscal 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We do not expect that adoption of this standard will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt SFAS No. 157 beginning January 1, 2008. We do not expect that adoption of this standard will have a material impact on our financial statements.

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

Under our Supply and Distribution Agreement with IDIS Limited, we will supply Ganite® and Genasense® to IDIS on a consignment basis. We recognize revenue when IDIS reports that it has delivered product to customers, which is the point in time that title to the product and risk of loss has passed. The first sale under this program occurred during the three-month period ended September 30, 2007.

•	Research and development costs. All costs are expensed as incurred, including raw material costs required to manufacture drugs for clinical trials.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2007. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation to changes in interest rates or to changes in currency exchange rates.

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

PART II

Item 1. Legal Proceedings

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint seeks monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company has reached an agreement in principle with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company, (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Settlement Fairness Hearing is scheduled for March 3, 2008.

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

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and on August 8, 2007, filed a request for production of documents. The Court has required two hours of mandatory mediation to attempt voluntary resolution of the case, and has appointed a mediator. The parties and the mediator are working to set a mutually acceptable mediation date. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

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

For example, on September 6, 2006, ODAC voted seven to three not to recommend approval of Genasense® for the treatment of patients with relapsed or refractory CLL and on December 15, 2006, we received a non-approvable notice from the FDA. The Company believes that its application met the regulatory requirements for approval and on April 4, 2007, announced that it had filed a formal appeal of this non-approvable notice. The appeal was filed pursuant to the FDA’s Formal Dispute Resolution process that exists within FDA’s Center for Drug Evaluation and Research (“CDER”). On June 18, 2007, we announced that the initial appeal was denied and that we would further appeal the decision to the next level within CDER. On October 25, 2007, we announced that we had completed the filing of our formal appeal to CDER. Responses to CDER appeals are typically made within 30 to 60 days.

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

On August 21, 2007, we announced that the first patients had been enrolled in our confirmatory Phase 3 trial of Genasense® in advanced melanoma. The trial, known as AGENDA, is a randomized, double-blind, placebo-controlled study in which patients are randomly assigned to receive Genasense® plus dacarbazine (DTIC) or DTIC alone. The study will prospectively target patients using LDH, a biomarker that identified patients who derived maximal benefit in a preceding trial of Genasense®, including significant increases in overall and progression-free survival. AGENDA will accrue approximately 300 patients and will be conducted at approximately 100 sites worldwide, including North America, Europe and Australia. Accrual is expected to take approximately 18 months, with initial data expected shortly thereafter. On October 17, 2007 we announced that the French Health Products Safety Agency (“AFSSAPS”) granted authorization to open the Company’s Phase 3 trial of Genasense® in patients with advanced melanoma.

On April 27, 2007, we announced that we would file a formal complaint and request for correction of information with the FDA under the Federal Data Quality Act. As submitted, the complaint challenges as erroneous a key statistical analysis of our data on Genasense® for melanoma used by FDA at the ODAC meeting on May 3, 2004. That analysis sought to discredit the finding that Genasense® yielded a statistically significant increase in progression-free survival (“PFS”). At that meeting, ODAC voted unanimously that PFS was an endpoint that would support full approval in the absence of a survival improvement in patients with advanced melanoma. We seek a formal public acknowledgement of the error, removal of the analysis from the FDA website (with a note that the previous analysis was in error), and revision of the transcript. The Company was advised in October 2007 that FDA has elected to extend its review period on this matter for an additional 60 days.

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

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, seek new product candidates and continue our research and development programs, we will need to raise additional funds. In March 2007, we sold 5.0 million shares of the Company’s common stock at a price of $2.16 per share, raising $10.1 million, net of fees and expenses. Cash used in operating activities during the nine months ended September 30, 2007 was $23.7 million.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to September 30, 2007, we have incurred a cumulative net deficit of $436.4 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.

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

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against us and certain of our principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. We reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by our insurance carriers. Effective June 25, 2007, we and the plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 31, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Settlement Fairness Hearing is scheduled for March 3, 2008.

In addition, two separate shareholder derivative actions were filed against the directors and certain officers of Genta in New Jersey State and Federal courts. The Federal shareholder derivative action was consolidated with the securities action.

We reached a final agreement with the Federal shareholder derivative plaintiffs to settle the Federal shareholder derivative action. On October 10, 2006, the United States District Court for the District of New Jersey gave preliminary approval to the parties’ settlement agreement. On May 7, 2007, the proposed settlement received final approval from the Court. On October 31, 2006, we and the defendants entered into a Release and Settlement Agreement with our insurance carrier, pursuant to which our insurance covered the $200 thousand payment for plaintiffs’ attorney fees, the costs of notice to shareholders required by the court’s preliminary approval order and defense costs incurred in connection with the action and this amount was paid by our insurance carrier during the three months ended June 30, 2007.

We have continued to deny all of the allegations in all of these proceedings, and settlement and potential settlement do not constitute an admission of guilt or liability.

Based on facts substantially similar to those asserted in the shareholder class actions, the State derivative plaintiffs claimed that defendants had breached their fiduciary duties to the shareholders and committed other violations of New Jersey law. On February 9, 2006, the Superior Court of New Jersey dismissed the plaintiffs’ derivative complaint in the New Jersey State case based in part on plaintiffs failure to make a pre-suit demand on Genta’s Board of Directors and in part based on plaintiffs’ failure to state a cause of action. Plaintiffs’ motion for reconsideration was denied and they filed a notice of appeal. On December 11, 2006, plaintiffs filed their appellate brief and on January 18, 2007, we filed our response. In view of the settlement of the Federal derivative action, on June 4, 2007, we filed a motion to dismiss plaintiffs’ appeal. That motion was granted on June 25, 2007.

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. We filed an answer to the complaint on May 29, 2007, and on August 8, 2007, filed a request for production of documents. The court has required two hours of mandatory mediation to attempt voluntary resolution of the case, and has appointed a mediator. The parties and the mediator are working to set a mutually acceptable mediation date. We deny the allegations in the complaint and intends to vigorously defend this lawsuit.

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

At September 30, 2007 we had 30.6 million shares of common stock outstanding, 2.2 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants and 0.8 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

In July 2007 we underwent a reverse stock split in order to increase the price of our stock over the required threshold of $1.00 per share. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description of Document
10.1	Form of Acquisition Bonus Program Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2007, incorporated by reference herein)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated
Date: November 7, 2007	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer (principal executive officer)

Date: November 7, 2007	/s/ RICHARD J. MORAN
Richard J. Moran Senior Vice President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	Form of Acquisition Bonus Program Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2007, incorporated by reference herein)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)