Form 10-K/A
period 2007-12-31
GENTA INC DE/
filed 2008-04-29
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-19635

GENTA INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	33-0326866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 Connell Drive Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

(908) 286-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value Series G Participating Cumulative Preferred Stock Purchase Rights	NASDAQ Stock Market, LLC

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

As of April 21, 2008, the registrant had 36,740,558 shares of Common Stock outstanding

EXPLANATORY NOTE

Genta Incorporated (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

The statements contained in this Annual Report on Form 10-K/A that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

•	our financial projections;
•	our projected cash flow requirements and estimated timing of sufficient cash flow;
•	our current and future license agreements, collaboration agreements, and other strategic alliances;
•	our ability to obtain necessary regulatory approval for Genasense® from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);
•	the safety and efficacy of our products;
•	the commencement and completion of clinical trials;
•	our ability to develop, manufacture and sell our products;
•	the adequacy of our capital resources and our ability to obtain sufficient financing to maintain our planned operations;
•	the adequacy of our patents and proprietary rights;
•	the impact of litigation that has been brought against us and our officers and directors and any proposed settlement of such litigation;
•	our ability to regain compliance with NASDAQ’s listing qualifications; and
•	the other risks described under Certain Risks and Uncertainties Related to the Company’s Business in the Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008.

We do not undertake to update any forward-looking statements.

We make available free of charge on our internet website (http://www.genta.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Information about our Board of Directors

The Board currently consists of five directors. They are Raymond P. Warrell, Jr., M.D., Martin J. Driscoll, Christopher P. Parios, Daniel D. Von Hoff, M.D., and Douglas G. Watson. The Board has determined that, except for Dr. Warrell, all of the members of the Board are “independent directors” as defined under NASDAQ rules. Dr. Warrell is not considered independent, as he is an executive officer of the Company.

Raymond P. Warrell, Jr., M.D., 58, has been our Chief Executive Officer and a member of our Board since December 1999 and our Chairman since January 2001. From December 1999 to May 2003, he was also our President. From 1978 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., which developed Trisenox®, a drug for the treatment of acute promyelocytic leukemia, which is now marketed by Cephalon, Inc. Dr. Warrell holds, or has filed, numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in tumor-related diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the FDA. He obtained a B.S. in Chemistry from Emory University, a M.D. from the Medical College of Georgia, and a M.B.A. from Columbia University Graduate School of Business. Dr. Warrell is married to Dr. Loretta M. Itri, President, Pharmaceutical Development and Chief Medical Officer of Genta.

Martin J. Driscoll, 49, has been a member of our Board since September 2005. Mr. Driscoll brings more than twenty-seven years of executive experience in pharmaceutical Marketing & Sales, Business Development and Commercial Operations to the Genta Board. In March 2008, Mr. Driscoll became Chief Executive Officer of Javelin Pharmaceuticals, Inc. of Cambridge, Massachusetts. Javelin is a specialty pharmaceutical company that applies innovative proprietary techonologies to develop new drugs and improved formulations of existing drugs that target current and underserved medical need in the pain management market. Mr. Driscoll joined Javelin from Pear Tree Pharmaceuticals, Inc., a development-stage company focused on women’s prescription healthcare products. Previously, Mr. Driscoll was President of MKD Consulting Inc., a pharmaceutical management and commercialization consulting firm. Mr. Driscoll was Senior Vice President of Marketing and Sales at Reliant Pharmaceuticals, a privately held company that markets a portfolio of branded pharmaceutical products, where he was a member of the Management Committee and an Executive Officer of the Company. From 1983 to 1990, Mr. Driscoll held positions of increasing responsibility at Schering Plough Corporation, including most recently as Vice President of Marketing and Sales for Schering’s Primary Care Division. He previously served as Vice President, Marketing and Sales, for the Schering Diabetes Unit, and also for Key Pharmaceuticals, the largest Schering U.S. Business Unit. His experience includes management of franchises that encompass oncologic, cardiovascular, anti-infective, metabolic, CNS, pulmonary and dermatologic products. At both Reliant and Schering, Mr. Driscoll had extensive experience in the negotiation, implementation and management of collaborations with other companies. Prior to joining Reliant, from 2000 to 2002 Mr. Driscoll was Vice President, Commercial Operations and Business Development at ViroPharma Inc., where he built the first commercial Sales and Marketing operation, and was the ViroPharma Chair for the ViroPharma/Aventis Joint Steering Committee for their Phase 3 antiviral product collaboration. Mr. Driscoll is also a Director of Javelin Pharmaceuticals Inc., Cambridge, MA (AMEX:JAV).

Christopher P. Parios, 67, has been a member of our Board since September 2005. Mr. Parios has more than thirty-seven years of pharmaceutical industry experience, including product development, marketing and promotion, strategy and tactic development, and managing pharmaco-economic and reimbursement issues. He has worked with many of the major companies in the pharmaceutical industry including Hoffmann-LaRoche, Ortho-McNeil, Pfizer, Novartis, Schering Plough, Janssen, Ortho Biotech, and Bristol-Myers Squibb. For the period 1997 to May of 2008, Mr. Parios was Executive Director of The Dominion Group, an independent healthcare consulting firm that specializes in market research, strategic planning, and competitive intelligence monitoring. In this role, he was responsible for the full range of market research, consulting, and business planning activities to facilitate informed business decisions for clients regarding product development, acquisitions, product positioning, and promotion. Mr. Parios continues to consult with the Dominion Group on a part-time basis. Previously, Mr. Parios was President and Chief Operating Officer of the Ferguson Communication Group, as well as Vice Chairman of the parent company, CommonHealth USA, a leading full-service communications resource for the healthcare industry. Mr. Parios was a partner in Pracon, Inc., a health-care marketing consulting firm from 1982 to 1991, and helped engineer the sale of that firm to Reed-Elsevier in 1989. Over a twenty-year period, Mr. Parios held progressively senior positions at Hoffmann-LaRoche, Inc., most recently as Director of New Product Planning and Regulatory Affairs Management. This group established the project management system for drug development at Roche and coordinated developmental activities for such products as Versed®, Rocephin®, Roferon®, Accutane®, Rimadyl®, and Tegison®. Mr. Parios was also a member of the corporate team responsible for domestic and international product and technology licensing activities.

Daniel D. Von Hoff, M.D., F.A.C.P., 60, has been a member of our Board since January 2000. He is currently Physician in Chief, Senior Investigator and Director of Translational Research at the Translational Genomics Research Institute’s (TGen) Translational Drug Development Division and Head, Pancreatic Cancer Research Program in Phoenix, Arizona. He is also Chief Scientific Officer for US Oncology. He is also the Chief Scientific Officer, Scottsdale Clinical Research Institute. Dr. Von Hoff’s major interest is in the development of new anticancer agents, both in the clinic and in the laboratory. He and his colleagues were involved in the beginning of the development of many of the agents now used routinely, including: mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, CPT-11, and others. At present, he and his colleagues are concentrating on the development of molecularly targeted therapies. Dr. Von Hoff’s laboratory interests and contributions have been in the area of in vitro drug sensitivity testing to individualize treatment for the patient. He and his laboratory are now concentrating on discovery of new targets in pancreatic cancer. Dr. Von Hoff has published more than 531 papers, 129 book chapters, and more than 891 abstracts. Dr. Von Hoff was appointed to President Bush’s National Cancer Advisory Board for June 2004 – March 2010. Dr. Von Hoff is the past President of the American Association for Cancer Research, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He is a founder of ILEX™ Oncology, Inc. (recently acquired by Genzyme). He is founder and the Editor Emeritus of Investigational New Drugs – The Journal of New Anticancer Agents; and, Editor-in-Chief of Molecular Cancer Therapeutics. He is also proud to have been a mentor and teacher for multiple medical students, medical oncology fellows, graduate students, and post-doctoral fellows.

Douglas G. Watson, 63, has been a member of our Board since April 2002 and was appointed Vice Chairman of our Board and Lead Director in March 2005. Mr. Watson is the founder and Chief Executive Officer of Pittencrieff Glen Associates, a leadership and management-consulting firm. Prior to taking early retirement in 1999, Mr. Watson spent 33 years with Geigy/Ciba-Geigy/Novartis, during which time he held a variety of positions in the United Kingdom, Switzerland and the United States. From 1986 to 1996, he was President of Ciba U.S. Pharmaceuticals Division, and in 1996 he was appointed President & Chief Executive Officer of Ciba-Geigy Corporation. During this ten-year period, Mr. Watson was an active member of the Pharmaceutical Research & Manufacturers Association board in Washington, DC. Mr. Watson became President & Chief Executive Officer of Novartis Corporation in 1997 when the merger of Ciba-Geigy & Sandoz was approved by the Federal Trade Commission. Mr. Watson is currently Chairman of the Board of OraSure Technologies Inc., and Chairman of the Board of Javelin Pharmaceuticals Inc. He also serves on the boards of Dendreon Corporation and BioMimetic Therapeutics Inc.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Martin J. Driscoll, Christopher P. Parios and Douglas G. Watson. Mr. Driscoll serves as Chairman of this Committee. Each member of the Audit Committee is independent as defined under NASDAQ rules. The Board has also determined that Mr. Watson fulfills the Securities and Exchange Commission (SEC) criteria as an audit committee financial expert. Pursuant to the Audit Committee’s charter adopted by the Board, the purposes of the Audit Committee include reviewing the procedures and results of our external auditing functions, providing a direct communication link to the Board from our external auditing staff and our Chief Financial Officer and helping assure the quality of our financial reporting and control systems. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm that examines our financial statements. A copy of this committee’s charter is available on our website at www.genta.com.

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

To our knowledge based solely on a review of the copies of such reports furnished to us and the reporting persons’ representations to us that no other reports were required during the year ended December 31, 2007, our directors and officers complied with their respective filing requirements under Section 16(a) on a timely basis, with the following exceptions: W. Lloyd Sanders filed a Form 4 on January 17, 2007 to report the grant of stock options on January 12, 2007, Richard J. Moran filed a Form 4 on September 21, 2007 to report the grant of restricted stock units on September 27, 2007 and W. Lloyd Sanders filed a Form 4 on April 15, 2008 to report the January 3, 2007 transfer of 53 shares that were formerly jointly owned by Mr. Sanders and Mr. Sanders’ daughter to be solely owned by Mr. Sanders’ daughter and to report the transfer of 51 shares that were formerly jointly owned by Mr. Sanders and Mr. Sanders’ son to be solely owned by Mr. Sanders’ son.

Information about our Executive Officers

Our executive officers are:

Raymond P. Warrell, Jr., M.D., 58, has been our Chief Executive Officer and a member of our Board since December 1999 and our Chairman since January 2001. From December 1999 to May 2003, he was also our President. From 1978 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., which developed Trisenox®, a drug for the treatment of acute promyelocytic leukemia, which is now marketed by Cephalon, Inc. Dr. Warrell holds or has filed numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in tumor-related diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the FDA. He obtained a B.S. in Chemistry from Emory University, a M.D. from the Medical College of Georgia, and a M.B.A. from Columbia University Graduate School of Business. Dr. Warrell is married to Dr. Loretta M. Itri, President, Pharmaceutical Development and Chief Medical Officer of Genta.

Richard J. Moran, CPA, 61, became our Senior Vice President and Chief Financial Officer in September 2005 and retired in February 2008. Mr. Moran brought extensive and diversified finance experience from a long career with Johnson & Johnson (J&J) and several of its operating companies. He served as Chief Financial Officer, Vice President Finance, and member of the U.S.A. Board of Ortho Biotech from 1995 until 2002, and from 2000 to 2002 he assumed additional finance responsibility for the Ortho Biotech Worldwide Board. In that role, he was responsible for planning, preparation, management, compliance and controls of the accounting and financial activities of this $4.4 billion global business unit. From 2002 until his retirement in 2004, he served as Director at J&J’s Corporate Headquarters, where he was charged with strategic development and implementation of Sarbanes-Oxley Section 404 compliance requirements at more than 350 worldwide locations with $45 billion in annual sales. Mr. Moran previously served as Finance Group Controller for J&J’s International Cilag, Ortho Pharmaceuticals, McNeil Pharmaceuticals (ICOM) Group from 1989 to 1994 during the launch of Eprex® in 50 countries and Procrit® in the U.S., and he served as a Board member for both Cilag Europe and the ICOM Group. From 1983 to 1988, Mr. Moran was a Director of J&J’s Corporate Internal Audit Department. Mr. Moran is a member of the New Jersey Society of Certified Public Accountants, the American Institute of Certified Public Accountants, and has served as Chairman of the Board and Treasurer of the American Red Cross of Somerset County, NJ. Mr. Moran retired from Genta effective February 29, 2008.

Gary Siegel, 50, joined Genta in May 2003 as Director, Financial Services, was appointed Senior Director, Financial Services in April 2004 and was appointed Vice President, Finance in September 2007. During his tenure at Genta, Mr. Siegel has been accountable for the day-to-day accounting and financial operations of the Company including public and management reporting, treasury operations, planning, financial controls and compliance. Mr. Siegel became an executive officer of the Company and assumed the role of interim Principal Accounting Officer, interim Principal Financial Officer and interim Corporate Secretary, effective February 29, 2008, while the Company searches for Mr. Moran’s successor. Prior to joining Genta, he worked for two years at Geller & Company, a private consulting firm, where he led the management reporting for a multi-billion dollar client. His twenty-two years of experience in the pharmaceutical industry include leadership roles at Warner-Lambert Company and Pfizer Inc., where he held positions of progressively increasing levels of responsibility including Director, Corporate Finance and Director, Financial Planning & Reporting.

W. Lloyd Sanders, 47, assumed the position of Senior Vice President and Chief Operating Officer in March 2008. He had been our Senior Vice President, Commercial Operations since October 2006, prior to which he was Vice President, Sales and Marketing. Mr. Sanders joined Genta in January 2006. He has twenty years of experience in the pharmaceutical industry. Prior to joining Genta, Mr. Sanders was associated with Sanofi-Synthelabo, and subsequently Sanofi-Aventis. He most recently served as Vice-President, Oncology Sales, for the combined companies. In that role, he had key product sales responsibility for Eloxatin® (oxaliplatin), Taxotere® (docetaxel), Anzemet® (dolasetron mesylate), and ELITEK® (rasburicase). He led the successful restructuring, integration, deployment, strategic development, and tactical execution of the merged companies’ sales forces. He was responsible for national account GPO contracting strategy and negotiations, and he shared responsibility for oncology sales training and sales operations. At Sanofi, he led the 110-member team that achieved record sales for an oncology product launch with Eloxatin®. From 1987 until 2002, Mr. Sanders held positions of progressively increasing levels of responsibility at Pharmacia, Inc. (now Pfizer), most recently as Oncology Sales Director, West/East. Mr. Sanders holds a Bachelor of Business Administration from Memphis State University.

Loretta M. Itri, M.D., F.A.C.P., 58, has been our President, Pharmaceutical Development and Chief Medical Officer since May 2003, prior to which she was Executive Vice President, Pharmaceutical Research and Development and Chief Medical Officer. Dr. Itri joined Genta in March 2001. Previously, Dr. Itri was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company. As the senior clinical leader at Ortho Biotech and previously at J&J’s R.W. Johnson Pharmaceutical Research Institute (PRI), she led the clinical teams responsible for NDA approvals for Procrit® (epoetin alpha), that company’s largest single product. She had similar leadership responsibilities for the approvals of Leustatin®, Renova®, Topamax®, Levaquin®, and Ultram®. Prior to joining J&J, Dr. Itri was associated with Hoffmann-La Roche, most recently as Assistant Vice President and Senior Director of Clinical Investigations, where she was responsible for all phases of clinical development programs in immunology, infectious diseases, antivirals, AIDS, hematology and oncology. Under her leadership in the areas of recombinant proteins, cytotoxic drugs and differentiation agents, the first successful Product License Application (PLA) for any interferon product (Roferon-A®; interferon alfa) was compiled. Dr. Itri is married to Dr. Warrell, our Chief Executive Officer and Chairman.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee, also referred to herein as the Committee, of the Board of Directors has responsibility for overseeing our compensation and benefit policies, evaluating senior executive performance, and determining compensation for our senior executives, including our executive officers. The Committee ensures that the total compensation paid to executive officers is fair, reasonable and competitive.

The individuals who serve as our Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) during 2007, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “executive officers”.

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

Role of Executive Officers in the Compensation Decisions

The Committee makes all compensation decisions regarding the compensation of our executive officers. The CEO reviews the performance of our executive officers and except for the President, Pharmaceutical Development & Chief Medical Officer (President), who is the spouse of the CEO, the CEO makes recommendations to the Committee based on these reviews, including salary adjustments, variable cash awards and equity awards. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives. With respect to the President, the Committee in its sole discretion determines the amount of any adjustments or awards.

Establishing Executive Compensation

Compensation levels for our executive officers are determined through comparisons with other companies in the biotechnology and pharmaceutical industries, including companies with which we compete for personnel. To determine external competitiveness practices relevant to the executive officers, we review data from two industry surveys of executive compensation: Radford Biotechnology Compensation Survey and Organization Resources Counselors (collectively, External Market Data). In addition, in 2007 the Committee retained Towers Perrin, a leading compensation consultant with expertise in biopharmaceutical industry compensation practices, to assist in its analysis of executive compensation. Towers Perrin provided a third-party perspective based on their extensive knowledge of the industry and they advised the Committee of developments in the design of compensation programs and provided benchmarks against which we compare our total compensation packages. Towers Perrin conducted a peer group analysis in order to weigh the competitiveness of the Company’s overall compensation arrangements in relation to comparable biopharmaceutical companies. The peer companies were: Allos Therapeutics, Ariad Pharmaceuticals, Avalon Pharmaceuticals, Cell Genesys, Cell Therapeutics, Favrille, Hana Biosciences, Introgen Therapeutics, NeoPharm, Pharmacyclics, Poniard Pharmaceuticals, Spectrum Pharmaceuticals, Telik and Vion Pharmaceuticals. These companies were selected for the peer group because, like Genta, they were oncology focused, public pharmaceutical companies with products in mid to late-stage development.

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

Other Factors Considered in Establishing 2007 Compensation for Executive Officers

Our potential products are in various stages of research and development and limited revenues have as yet been generated from product sales. As a result, the use of traditional performance standards, such as corporate profitability, is not believed to be appropriate in the evaluation of the performance of us or our individual executives. The compensation of our executive officers is based, in substantial part, on industry compensation practices, trends noted (in the External Market Data, peer group analysis and by Towers Perrin), as well as the extent to which business and the individual executive officers’ objectives are achieved. Such objectives are established and modified as necessary to reflect changes in market conditions and other factors. Individual performance is measured by reviewing whether these objectives have been achieved.

Among the significant business objectives achieved during 2007 were initiation of the new Phase 3 AGENDA trial of Genasense® in patients with advanced melanoma; initiation of a first clinical trial with a new oral drug (G4544) to treat bone disease; execution of a supply and distribution agreement with IDIS Limited, whereby IDIS will distribute Ganite® and Genasense® on a “named patient” basis and completion of a common stock offering raising gross proceeds of approximately $11 million.

The milestones described above enabled continued progress towards the commercialization and development of Genasense® and small molecule therapy, and were considered carefully in evaluating executive performance and making determinations regarding executive compensation. Notably, however, three significant factors warranted very substantial weight in evaluating our business performance and in making executive compensation decisions. These factors were: 1) our receipt from the European Medicines Agency’s Committee for Medicinal Products for Human Use of a negative opinion regarding our Marketing Authorization Application for the use of Genasense® plus chemotherapy for treatment of patients with advanced melanoma; 2) our receipt from the Food and Drug Administration (FDA) of notice that they had declined the Company’s initial appeal of the non-approvable notice from the FDA for the New Drug Application for the use of Genasense® plus chemotherapy in patients with chronic lymphocytic leukemia; and 3) our inability to raise additional operating capital before the close of the fiscal year.

The Committee reviewed peer analysis data, the compensation history of each executive officer including their annual salary, cash incentive bonus and stock option awards. During the Committee’s year-end 2007 meeting, the CEO, Dr. Warrell, recommended that due to the Company’s failure to meet critical business and financial objectives (as described above) that there not be any annual salary increases and that there be no payment of any incentive bonuses for executives and all other employees. Following discussion, the Committee approved Dr. Warrell’s recommendation. The Committee had previously determined in September 2007 that there would be no year-end stock option grants for the executive officers and the general employee population. See the section below marked “September 2007 Retention Stock Option Grants” for a further explanation of the decision to not grant stock option awards based on 2007 performance.

Due to the Company’s depressed stock price, the equity-based long-term incentive compensation and total compensation level (annual salary, incentive bonus and equity based compensation) for each of the executive officers was below the median (50th percentile). In general, however, the Committee believes that executive compensation levels are otherwise reasonably competitive with companies in the biotechnology and pharmaceutical industries when taking into account: geographic location, relative company size, stage of development, individual responsibilities and experience, as well as individual and overall corporate performance.

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

Annual Salary

We pay an annual salary to our employees and the executive officers as consideration for fulfillment of certain roles and responsibilities. Changes in annual salaries for executive officers, if any, are generally effective at the beginning of each year. As noted above, there were no annual salary increases for 2008.

Determining Annual Salary

Increases to annual salary reflect a reward and recognition for successfully fulfilling the position’s role and responsibilities, the incremental value of the experience, knowledge, expertise and skills the individual acquires and develops during employment with us and adjustments as appropriate based on external competitiveness and internal equity. Prevailing competitive market practices guide the percentage increases to annual salary. Although the External Market Data indicated that the trend for annual salary increases effective in 2008 was approximately 4%, as noted above, there were no salary increases made for the executive officers or any other employees due to the performance of the Company in 2007. Notably, there was a 15% reduction to Dr. Warrell’s base salary from $480,000 to $408,000 effective January 1, 2008. This reduction was agreed to by the Committee and Dr. Warrell as part of the negotiation that occurred in 2007 related to Dr. Warrell’s amended 2006 employment agreement. The rationale for this reduction was that the Company had yet to achieve critical business and financial objectives and this had to be reflected in the terms of Dr. Warrell’s amended 2006 employment agreement. The 2008 annual salaries for Dr. Itri, Mr. Moran, Mr. Siegel and Mr. Sanders are $467,500, $320,000, $210,000 and $285,000, respectively. In order to conserve cash, on April 17, 2008, Drs. Warrell and Itri agreed to indefinitely defer the cash portions of their salaries, at least until the Company has raised additional capital. These agreements may be rescinded by Drs. Warrell and Itri at their discretion, and the cash amounts due them shall be accrued for by the Company.

Cash Incentive Bonus Program

Typically, we award cash incentive bonuses to employees, including the executive officers, as a reward and recognition for contributing to our achievement of specific annual business objectives. All employees are eligible for a form of cash incentive bonus, although payment of a cash incentive bonus is made at an individual level each year contingent upon overall performance of the company. However, as described under the section “Other Factors Considered in Establishing 2007 Compensation for Executive Officers”, the business performance of the Company was insufficient in 2007 to warrant cash incentive bonuses to executive officers and all other employees; consequently no cash incentive bonuses were paid.

Determining the 2007 Cash Incentive Bonus Program Target

The target for the cash incentive bonus program award for the CEO (forty percent of annual salary) and the President (thirty percent of annual salary) is based on the terms of their employment agreements as described below and the Committee determines the annual target for the other executive officers each year based on external competitiveness and internal equity. Based on the External Market Data, the target amounts for executive officers who were Senior Vice Presidents and Vice Presidents were established at thirty percent and twenty-five percent of annual salary, respectively. As noted above, there were no cash bonuses paid to any of the executive officers for 2007 performance.

Equity-Based Compensation

We grant equity-based compensation to employees, including executive officers, to attract, motivate, engage and retain highly qualified and highly sought-after employees. We grant stock options on a broad basis to encourage all employees to work with a long-term view. Stock options are inherently performance-based because they deliver value to the option holder only if the value of our stock increases. Thus, stock options are a potential reward for long-term value creation and serve as an incentive for employees who remain with us to contribute to the overall long-term success of the business.

September 2007 Retention Stock Option Grants

In July 2007 the Company completed a 1:6 reverse stock split in an attempt to increase the per share trading value of our common stock in order to maintain our listing on the NASDAQ Global Market. NASDAQ Global Market listing rules require that a Company’s stock have a $1.00 minimum closing bid price. The reverse split resulted in an adjustment of all previous stock option awards issued to executives and all other employees, whereby the number of options held was reduced by a factor of six, and the exercise price of the option was multiplied by a factor of six. Subsequent to the 1:6 reverse stock split there was a significant decline in our stock price. As a result, of the reverse stock split and the declining stock price, management believed that the incentive value of the previous stock option awards was insufficient to retain our executive officers and other employees. Following careful analysis which included: 1) a review of market trends, including consultation with Aon Radford Consulting (a nationally recognized compensation consulting firm with specific expertise in dealing with the equity issues of biopharmaceutical companies); 2) consideration of the fact that the 1998 Plan would be expiring in 2008; and 3) the determination that the commitment and motivation of our workforce would be vital to ongoing efforts to commercialize Genasense® and achieve other corporate objectives, management recommended to the Committee that new stock option grants be issued to executive officers and all employees under a new 2007 Plan. The Committee then retained their own independent compensation consulting firm, Towers Perrin, to evaluate management’s recommendation and advise the Committee. Following two discussions with Towers Perrin to review their findings and further discussions between the Committee and management, the Committee approved the 2007 Stock Incentive Plan, contingent upon shareholder approval in 2008, and approved stock option grants for four of the five executive officers and all other employees, all of which are subject to shareholder approval.

The stock option plan is subject to continued review by the Board of Directors and must be approved by the stockholders. The Board may, at its discretion, change the Plan prior to seeking stockholder approval.

In conjunction with the amendment and restatement of his 2006 employment agreement, Dr. Warrell received a stock option grant of 2,400,000 shares at $1.39 per share. Mr. Sanders and Mr. Siegel received stock option grants of 300,000 and 175,000 shares, respectively, at $1.39 per share. Dr. Itri received a stock option grant of 500,000 shares at $1.42 per share. Due to very specific and critical financial objectives, in lieu of a stock option grant, Mr. Moran received a grant of 60,000 restricted stock units from the 1998 Plan, whose vesting was contingent upon achievement of certain financial transactions and satisfactory completion of certain financial and accounting services. Due to certain financial transactions not being achieved, 40,000 of the 60,000 restricted stock units granted to Mr. Moran failed to vest and were cancelled. The remaining 20,000 restricted stock units may still vest upon satisfactory completion of certain financial and accounting services through July 31, 2008, during which time Mr. Moran will be providing consulting services to the Company.

Acquisition Bonus Plan

The 2007 Plan is subject to shareholder approval, which is presently anticipated to occur no earlier than June 2008. Consequently, management recognized that until there was shareholder approval, the risk of a potential change in control fully mitigated the retention value of the stock option awards described above. Therefore, in order to assure retention of our executive officers and other employees prior to the anticipated shareholder approval of the September 2007 stock option awards, concurrent with approving the 2007 Plan on September 17, 2007, the Committee also approved an Acquisition Bonus Plan, which was also approved by the Board of Directors. Under the program, participants are eligible to share in a portion of the proceeds realized from a change in control of the Company that occurs prior to the earlier of (i) December 31, 2008 or (ii) the approval by our shareholders of the 2007 Plan. On September 27, 2007, executive officers and employees were granted a number of units in the Acquisition Bonus Plan that corresponded to the number of shares granted to them under the September 2007 retention stock option grants, with the intent of providing an incentive value under the Acquisition Bonus Plan that was similar to the incentive value of the stock option grants, once the 2007 Plan was approved by shareholders. Dr Warrell, Mr. Sanders and Mr. Siegel received 2,400,000, 300,000 and 175,000 units, respectively with a unit value of $1.39, and Dr. Itri received 500,000 units with a unit value of $1.42. To assure there were was no duplication of benefits derived from the 2007 Plan and the Acquisition Bonus Plan, all shares issued under the 2007 Plan terminate and cease to be outstanding in the event the participant becomes entitled to receive a payment under the Acquisition Bonus Plan. As noted above, Mr. Moran did not receive a stock option award, and instead received restricted stock units under the 1998 Plan; therefore, he was not a recipient of an award under the Acquisition Bonus Plan.

Determining The September 2007 Retention Stock Option Grants

In making the decision to make 2007 retention stock option grants to executive officers, the Committee took into consideration External Market Data, sought advice from their independent consultant, Towers Perrin, and considered the relative importance of retaining the existing executive officers. Among the factors considered in determining the number of shares issued to each executive was the Tower’s Perrin peer group analysis finding that both the long-term incentive value and total compensation value of each executive’s total compensation was significantly below the median (or 50th percentile). The Committee also considered that the award value of the initial grants made to the executive officers at the time they were hired and all subsequent grants made based on annual performance no longer had any incentive value because those awards had post-reverse split strike prices significantly above the current market value of our common stock. The size of the stock option awards made to executive officers in September 2007 were based on the Committee’s determination that the award should be at least equivalent to the size of an award that would be necessary to recruit a comparable individual to replace the executive officer. Coincident with making the retention grants, the Committee considered whether or not there should be year-end 2007 performance based equity grants, which would ordinarily be granted in January 2008. However, based on the fact that the September 2007 retention stock option grants were larger than typical year-end grants and the proximity in time of the September 2007 retention stock option grants to any potential January 2008 awards (only four months), the Committee determined that, irrespective of individual or corporate performance, there would be no 2007 year-end equity-based compensation for executive officers and all other employees and advised them of that fact in September 2007.

Determining The Timing And Exercise Price Of Equity-Based Compensation

We have a longstanding practice, since January 2002, of having the exercise price of a stock option grant coincide with the closing price of our stock on the NASDAQ on the date of the grant. This practice is intended to avoid a situation in which a stock option grant is issued at an exercise price below the fair market value of our stock on the date of the grant. In years in which we issue performance-based grants, our practice has been to make grants to employees and our executive officers during the month of January; however, as stated above, no grants were made in January 2008.

Regarding the September 2007 executive officer retention grants, in order to assure that there would be no perception that one of our executive’s stock option grants was delayed to achieve a more favorable exercise price, the Committee prospectively determined that for any grants made to executives, the exercise price of the executive’s stock option grant would be at the higher of the closing price of our stock on the date of the grant or the exercise price of the retention stock option grants issued to all other employees.

During August and September 2007, the Committee met on multiple occasions to discuss the proposed September 2007 equity retention program. In order to focus their discussions, they determined that decisions about awards for Dr. Warrell, Dr. Itri and Mr. Moran would be made separately from the decisions made regarding the remaining executive officers and all other employees. The September 2007 retention stock option grants were issued on the same dates that the Committee approved the grants. The grants were approved for Mr. Sanders and Mr. Siegel on September 17, 2007; consequently their grants were dated September 17, 2007 and the exercise price of $1.39 per share corresponded with the closing price of the Company’s stock on the NASDAQ on September 17, 2007. Dr. Warrell’s grant was approved on September 20, 2007; consequently his grant was dated September 20, 2007. However, since on September 20, 2007, the closing price of our stock on the NASDAQ was $1.35 per share, in accordance with the Committee’s terms for the grant (as noted above), the exercise price of Dr. Warrell’s grant was set at $1.39 per share, which corresponded with the higher exercise price that other executives and all other employees received for their September 17, 2007 grants. Dr. Itri’s grant was approved on September 21, 2007; consequently her grant was dated September 21, 2007. On September 21, 2007, the closing price of Genta’s stock on the NASDAQ was $1.42 per share, so the exercise price of Dr. Itri’s grant was set at $1.42 per share. The Committee made a determination regarding an equity award for Mr. Moran on September 21, 2007; in lieu of a stock option award, he received restricted stock units from the 1998 Stock Incentive Plan on September 21, 2007.

Option Grant Date Coordination With The Release Of Material Non-Public Information

We established the date of the Committee meetings and grant dates in accordance with our policy, and do not determine these dates based on knowledge of material non-public information or in response to our stock price.

Retirement Benefits

All employees are eligible to participate in the Genta Incorporated Savings & Retirement Plan, (Savings Plan). This is a tax-qualified retirement savings plan, which allows contributions by the employee of the lesser of 50% of their annual salary or the limit prescribed by the Internal Revenue Service to the Savings Plan on a before-tax basis. We will match 100% of the first 4% of pay that is contributed to the Savings Plan and 50% of the next 2% of pay contributed. All contributions to the Savings Plan as well as any matching contributions are fully vested upon contribution. We provide retirement benefits because retirement benefits are an integral part of employee benefit programs within the biotechnology and pharmaceutical industry.

Perquisites

Excluding our CEO and President, both of whom have employment agreements that describe any perquisites that are part of their compensation and are described below, none of our executive officers have perquisites in excess of $10,000 in annual value.

Severance Benefits

We have adopted a severance pay program for nearly all of our employees, including executive officers, except for Drs. Itri and Warrell, who are eligible for severance benefits under the terms of their employment agreements as described below. The severance pay program is intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored workforce reduction or a change in control of our company. In addition, for executives, the program is intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other of our constituents without undue concern over whether the transactions may jeopardize the executive’s own employment.

These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly-situated officers and in a manner we believe is likely to attract and retain high quality executive talent.

Although there are some differences in the benefit levels depending on the employee’s job level, the basic elements are comparable for all employees, except for Drs. Itri and Warrell as noted above:

•

Double trigger. Unlike “single trigger” plans that pay out immediately upon a change in control, Genta’s severance pay program requires a “double trigger” – a change in control followed by an involuntary loss of employment within one year thereafter. This is consistent with the purpose of the program, which is to provide employees with financial protection upon loss of employment.

•

Covered terminations. Employees may be eligible for payments, if there is either a workforce reduction or if within one year of a change in control, their employment is terminated without cause by the Company.

•	Severance payment. Subject to signing a release, eligible terminated employees may receive severance ranging from up to twelve weeks to up to twenty-four weeks of base salary.
•	Benefit continuation. Subject to signing a release, basic health and dental insurance may be continued for up to four months following termination of employment.
•	Accelerated vesting of equity awards. Upon a change in control, any unvested equity awards become vested.

Potential Payments Upon a Reduction in Force or Change in Control

Drs. Itri’s and Warrell’s eligibility for severance payments are described below, and the remaining executive officers are also eligible for certain payments in the event of their termination. In the event of their termination as a result of a reduction in force or change in control, Mr. Sanders and Mr. Siegel are eligible for up to twenty-four weeks of severance paid on a bi-weekly basis equal to $131,538 and $96,923, respectively. Mr. Sanders and Mr. Siegel are also eligible to continue their health/dental benefits at the Company’s expense for up to four months, with an estimated value of $7,116 and $7,116, respectively.

Deductibility of Executive Compensation

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 paid to an individual. For 2007, the total amount of compensation paid by us should be deductible and not affected by the Section 162(m) limitation.

2008 Objectives and Executive Compensation Guidelines

Our business objectives for 2008 include: completing enrollment of the phase 3 AGENDA trial of Genasense® in patients with advanced melanoma; obtaining a lifting of the clinical hold on our newly licensed oral taxane, tesetaxel, a late Phase 2 oncology product; and ongoing financing and business development activities that will further the development and commercialization of our products. At present, the 2008 compensation guidelines are comparable to the 2007 guidelines with respect to the following: components of compensation; anticipated salary adjustments; cash incentive bonus targets and equity-based compensation. The Committee will make adjustments if necessary based on their assessment of a variety of factors including: industry trends; competitive market data; business objectives and corporate performance.

Summary Compensation Table

The following table sets forth certain information regarding compensation earned by or paid to our Chief Executive Officer, Chief Financial Officer and other executive officers (collectively, the “named executive officers”) during the years ended December 31, 2007 and 2006, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Raymond P. Warrell, Jr., M.D.
Chairman and	2007	480,000	—	—	1,139,940	—	—	41,096	(3)	1,661,036
Chief Executive Officer	2006	460,000	—	—	2,743,824	50,000	—	40,462	(3)	3,294,286
Richard J. Moran
Senior Vice President, Chief
Financial Officer and	2007	320,000	—	10,463	29,100	—	—	17,261	(4)	376,824
Corporate Secretary	2006	304,500	—	—	35,900	100,000	—	11,000	(4)	451,400
Gary Siegel
Vice President, Finance	2007	196,846	—	—	32,007	—	—	11,250	(5)	240,103
	2006	183,750	—	—	46,778	66,500	—	11,000	(5)	308,028
Loretta M. Itri, M.D.
President, Pharmaceutical
Development and Chief	2007	467,500	—	—	459,201	—	—	21,836	(6)	948,537
Medical Officer	2006	445,200	—	—	979,852	—	—	19,848	(6)	1,444,980
W. Lloyd Sanders
Senior Vice President and	2007	285,000	—	—	39,100	—	—	40,405	(7)	364,505
Chief Operating Officer	2006	245,000	—	—	36,250	78,000	—	33,579	(7)	392,829
(1)

The amounts reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2007 and December 31, 2006, respectively, in accordance with FAS 123(R). These figures include amounts from awards granted in 2003, 2004, 2005, 2006 and 2007. Assumptions used in the calculations of these amounts for the years ended December 31, 2005, 2006 and 2007, respectively, are in Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurance that the FAS 123(R) amounts will be realized.

(2)	As described above, no payments were made for 2007 performance under our cash incentive bonus program.
(3)

All other compensation for 2007 includes $6,000 for auto allowance, $13,419 for long-term disability, (including $4,641 for income tax gross-up), $10,427 for life insurance, (including $3,592 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $6,000 for auto allowance, $13,003 for long-term disability, (including 4,506 for income tax gross-up), $10,459 for life insurance (including $3,592 for income tax gross-up) and $11,000 Company match to the 401(k) Plan.

(4)

All other compensation for 2007 includes $6,011 for life insurance, (including $2,011 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $11,000 Company match to 401(k) Plan.

(5)	All other compensation for 2007 includes $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $11,000 Company match to the 401(k) Plan.
(6)

All other compensation for 2007 includes $6,770 for long-term disability (including $2,161 for income tax gross-up), $3,816 for life insurance (including $1,315 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $7,028 for long-term disability, (including $2,421 for income tax gross-up), $1,820 for life insurance, (including $627 for income tax gross-up) and $11,000 Company match to the 401(k) Plan.

(7)

All other compensation for 2007 includes $4,497 for long-term disability (including $1,235 for income tax gross-up), $24,658 relocation reimbursement (including $6,106 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $4,370 for long-term disability, (including $1,108 for income tax gross-up), $19,459 relocation reimbursement (including $4,914 for income tax gross -up) and $9,750 Company match to the 401(k) Plan.

Grants of Plan-Based Awards

The table below supplements the Summary Compensation Table with details regarding 2007 plan-based awards, all of which have been granted as of their respective grant date below. There are no future payments pending based on 2007 performance or compensation plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (# shares)	Target (# shares)	Maximum (# shares)	Units (#)(3)	Options (#)(4)	Awards ($/sh)	Awards ($)
Dr. Warrell	9/20/07	0	192,000	288,000	0	150,000	225,000	0	2,400,000	1.39	(5)
Mr. Moran	9/21/07	0	96,000	128,000	0	30,000	40,000	60,000	0	—	85,200
Mr. Siegel	9/17/07	0	52,500	73,500	0	20,000	30,000	0	175,000	1.39	(5)
Dr. Itri	9/21/07	0	140,250	233,750	0	30,000	50,000	0	500,000	1.42	(5)
Mr. Sanders	9/17/07	0	85,500	114,000	0	30,000	40,000	0	300,000	1.39	(5)
(1)

These columns show the range of payouts targeted for 2007 performance under the Genta Cash Incentive Bonus Program which would ordinarily be paid in January 2008; however, there were no payments for 2007 performance.

(2)	These columns show the range of stock option awards targeted for 2007 performance under the 1998 Plan. For 2007, there were no awards for 2007 performance.
(3)

This column shows the number of restricted stock units awarded in 2007 under the 1998 Plan as part of the retention program. See the section labeled “September 2007 Retention Stock Option Grants” for an explanation of this award.

(4)

This column shows the number of stock options awarded in September 2007 as part of the retention program under the 2007 Plan, which is contingent upon shareholder approval. See the section labeled “September 2007 Retention Stock Option Grants” for an explanation of this award.

(5)

We have not recognized compensation expense for grants of stock options awarded in September 2007 as part of the retention program. This is because the grants of these options under the 2007 Plan is contingent upon shareholder approval. As such, a grant date as defined in FAS 123(R) has not occurred.

Outstanding Equity Awards as of December 31, 2007

	Option Awards							Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable		Number Of Securities Underlying Unexercised Options (#) Unexercisable		Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Warrell	529,251		—		—	16.01	10/27/09	—	—	—	—
	132,313		—		—	16.01	02/14/10	—	—	—	—
	50,000		—		—	47.81	01/01/11	—	—	—	—
	50,000		—		—	82.20	01/25/12	—	—	—	—
	50,000		—		—	47.17	01/28/13	—	—	—	—
	—		166,667		—	59.28	05/16/13	—	—	—	—
	12,500		—		—	61.92	01/04/14	—	—	—	—
	18,750		6,250		—	9.72	01/28/15	—	—	—	—
	132,313		—		—	16.01	10/28/15	—	—	—	—
	18,750		18,750		—	12.30	01/23/16	—	—	—	—
	55,560		111,106		—	12.96	03/31/16	—	—	—	—
	4,167		12,500		—	2.74	01/12/07	—	—	—	—
	441,000	*	1,959,000	*	—	1.39	09/20/17	—	—	—	—

Mr. Moran	20,000		—		—	7.26	09/15/15	—	—	—	—
	833		834		—	12.30	01/23/16	—	—	—	—
	5,001		1,666		—	2.74	01/12/17	—	—	—	—
								20,000	8,000	—	—

Mr. Siegel	2,333		—		—	60.30	05/22/13	—	—	—	—
	1,167		—		—	61.92	01/04/14	—	—	—	—
	1,667		—		—	15.00	06/30/14	—	—	—	—
	1,250		417		—	9.72	01/07/15	—	—	—	—
	1,250		1,250		—	5.64	04/04/15	—	—	—	—
	833		834		—	5.40	04/15/15	—	—	—	—
	833		834		—	11.10	09/19/15	—	—	—	—
	833		834		—	12.30	01/23/16	—	—	—	—
	208		625		—	4.62	12/01/16	—	—	—	—
	500		1,500		—	2.74	01/12/17	—	—	—	—
	—		175,000	*	—	1.39	09/17/17	—	—	—	—

Dr. Itri	50,000		—		—	34.38	03/28/11	—	—	—	—
	6,667		—		—	82.20	01/25/12	—	—	—	—
	5,000		—		—	47.17	01/28/13	—	—	—	—
	—		50,000		—	71.70	08/05/13	—	—	—	—
	8,333		—		—	61.92	01/05/14	—	—	—	—
	3,750		1,250		—	9.72	01/07/15	—	—	—	—
	4,167		4,167		—	12.30	01/23/16	—	—	—	—
	14,351		68,982		—	9.54	07/27/16	—	—	—	—
	2,084		6,250		—	2.74	01/12/17	—	—	—	—
	—		500,000	*	—	1.42	09/21/17	—	—	—	—

Mr. Sanders	8,333		8,334		—	10.86	01/16/16	—	—	—	—
	1,250		3,750		—	2.74	01/12/17	—	—	—	—
	—		300,000	*	—	1.39	09/17/17	—	—	—	—

*

Stock options awarded in September 2007 as part of the retention program under the 2007 Plan, which is contingent upon shareholder approval. See the section labeled “September 2007 Retention Stock Option Grants” for an explanation of this award.

Option Exercises and Stock Vesting in Last Year

There were no exercises of options or vesting of stock by the named executive officers in the year ended December 31, 2007.

Employment Agreements

Employment Agreement with Raymond P. Warrell, Jr., M.D.

Pursuant to an employment agreement dated as of January 1, 2006 between Genta and Dr. Warrell that was subsequently amended and restated and signed effective November 30, 2007, hereinafter referred to as the amended 2006 employment agreement, Dr. Warrell continues to serve as our Chairman and Chief Executive Officer. The amended 2006 employment agreement has an initial term of three years ending on December 31, 2010 and provides for automatic extensions for additional one-year periods. Under the amended 2006 employment agreement, Dr. Warrell’s $480,000 annual base salary was reduced by 15% effective January 1, 2008; and he now receives a base salary of $408,000 per annum with annual percentage increases equal to at least the Consumer Price Index for the calendar year preceding the year of the increase. At the end of each calendar year, Dr. Warrell is eligible for a cash incentive bonus ranging from 0% to 60% of his annual base salary, subject to the achievement of agreed-upon goals and objectives.

Dr. Warrell received an initial option grant of 2,400,000 stock options under the 2007 Plan, subject to shareholder approval, on September 20, 2007 with an exercise price of $1.39, of which (a) 1,440,000 shares vest over a 40 month vesting schedule (360,000 shares on the date of grant, 1,053,000 shares in 40 equal monthly increments of 27,000 each commencing on October 1, 2007 and the final 27,000 shares on December 31, 2010) and (b) the remaining 960,000 shares vest upon our achievement of specified milestones relating to the Genasense® product or its substantial equivalent. These milestones include the following: (1) 480,000 shares will become exercisable on the date the Genasense® product receives approval for any first indication in the United States from the Food and Drug Administration (FDA) or any first indication in Europe from the European Medicines Agency (EMEA), (2) 480,000 shares will become exercisable on the date that the total fair market value of all common stock of the Company then outstanding first exceeds $350,000,000. Dr. Warrell is also entitled to receive annual stock options for the purchase of up to 225,000 shares of Common Stock, depending upon the achievement of agreed-upon goals and objectives. Such options will become fully exercisable upon a “Trigger Event” (i.e. the sale of Genasense® or our change in control). If a Trigger Event occurs during the term of the amended 2006 employment agreement or within 12 months thereafter, Dr. Warrell will be entitled to receive the stock option grants that he would have been entitled to receive in respect of the calendar year in which the Trigger Event occurs (assuming attainment of “target” levels of performance on all goals and objectives for the year), and such option will be fully vested and exercisable upon grant.

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

In the event Dr. Warrell’s employment is terminated, he will be eligible for certain benefits whose value has been estimated herein, but only to the extent that the benefit is not otherwise provided to employees on a non-discriminatory basis. In the event Dr. Warrell’s employment is terminated, he will be entitled to receive his accrued but unpaid base salary through his termination date, his accrued but unpaid expenses, a lump sum payment of his accrued vacation days (unless he is terminated by us for cause or he terminates his employment without good reason (both defined in the amended 2006 agreement)), his accrued but unpaid cash incentive bonus, a lump sum payment of his pro-rated cash incentive bonus for the year of his termination, valued up to $163,200, (unless he is terminated by us for cause or he terminates his employment without good reason), and any other benefits due him in accordance with applicable plans, programs or agreements. In addition to the benefits listed in the preceding sentence, in the event we terminate Dr. Warrell’s employment without cause or Dr. Warrell terminates his employment for good reason and he executes a release, Dr. Warrell will be entitled to receive the base salary he would have received during the twelve-month period following the date of termination, valued at $408,000, for a total potential payment of $571,200. If we terminate Dr. Warrell’s employment in anticipation of our change in control or, if either party terminates his employment upon a change in control or within thirteen months following a change in control, Dr. Warrell will instead receive a lump sum payment equal to two times his annual base salary, valued at $816,000 and two times his target bonus for the calendar year of termination, valued at $326,400, for a total potential payment of $1,142,000. Dr. Warrell will also receive immediate vesting of all stock options that vest solely as a result of his continued employment. Finally, if either party gives notice that they do not wish to extend the amended 2006 employment agreement, Dr. Warrell will be entitled to receive his accrued, but unpaid, base salary through his termination date; his accrued, but unpaid, expenses; a lump sum payment of his accrued vacation days; his accrued but unpaid cash incentive bonus; a lump sum payment of his pro-rated cash incentive bonus for the year of his termination, valued up to $163,200; and any other benefits due him in accordance with applicable plans, programs or agreements. If Dr. Warrell gives notice that he does not wish to extend his amended 2006 employment agreement, he will also receive immediate vesting of all stock options that would have vested during the 90 days following his termination date, if such stock options vest solely as a result of his continued employment. If we give notice that we do not wish to extend Dr. Warrell’s amended 2006 employment agreement, he will receive immediate vesting of all stock options that vest solely as a result of his continued employment.

Employment Agreement with Loretta M. Itri, M.D.

Pursuant to an employment agreement dated as of March 28, 2006 between Genta and Dr. Itri and signed on July 27, 2006, Dr. Itri continues to serve as our President, Pharmaceutical Development and Chief Medical Officer. The employment agreement had an initial term of three years, beginning March 28, 2006 and continuing through March 27, 2009 and provides for automatic extensions for additional one-year periods. The agreement provides for a base annual salary of $445,200, which may be reviewed annually for discretionary increases in a manner similar to our other senior executives and an annual cash incentive bonus ranging from 0% to 50% of her annual base salary to be paid if mutually agreed-upon goals and objectives are achieved for the year. Dr. Itri was also granted an incentive stock option to purchase 83,333 shares of our Common Stock at an exercise price of $9.54 per share, of which 33,333 shares become exercisable upon the first FDA approval of Genasense(, 33,333 shares become exercisable upon approval by the EMEA in Europe of Genasense( in any first indication and 16,666 shares become exercisable over a period of approximately 32 months from the grant date by means of i) an initial amount of 1,850 shares to be exercisable and vest on the Date of Grant, (ii) an additional amount of 14,344 shares in 31 equal monthly increments of 467 shares each, commencing on August 1, 2006 and continuing on the first day of each of the next successive 30 calendar months, and (iii) a final amount of 467 shares on March 1, 2009. The preceding reference to the number of shares granted takes into account the 1:6 reverse stock split in July 2007. We may also, from time to time, grant Dr. Itri additional stock options consistent with the stock option guidelines applicable to our other senior executives. Dr. Itri is entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. She is also entitled to receive supplemental life insurance and supplemental disability insurance. The aggregate amount of the benefits Dr. Itri may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code.

In the event Dr. Itri’s employment is terminated, she will be eligible for certain benefits whose value has been estimated herein, but only to the extent that the benefit is not otherwise provided to employees on a non-discriminatory basis. In the event Dr. Itri’s employment is terminated, she will be entitled to receive her accrued, but unpaid, base salary through her termination date; her accrued, but unpaid, expenses; her accrued vacation days; any earned but unpaid cash incentive bonus; and any other benefits due her in accordance with applicable plans, programs or agreements. In addition to the benefits listed in the preceding sentence, in the event we terminate Dr. Itri’s employment without good reason (as defined in the employment agreement), due to a change of control, or Dr. Itri terminates her employment for good reason (as defined in the employment agreement), and she executes a release, Dr. Itri will be entitled to receive a lump sum payment equal to her current annualized base salary, valued at $467,500 plus a pro-rated cash incentive bonus for the calendar year of termination, valued up to $140,250, for a total potential payment of $607,750, and each of her outstanding stock options will immediately vest to the extent vesting depends solely on her continued employment. Finally, if either party gives notice that the employment agreement will not be extended, Dr. Itri will be entitled to receive her accrued, but unpaid, base salary through her termination date; her accrued, but unpaid, expenses; her accrued vacation days; any earned, but unpaid, cash incentive bonus; a pro-rated cash incentive bonus for the year of her termination, valued up to $140,250, for a total potential payment of $607,750; and any other benefits due her in accordance with applicable plans, programs, or agreements. If we give notice that we do not wish to extend Dr. Itri’s employment agreement, she will also receive immediate vesting of all stock options that would have vested during the 90 days following her termination date, if such stock options would have vested solely as a result of her continued employment.

Compensation of Directors

Our non-employee directors receive $15,000 per year for their services. In addition, under our Non-Employee Directors’ 1998 Stock Option Plan, non-employee directors currently receive a grant of 4,000 stock options upon their initial election to the Board and thereafter receive an annual grant of 3,333 stock options coinciding with their annual election to the Board. Non-employee directors receive an additional $1,500 for each Board meeting attended in person or $750 for each Board meeting attended telephonically. Non-employee directors attending committee meetings receive $1,000 for each in-person meeting or $750 for each meeting attended telephonically. Non-employee directors receive $2,500 per day for Board or committee activities outside of normal activities. The Lead Director and each non-employee Chairperson of a Committee of the Board receive annual cash compensation of $5,000 and a grant of 833 stock options coinciding with their annual election to the Board.

The following table sets forth certain information regarding compensation earned by the following non-employee directors of the Company during the year ended December 31, 2007:

Name	Fees earned ($) (1)	Stock awards ($)	Option awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Martin J. Driscoll	$45,500	—	$15,879	—	—	—	$61,379
Betsy McCaughey, PhD. (3)	$18,750	—	$4,933	—	—	—	$23,683
Christopher P. Parios	$42,000	—	$13,413	—	—	—	$53,413
Daniel D. Von Hoff, M.D.	$26,500	—	$4,933	—	—	—	$31,433
Douglas G. Watson	$47,000	—	$7,399	—	—	—	$54,399
(1)	Reflects the dollar amount earned during 2007.
(2)

Reflects the dollar amount recognized for financial statement purposes for the year ended December 31, 2007, in accordance with FAS 123(R) and thus, includes amounts from awards granted prior to 2007. There can be no assurance that the FAS 123(R) amounts will be realized. As of December 31, 2007, each Director has the following number of options outstanding: Martin J. Driscoll: 13,165; Betsy McCaughey: 26,220; Christopher P. Parios: 10,666; Daniel D. Von Hoff: 34,442; Douglas G. Watson: 27,330.

(3)	Dr. McCaughey resigned from the Board, effective October 24, 2007.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, Mr. Watson, Mr. Driscoll and Mr. Parios, had any “interlock” relationship to report during our year ended December 31, 2007.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s management stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

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

Members of the Compensation Committee

Douglas G. Watson, Chairman Martin J. Driscoll Christopher P. Parios

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of April 25, 2008, certain information with respect to the beneficial ownership of our Common Stock (the only voting class outstanding), (i) by each director, (ii) by each of the named executive officers and (iii) by all officers and directors as a group. As of April 25, 2008, each share of Series A Preferred Stock was convertible at the option of the holder into approximately 2.3469 shares of Common Stock. Except as required by law or with respect to the creation or amendment of senior classes of Preferred Stock or creation of different series or classes of Common Stock, and in certain other instances, holders of Series A Preferred Stock do not have voting rights until such shares are converted into Common Stock. The conversion price and the numbers of shares of Common Stock issuable upon conversion of the Series A Preferred Stock may be adjusted in the future, based on the provisions in our Restated Certificate of Incorporation, as amended.

	Amount and Nature of Beneficial Ownership
Name and Address (1)	Number of Shares (2)		Percent of Class
Raymond P. Warrell, Jr., M.D.	1,586,219	(3)	4.1%
Loretta M. Itri, M.D.	111,018	(4)	*
Richard J. Moran	24,248	(5)	*
Gary Siegel	10,874	(6)	*
W. Lloyd Sanders	14,583	(7)	*
Martin J. Driscoll	14,332	(8)	*
Betsy McCaughey, PhD (9)	26,220	(6)	*
Christopher P. Parios	9,333	(6)	*
Daniel D. Von Hoff, M.D.	34,442	(6)	*
Douglas G. Watson	37,330	(10)	*
All Directors and Executive Officers as a group	1,868,599	(11)	5.1%
*	Less than one percent (1%).
(1)	The address of each named holder is in care of Genta Incorporated, 200 Connell Drive, Berkeley Heights, NJ 07922.
(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options exercisable within 60 days of April 25, 2008 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)

Consists of 91,615 shares of Common Stock and 1,494,604 shares of Common Stock issuable upon exercise of currently exercisable stock options, including 441,000 shares of Common Stock options awarded in September 2007 as part of the retention program under the 2007 Plan, which is contingent upon shareholder approval. Excludes 100,000 shares of Common Stock beneficially owned by Dr. Warrell’s wife, Dr. Itri. Dr. Warrell disclaims beneficial ownership of such shares.

(4)

Consists of 16,666 shares of Common Stock and 94,352 shares of Common Stock issuable upon exercise of currently exercisable stock options. Excludes 91,615 shares of Common Stock, beneficially owned by Dr. Itri’s husband, Dr. Warrell. Dr. Itri disclaims beneficial ownership of such shares.

(5)	Consists of 1,666 shares of Common Stock, 83 shares of Common Stock owned by Mr. Moran’s wife and 22,499 shares of Common Stock issuable upon exercise of currently exercisable stock options.
(6)	Consists of shares of Common Stock issuable upon the exercise of currently exercisable stock options.

(7)	Consists of 5,000 shares of Common Stock and 9,583 shares of Common Stock issuable upon exercise of currently exercisable stock options.
(8)	Consists of 2,500 shares of Common Stock and 11,832 shares of Common Stock issuable upon the exercise of currently exercisable stock options.
(9)	Dr. McCaughey resigned from the Board, effective October 24, 2007.
(10)	Consists of 10,000 shares of shares of Common Stock and 27,330 shares of Common Stock issuable upon the exercise of currently exercisable stock options.
(11)	Consists of 127,530 shares of Common Stock and 1,741,069 shares of Common Stock issuable upon the exercise of currently exercisable stock options.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of April 25, 2008 certain information with respect to the beneficial ownership of our Common Stock (the only voting class outstanding) by each person known to us to beneficially own more than five percent of our outstanding Common Stock.

Amount and Nature of Beneficial Ownership
Name and Address	Number of Shares	Percent of Class
None	—	—

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,268,272	$23.43	597,623
Equity compensation plans not approved by security holders *	5,413,000	1.39	3,087,000
Total	7,681,272	$7.89	3,684,623

*	2007 Stock Incentive Plan which is described above.

Item 13. Certain Relationships and Related Transactions and Director Independence

Dr. Daniel Von Hoff, one of Genta’s directors, holds the position of Senior Investigator and Director of Translational Research at the Translational Genomics Research Institute (TGen), which provides preclinical testing services under direction of and by contract to Genta. During 2006, TGen performed services for which it was compensated by Genta in the amount of approximately $249,000. The Company believes that the payment of these services was on terms no less favorable than would have otherwise been provided by an “unrelated” party. In the Board’s opinion, Dr. Von Hoff’s relationship with TGen will not interfere with Dr. Von Hoff’s exercise of independent judgment in carrying out his responsibilities as a Director of Genta.

Item 14. Principal Accounting Fees and Services

Fees for independent registered public accounting firm for years 2007 and 2006

Set forth below are the fees billed for services rendered by Deloitte & Touche LLP in 2007 and 2006:

	2007	2006
Audit fees	$333,500	$333,500
Audit-related fees	—	—
Total Audit & Audit-related fees	$333,500	$333,500
Tax fees	—	—
All other fees	—	—
Total fees	$333,500	$333,500

Audit fees consist of fees billed for services rendered for the audit of our financial statements, internal controls and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in 2007 or 2006.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in 2007 or 2006.

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

PART IV

Item 15. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genta Incorporated

/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RAYMOND P. WARRELL, JR., M.D.	Chairman and Chief Executive Officer and Director (principal executive officer)	April 29, 2008
Raymond P. Warrell, Jr., M.D.

/s/ GARY SIEGEL	Vice President, Finance (principal financial and accounting officer)	April 29, 2008
Gary Siegel

/s/ MARTIN J. DRISCOLL	Director	April 29, 2008
Martin J. Driscoll

/s/ CHRISTOPHER P. PARIOS	Director	April 29, 2008
Christopher P. Parios

/s/ DANIEL D. VON HOFF, M.D.	Director	April 29, 2008
Daniel D. Von Hoff, M.D.

/s/ DOUGLAS G. WATSON	Director	April 29, 2008
Douglas G. Watson

Exhibit Number	Description of Document	Sequentially Numbered Pages
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)