Form 10-Q
period 2008-03-31
GENTA INC DE/
filed 2008-05-08
CIK 880643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes    X            No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes                No    X

As of April 30, 2008, the registrant had 36,740,558 shares of common stock outstanding.

Genta Incorporated

GENTA INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value data)	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,109	$5,814
Marketable securities (Note 4)	—	1,999
Accounts receivable – net of allowances of $38 at March 31, 2008 and December 31, 2007, respectively	50	31
Inventory (Note 5)	200	225
Prepaid expenses and other current assets (Note 6)	18,751	19,170
Total current assets	23,110	27,239
Property and equipment, net	282	323
Other assets	1,744	1,731
Total assets	$25,136	$29,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 6)	$28,699	$25,850
Notes payable	190	512
Total current liabilities	28,889	26,362
Commitments and contingencies (Note 11)
Stockholders’ equity (Note 7):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at March 31, 2008 and December 31, 2007, respectively	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $.001 par value; 250,000 shares authorized, 36,741 and 30,621 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	37	31
Additional paid-in capital	444,155	441,159
Accumulated deficit	(447,945)	(438,288)
Accumulated other comprehensive income	—	29
Total stockholders’ equity	(3,753)	2,931
Total liabilities and stockholders’ equity	$25,136	$29,293

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Product sales - net	$117	$94
Cost of goods sold	25	22
Gross margin	92	72
Operating expenses:
Research and development	6,438	3,383
Selling, general and administrative	3,638	4,052
Provision for settlement of litigation, net (Note 6)	(260)	(1,560)
Total operating expenses	9,816	5,875
Other income/(expense):
Gain on maturity of marketable securities	31	8
Interest income, net	61	274
Interest expense	(25)	(84)
Total other income, net	67	198
Net loss	$(9,657)	$(5,605)
Net loss per basic and diluted share	$(0.29)	$(0.21)
Shares used in computing net loss per basic and diluted share	33,781	26,565

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007

Operating activities:
Net loss	$(9,657)	$(5,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	56
Share-based compensation (Note 9)	145	570
Gain on maturity of marketable securities	(31)	(8)
Provision for settlement of litigation, net (Note 6)	(260)	(1,560)
Changes in operating assets and liabilities:
Accounts receivable	(19)	17
Inventory (Note 5)	25	22
Prepaid expenses and other current assets	419	442
Accounts payable and accrued expenses	3,110	(3,743)
Other assets	(13)	(11)
Net cash used in operating activities	(6,240)	(9,820)
Investing activities:
Purchase of marketable securities (Note 4)	—	(13,900)
Maturities of marketable securities (Note 4)	2,000	10,000
Purchase of property and equipment		—
Net cash provided by (used in) investing activities	2,000	(3,900)
Financing activities:
Repayments of note payable	(322)	(385)
Issuance of common stock, net (Note 7)	2,857	10,090
Net cash provided by financing activities	2,535	9,705
Increase/(decrease) in cash and cash equivalents	(1,705)	(4,015)
Cash and cash equivalents at beginning of period	5,814	9,554
Cash and cash equivalents at end of period	$4,109	$5,539

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

The Company had $4.1 million of cash, cash equivalents and marketable securities on hand at March 31, 2008. On February 13, 2008, the Company sold 6.1 million shares of the Company’s common stock at a price of $0.50 per share, raising approximately $3.1 million, before estimated fees and expenses. Net cash used in operating activities during the three months ended March 31, 2008 was $6.2 million.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of March 31, 2008 have been considered in preparing the consolidated financial statements. Such financial statements include the accounts of the Company and all majority-owned subsidiaries. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the three months ended March 31, 2008 and continues to maintain a full valuation allowance against its net deferred tax assets.

The Company’s Federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. In March 2007, the Company received a formal assessment from the State of New Jersey for $712 thousand. As of March 31, 2008, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $234 thousand related to this assessment. The Company appealed this decision to the State and on February 13, 2008, the State notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment.

The Company recorded $18 thousand and $78 thousand in interest expense related to the State of New Jersey assessment during the three months ended March 31, 2008 and 2007, respectively.

Stock Options

Effective January 1, 2006, Genta adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), using the modified prospective transition method. Under the standard, all share-based payments including grants of employee stock options are recognized in the Consolidated Statement of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 8 and Note 9 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Net Loss Per Common Share

Net loss per common share for the three months ended March 31, 2008 and 2007, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 2.3 million and 2.1 million shares on March 31, 2008 and 2007, respectively, reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release is effective January 1, 2008. The impact of this standard on the consolidated financial statements did not have a material effect.

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. The Company is currently assessing the potential impacts of implementing this standard.

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The impact of this standard on the consolidated financial statements did not have a material effect.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, “Fair Value Measurements”. The impact of this standard on the consolidated financial statements did not have a material effect.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. The Company was required to adopt SFAS 157 beginning January 1, 2008. The impact of this standard on the consolidated financial statements did not have a material effect.

4. Marketable Securities

The Company did not have any marketable securities at March 31, 2008. At December 31, 2007, the carrying amounts of the Company’s marketable securities, which were securities of government-backed agencies, approximated fair value due to the short-term nature of these instruments. The fair value of available-for-sale marketable securities was as follows ($ thousands):

December 31, 2007
Cost	$1,970
Gross unrealized gains	29
Gross unrealized losses	—
Fair value	$1,999

The fair value of each marketable security was compared to its cost and therefore, an unrealized gain of approximately $29 thousand was recognized in accumulated other comprehensive income in the Company’s Consolidated Balance Sheets at December 31, 2007.

5. Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	March 31, 2008	December 31, 2007
Raw materials	$24	$24
Work in process	—	—
Finished goods	176	201
	$200	$225

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

6. Reduction in Liability for Legal Settlement

The Company reached an agreement to settle a class action litigation in consideration for issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class, (see Note 11 to the Consolidated Financial Statements). The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. At the end of the hearing, the Court indicated it was inclined to approve the settlement. A written decision on the final approval motion is expected. The Company has also entered into release and settlement agreements with its insurance carriers, pursuant to which insurance will cover the settlement fee and various costs incurred in connection with the action. Under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5,” the Company recorded an expense of $5.3 million, comprised of 2.0 million shares of the Company’s common stock valued at a market price of $2.64 on December 31, 2006. At December 31, 2007, the revised estimated value of the common shares portion of the litigation settlement was $1.0 million, based on a closing price of Genta’s common stock of $0.52 per share. At March 31, 2008, the revised estimated value of the common stock portion of the litigation settlement was $0.8 million, based on a closing price of Genta’s common stock of $0.39 per share, resulting in a reduction in the provision of $0.3 million. The amount of the liability will continue to be adjusted based on the market price of the Company’s stock until final approval of the settlement by the Court, at which time the value of the shares to be issued will be fixed. The liability for the settlement of litigation, originally recorded at $23.2 million at December 31, 2006, is measured at $18.8 million at March 31, 2008 and is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. An insurance receivable of $18.0 million is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.

7. Stockholders’ Equity

Common Stock

On February 13, 2008, the Company sold 6.1 million shares of the Company’s common stock at a price of $0.50 per share, raising approximately $3.1 million, before estimated fees and expenses.

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of March 31, 2008 and December 31, 2007, each share of Series A Preferred Stock was convertible into 2.8023 and 2.3469 shares of common stock, respectively. At March 31, 2008 and December 31, 2007, the Company had 7,700 shares of Series A Convertible Preferred Stock issued and outstanding.

8. Share-Based Compensation

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”) and Staff Accounting Bulletin 110 (“SAB 110”), using a “simplified” method. The Company will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. There were no option grants during the three months ended March 31, 2008. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the three months ended March 31, 2007:

Three Months Ended March 31, 2007
Expected volatility	102%
Expected dividends	—
Expected term (in years)	6.25
Risk-free rate	4.6%

Share-based compensation expense recognized for the three months ended March 31, 2008 and 2007, respectively, was comprised as follows:

	Three Months Ended March 31,
($ thousands, except per share data)	2008	2007
Research and development expenses	$44	$207
Selling, general and administrative	101	363
Total share-based compensation expense	$145	$570
Share-based compensation expense, per basic and diluted common share	$0.00	$0.02

9. Stock Option Plans

As of March 31, 2007, the Company has three share-based compensation plans, which are described below:

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

The following table summarizes the option activity under the 1998 Plan as of March 31, 2008 and changes during the quarter then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	2,155	$23.05
Granted	—	—
Exercised	—	—
Forfeited or expired	(10)	12.85
Outstanding at March 31, 2008	2,145	$23.10	4.9	$—
Vested and expected to vest at March 31, 2008	1,287	$23.10	4.9	$—
Exercisable at March 31, 2008	1,376	$23.76	3.3	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at March 31, 2008. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

As of March 31, 2008, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.2 years.

At March 31, 2008 and December 31, 2007, respectively, 20,000 Restricted Stock Units (RSUs) were outstanding. These RSUs vest on July 1, 2008 upon satisfactory provision of certain other financial and accounting services. The fair value of the grant, $28 thousand, based on a grant date fair value per share of $1.42, is being amortized evenly over the vesting period, resulting in compensation expense of approximately $9 thousand for the three months ended March 31, 2008.

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

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the option activity under the Directors’ Plan as of March 31, 2008 and changes during the quarter then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	113	$30.61
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2008	113	$30.61	6.1	$—
Vested and expected to vest at March 31, 2008	68	$30.61	6.1	$—
Exercisable at March 31, 2008	111	$31.18	6.1	$—

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at March 31, 2008. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

10. Comprehensive Loss

An analysis of comprehensive loss is presented below:

	Three Months Ended March 31,
($ in thousands)	2008	2007
Net loss	$(9,657)	$(5,605)
Change in market value of available-for-sale marketable securities	—	26
Total comprehensive loss	$(9,657)	$(5,579)

11. Commitments and Contingencies

Litigation and Potential Claims

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. At the end of the hearing, the Court indicated it was inclined to approve the settlement. A written decision on the final approval motion is expected.

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

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to the exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and on August 8, 2007, filed a request for production of documents. On January 4, 2008, the Court dismissed the complaint without prejudice due to Dr. Fingert’s failure to produce the requested discovery. Dr. Fingert filed a motion dated March 24, 2008 to reinstate the complaint, which was granted by the Court on April 11, 2008 at which time the Court adopted a discovery schedule that concludes in December 2008. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

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

12. Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

No interest or income taxes were paid for the three months ended March 31, 2008, and 2007, respectively.

13. Subsequent Event

On April 2, 2008, the Company announced that it had restructured certain of its operations to conserve cash and focus on its priority oncology development operations. The Company reduced its workforce by 16 people, or approximately 30%. In addition, the Company announced that it is now seeking buyers for Ganite®.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);
•	the safety and efficacy of the Company’s products;
•	the commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
•	the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;
•	the adequacy of the Company’s patents and proprietary rights;
•	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation; and
•	the other risks described under Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in this Form 10-Q.

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

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. We have had recurring annual operating losses since inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization. From our inception to March 31, 2008, we have incurred a cumulative net deficit of $447.9 million. Our recurring losses from operations and our negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect that such losses will continue at least until our lead product, Genasense®, receives approval from the FDA or EMEA for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

We had $4.1 million of cash, cash equivalents and marketable securities on hand at March 31, 2008. On February 13, 2008, we sold 6.1 million shares of our common stock at a price of $0.50 per share, raising approximately $3.1 million, before estimated fees and expenses. Cash used in operating activities during the first three months of 2008 was $6.2 million.

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

In 2003, we submitted a NDA to the FDA for the use of Genasense® plus dacarbazine (DTIC) in patients with advanced melanoma. In May 2004, a majority of the ODAC failed to recommend approval of our NDA. As a consequence, we withdrew the NDA. In October 2006, data from this trial was published in a peer-reviewed journal, which reported statistically significant increases in overall response, complete response, durable response and progression-free survival (PFS). An independent review of the X-rays confirmed the major responses with high concordance. An increase in overall survival by intent-to-treat analysis, which was the study’s primary endpoint, approached but did not reach statistical significance (P=0.077). Our analysis identified a statistically significant treatment interaction for blood levels of an enzyme known as LDH, which was a prospectively specified component of stratification. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508).

In January 2006, we completed a Marketing Authorization Application (MAA) to the European Medicines Agency (EMEA), which sought approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who had not previously received chemotherapy. In April 2007, we were informed that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMEA had issued a negative opinion on the MAA. In July 2007, we received notice from the EMEA that a requested re-examination by a Scientific Advisory Group had reaffirmed the negative opinion. We contemplate no further action on the MAA.

In August 2007, we announced that the first patients had been enrolled in a confirmatory Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. The trial, known as AGENDA, is a randomized, double-blind, placebo-controlled study in which patients are randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study targets patients using LDH as a biomarker to identify patients who may be most likely to respond, based on data obtained from our preceding trial in melanoma. The co-primary endpoints of AGENDA are progression-free survival and overall survival.

The trial is designed to expand evidence for the safety and efficacy of Genasense® combined with dacarbazine for patients who have not previously been treated with chemotherapy. The study will prospectively target patients who have low-normal levels of LDH. We expect to enroll approximately 300 subjects at approximately 90 sites worldwide in this trial. Genasense® in melanoma has been designated an Orphan Drug in Australia and the United States, and the drug has Fast Track designation in the United States. Target accrual of 300 patients is expected to complete in the fourth quarter of 2008, with initial data on the interim assessment of progression-free survival expected shortly thereafter.

In chronic lymphocytic leukemia (CLL), we conducted a randomized Phase 3 trial in 241 patients with relapsed or refractory disease who were treated with fludarabine and cyclophosphamide (Flu/Cy) with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase (17% vs. 7%; P=0.025) in the proportion of patients who achieved a complete response (CR), defined as a complete or nodular partial response. Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median not reached but exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

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

On March 17, 2008, we announced that CDER had decided that additional confirmatory evidence would be required to support approval of Genasense® for treatment of patients with CLL. CDER acknowledged that complete response, which was the primary endpoint in the pivotal trial, was an appropriate endpoint for assessing efficacy. FDA also agreed that this endpoint was achieved, and that those results supported the efficacy of the drug. CDER recommended two alternatives for exploring the efficacy of Genasense® that could provide such confirmatory evidence. One option was to conduct an additional clinical trial. The other option was to collect additional information regarding the clinical course and progression of disease in patients from the completed trial. We currently plan to pursue both of these options. Information from the completed trial should be available by the third quarter of 2008. In the second quarter of 2008, we submitted a new protocol seeking Special Protocol Assessment (SPA) from the FDA and Scientific Advice from the EMEA. This protocol is similar in design to the completed trial and uses the same chemotherapy and randomization scheme. The major difference is that the trial focuses on the patient population who derived maximal benefit in the completed trial. This group is characterized by patients who had received less extensive chemotherapy prior to entering the trial and who were defined as being “non-refractory” to fludarabine. The earliest date this new trial could begin patient accrual would be the fourth quarter of 2008. However, we do not currently have sufficient resources to finance this trial, and at present we do not expect to begin this trial absent funding from a partnership or other sources.

Between 2004 and 2007, we reported that randomized trials of Genasense® in patients with myeloma, acute myeloid leukemia, (AML), hormone-refractory prostate cancer, small cell lung cancer and non small cell lung cancer were not sufficiently positive to warrant further investigation on the dose-schedules that were examined or with the chemotherapy that was employed in these trials. Data from these trials have been presented at various scientific meetings

On March 7, 2008, we entered into a License Agreement with Daiichi Sankyo Company, Limited, a Japanese corporation based in Tokyo, Japan, whereby we obtained an exclusive worldwide license for tesetaxel, a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types and the drug has shown definite evidence of antitumor activity. Tesetaxel may also be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes. Due to the occurrence of several fatalities in the setting of severe neutropenia, tesetaxel has been placed on “clinical hold” by the FDA. Together with the former Sponsor, we plan to file a response to the FDA that may lift the clinical hold and enable clinical testing to resume. However, there is no guarantee that the FDA will accept this plan, and thus no assurance can be provided that the clinical tests that would be required to secure regulatory approval for marketing can be undertaken.

Pursuant to the agreement, we paid Daiichi Sankyo $250,000 within 30 days from signing the agreement. We will also pay four equal installments of $562,500 per quarter beginning at the end of the second quarter 2008, and also at the end of each subsequent calendar quarter, until the end of the first quarter 2009, for a total of $2.25 million. The agreement also provides for payments by us upon achievement of certain clinical and regulatory milestones, as well as royalties on net product sales. We will purchase Daiichi’s current inventory of tesetaxel and we will be responsible for all future development, commercialization, and manufacturing of the drug.

We have also developed a novel oral formulation of a gallium-containing compound in collaboration with Emisphere Technologies, Inc. In the third quarter of 2007, we filed an Investigational New Drug (IND) Exemption with the FDA, and we have completed a single-dose Phase 1 study of this new compound (now known as G4544). The results of this study will be presented at a scientific meeting in the second quarter of 2008. A second study using a modified formulation of G4544 is also planned. The FDA has indicated that a limited animal toxicology study in a single species will be required prior to initiation of multi-dose studies of G4544. We intend to pursue a 505(b)(2) strategy that may establish bioequivalence to our marketed product, Ganite®, for the initial regulatory approval of G4544. We believe this drug may also be useful for treatment of other diseases associated with accelerated bone loss, such as bone metastases, Paget’s disease and osteoporosis.

In 2004, we acquired the worldwide rights from Temple University to intellectual property and technology and an antisense compound. The compound (G4460) uses antisense technology to target a proto-oncogene known as c-myb that regulates key functions in cancer cells. In 2006, a new Phase 1 clinical trial, G4460 was initiated. However, due to lack of progress in the clinical trial and decreasing patent life, we terminated our involvement in this program in the second quarter of 2008

Results of Operations

	Summary Operating Results For the three months ended March 31,
			Increase (Decrease)
($ thousands)	2008	2007	$	%
Product sales - net	$117	$94	$23	24%
Cost of goods sold	25	22	3	14%
Gross margin	92	72	20	28%
Operating expenses:
Research and development	6,438	3,383	3,055	90%
Selling, general and administrative	3,638	4,052	(414)	(10%)
Provision for settlement of litigation, net	(260)	(1,560)	1,300	83%
Total operating expenses	9,816	5,875	3,941	67%
Other income, net	67	198	(131)	(66%)
Net loss	$(9,657)	$(5,605)	$(4,052)	(72%)

Total revenues

Product sales-net of Ganite® were $117 thousand for the three months ended March 31, 2008, compared with $94 thousand for the three months ended March 31, 2007. Product sales-net include $10 thousand through the “named-patient” program managed for us by IDIS.

Cost of goods sold

There was a higher cost of goods sold in the three months ended March 31, 2008 than in the three months ended March 31, 2007 as a result of higher product sales.

Research and development expenses

Research and development expenses were $6.4 million for the three months ended March 31, 2008, compared with $3.4 million for the three months ended March 31, 2007. This increase was primarily due to the recognition in March 2008 of $2.5 million for license payments on tesetaxel and expenses from the AGENDA clinical trial.

Research and development expenses incurred on the Genasense® project during the three months ended March 31, 2008 were approximately $3.4 million, representing 53% of research and development expenses, (including the $2.5 million that was recorded for license payments of tesetaxel). Excluding the expense of $2.5 million that was recorded for license payments of tesetaxel, research and development expenses incurred on the Genasense® project represented 88% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.6 million for the three months ended March 31, 2008 compared with $4.1 million for the three months ended March 31, 2007. Share-based compensation expenses recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’) declined $0.3 million.

Provision for settlement of litigation, net

In the fourth quarter of 2006, we recorded an expense of $5.3 million that provides for the issuance of 2.0 million shares of Genta common stock, for a settlement in principle of class action litigation. The expense is net of insurance recovery of $18.0 million. At March 31, 2007, the revised estimated value of the common shares portion of the litigation settlement was $3.7 million, based on a closing price of Genta’s common stock of $1.86 per share, resulting in a reduction in the provision of $1.6 million, recognized in the first quarter of 2007. At March 31, 2008, the revised estimated value of the common stock portion of the litigation settlement was $0.8 million, based on a closing price of Genta’s common stock of $0.39 per share, resulting in a reduction in the provision of $0.3 million, recognized in the first quarter of 2008.

Other income, net

Other income, net of $0.1 million for the three months ended March 2008 declined from $0.2 million for the prior-year period, primarily due to lower investment income, resulting from lower investment balances.

Net loss

Genta incurred a net loss of $9.7 million, or $0.29 per share for the three months ended March 31, 2008 and $5.6 million, or $0.21 per share, for the three months ended March 31, 2007.

The larger net loss in 2008 is primarily due to the recognition of the tesetaxel license payments of $2.5 million, the lower reduction in provision for settlement of litigation of $1.3 million and higher expenses resulting from the AGENDA clinical trial.

Liquidity and Capital Resources

At March 31, 2008, we had cash, cash equivalents and marketable securities totaling $4.1 million compared with $7.8 million at December 31, 2007. During the first three months of 2008, cash used in operating activities was $6.2 million compared with $9.8 million for the same period in 2007. Lower cash used in operating activities was primarily due to the timing of payments in the two respective periods.

In February 2008, we sold 6.1 million shares of our common stock at a price of $0.50 per share, raising approximately $3.1 million, before estimated fees and expenses.

Effective May 7, 2008, we moved the trading of our common stock from The NASDAQ Capital Markets to the Over-the-Counter Bulletin Board (OTCBB) maintained by FINRA (formerly, the NASD). This action was taken pursuant to receipt of notification from the NASDAQ Listing Qualifications Panel that we had failed to demonstrate our ability to sustain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Markets.

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

We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Presently, with no further financing, we project that we will run out of funds in the second quarter of 2008. We currently do not have any additional financing in place. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release is effective January 1, 2008. The impact of this standard on the consolidated financial statements did not have a material effect.

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. We are currently assessing the potential impacts of implementing this standard.

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The impact of this standard on the consolidated financial statements did not have a material effect.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157). The impact of this standard on the consolidated financial statements did not have a material effect.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We were required to adopt SFAS 157 beginning January 1, 2008. The impact of this standard on the consolidated financial statements did not have a material effect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our carrying values of cash, marketable securities, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies. We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2008. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b), Genta’s Chief Executive Officer and Principal Accounting and Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II

Item 1. Legal Proceedings

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. At the end of the hearing, the Court indicated it was inclined to approve the settlement. A written decision on the final approval motion is expected.

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

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to the exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and on August 8, 2007, filed a request for production of documents. On January 4, 2008, the Court dismissed the complaint without prejudice due to Dr. Fingert’s failure to produce the requested discovery. Dr. Fingert filed a motion dated March 24, 2008 to reinstate the complaint, which was granted by the Court on April 11, 2008 at which time the Court adopted a discovery schedule that concludes in December 2008. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

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

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2007 before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

For example, in December 2005, we completed submission of an NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with fludarabine plus cyclophosphamide for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. In September 2006, an ODAC meeting voted not to recommend approval of Genasense® in CLL, and in December 2006, we received a “non-approvable” notice from the FDA. We believe that our application met the regulatory requirements for approval, and in April 2007, we filed an appeal of this non-approvable notice pursuant to the FDA’s Formal Dispute Resolution process that exists within the FDA’s Center for Drug Evaluation and Research (CDER). In June 2007, we announced that the initial appeal was denied and that we would further appeal the decision to the next level within CDER. On October 25, 2007, we announced that we had completed the filing of our next-level formal appeal to CDER.

On March 17, 2008, we announced that CDER had decided that additional confirmatory evidence would be required to support approval of Genasense® for treatment of patients with CLL. CDER acknowledged that complete response, which was the primary endpoint in the pivotal trial, was an appropriate endpoint for assessing efficacy. FDA also agreed that this endpoint was achieved, and that those results supported the efficacy of the drug. CDER recommended two alternatives for exploring the efficacy of Genasense® that could provide such confirmatory evidence. One option was to conduct an additional clinical trial. The other option was to collect additional information regarding the clinical course and progression of disease in patients from the completed trial. We currently plan to pursue both of these options. Information from the completed trial should be available by the third quarter of 2008. In the second quarter of 2008, we submitted a new protocol seeking Special Protocol Assessment (SPA) from the FDA and Scientific Advice from the EMEA. This protocol is similar in design to the completed trial and uses the same chemotherapy and randomization scheme. The major difference is that the trial focuses on the patient population who derived maximal benefit in the completed trial. This group is characterized by patients who had received less extensive chemotherapy prior to entering the trial and who were defined as being “non-refractory” to fludarabine. The earliest date this new trial could begin patient accrual would be the fourth quarter of 2008. However, we do not currently have sufficient resources to finance this trial, and at present we do not expect to begin this trial absent funding from a partnership or other sources.

In January 2006, we completed a MAA to the EMEA, which sought approval for use of Genasense® plus dacarbazine for the treatment of patients with advanced melanoma who had not previously received chemotherapy. In April 2007, we were informed that the Committee for Medicinal Products for Human Use (CHMP) of the EMEA had issued a negative opinion on the MAA and we indicated that we would seek re-examination of the MAA by a Scientific Advisory Group. In July 2007, we received notice from the EMEA that the requested re-examination by a Scientific Advisory Group had reaffirmed the negative opinion. We contemplate no further action on the MAA.

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

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, seek new product candidates and continue our research and development programs, we will need to raise additional funds. In February 2008, we sold 6.1 million shares of the Company’s common stock at a price of $0.50 per share, raising approximately $3.1 million, before fees and expenses. Cash used in operating activities during the quarter ended March 31, 2008 was $6.2 million.

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

We cannot control the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us, for instance, upon changes in control or management of the collaborator, or they may otherwise fail to conduct their collaborative activities successfully and in a timely manner.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to March 31, 2008, we have incurred a cumulative net loss of $447.9 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.

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

Between 2004 and 2007, we reported that randomized trials of Genasense® in patients with myeloma, acute myeloid leukemia, (AML), hormone-refractory prostate cancer, small cell lung cancer and non small cell lung cancer were not sufficiently positive to warrant further investigation on the dose-schedules that were examined or with the chemotherapy that was employed in these trials. Data from these trials have been presented at various scientific meetings.

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

In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s shareholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The shareholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the shareholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. At the end of the hearing, the Court indicated it was inclined to approve the settlement. A written decision on the final approval motion is expected.

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

In February 2007, a complaint against the Company was filed in the Superior Court of New Jersey by Howard H. Fingert, M.D., a former employee of the Company. The complaint alleges, among other things, breach of contract as to the Company’s stock option plan and as to a consulting agreement allegedly entered into by the Company and Dr. Fingert subsequent to termination of Dr. Fingert’s employment with the Company, breach of implied covenant of good faith and fair dealing with respect to the Company’s stock option plan and the alleged consulting agreement, promissory estoppel with respect to the exercise of stock options and provision of consulting services after termination of employment, and fraud and negligent misrepresentation with respect to the exercise of stock options and provision of consulting services after termination of employment. The complaint seeks monetary damages, including punitive and consequential damages. The Company filed an answer to the complaint on May 29, 2007, and on August 8, 2007, filed a request for production of documents. On January 4, 2008, the Court dismissed the complaint without prejudice due to Dr. Fingert’s failure to produce the requested discovery. Dr. Fingert filed a motion dated March 24, 2008 to reinstate the complaint, which was granted by the Court on April 11, 2008 at which time the Court adopted a discovery schedule that concludes in December 2008. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

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

In September 2005, we announced that our Board of Directors approved a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right, which we refer to as a Right, for each share of our common stock held of record as of the close of business on September 27, 2005. In addition, Rights shall be issued in respect of all shares of common stock issued after such date, including the shares issued hereunder, pursuant to the Plan. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire us, including an accumulation of shares in the open market, a partial or two-tier tender offer that does not treat all stockholders equally and other activities that the Board believes are not in the best interests of stockholders. The Rights may discourage a takeover and prevent our stockholders from receiving a premium for their shares.

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

At March 31, 2008, we had 36.7 million shares of common stock outstanding, 2.3 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and 0.6 million additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option holders who may exercise their options to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Effective May 7, 2008, we moved the trading of our common stock from The NASDAQ Capital Markets to the Over-the-Counter Bulletin Board (OTCBB) maintained by FINRA (formerly, the NASD). This action was taken pursuant to receipt of notification from the NASDAQ Listing Qualifications Panel that we had failed to demonstrate our ability to sustain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the quarter ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
10.1	License Agreement between the Company and Daiichi Sankyo dated March 7, 2008 (filed herewith)*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated
Date: May 8, 2008	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer (principal executive officer)

Date: May 8, 2008	/s/ GARY SIEGEL
Gary Siegel
Vice President, Finance (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	License Agreement between the Company and Daiichi Sankyo dated March 7, 2008 (filed herewith)*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.