Form 10-Q
period 2008-06-30
GENTA INC DE/
filed 2008-08-07
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐   No ☑
     As of August 5, 2008, the registrant had 36,760,558 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

	Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007		3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)		4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)		5

Notes to Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

Item 3. Quantitative and Qualitative Disclosures about Market Risk		31

Item 4T. Controls and Procedures		32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings		33

Item 1A. Risk Factors		34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		48

Item 3. Defaults Upon Senior Securities		48

Item 4. Submission of Matters to a Vote of Security Holders		48

Item 5. Other Information		48

Item 6. Exhibits		49

SIGNATURES		50

CERTIFICATIONS		52
EX-4.2: COMMON STOCK PURCHASE WARRANT
EX-10.1: SUPPLY AGREEMENT
EX-10.2: AMENDMENT TO THE LEASE AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30,
	2008	December 31,
	(unaudited)	2007
ASSETS

Current assets:
Cash and cash equivalents	$16,278	$5,814
Marketable securities	—	1,999
Accounts receivable – net of allowances of $39 at June 30, 2008 and $38 at December 31, 2007	55	31
Inventory (Note 4)	171	225
Prepaid expenses and other current assets (Note 6)	18,726	19,170

Total current assets	35,230	27,239

Property and equipment, net	251	323
Deferred financing costs on convertible note financing (Note 7)	1,170	—
Deferred financing costs – warrant (Note 7)	7,378	—
Other assets	—	1,731

Total assets	$44,029	$29,293

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 6)	$30,603	$25,850
Notes payable	—	512
Conversion feature liability (Note 7)	740,000	—
Warrant liability (Note 7)	14,800	—

Total current liabilities	785,403	26,362

Long-term liabilities:
Convertible notes due June 9, 2010, issued for $20,000, net of beneficial conversion feature of ($19,417) (Note 7)	583	—

Total long-term liabilities	583	—

Commitments and contingencies (Note 12)

Stockholders’ (deficit)/equity (Note 8):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at June 30, 2008 and December 31, 2007, respectively	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.001 par value; 250,000 shares authorized, 36,741 and 30,621 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	37	31
Additional paid-in capital	444,315	441,159
Accumulated deficit	(1,186,309)	(438,288)
Accumulated other comprehensive income	—	29

Total stockholders’ (deficit)/equity	(741,957)	2,931

Total liabilities and stockholders’ (deficit)/equity	$44,029	$29,293

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Product sales – net	$131	$105	$248	$199
Cost of goods sold	29	26	54	48

Gross margin	102	79	194	151

Operating expenses:
Research and development	4,454	4,099	10,891	7,481
Selling, general and administrative	2,587	4,735	6,225	8,787
Settlement of office lease obligation (Note 5)	3,307	—	3,307	—
Reduction in liability for settlement of litigation, net (Note 6)	(80)	(240)	(340)	(1,800)

Total operating expenses	10,268	8,594	20,083	14,468

Other income/(expense):
Gain on maturity of marketable securities	—	36	31	44
Interest income and other income, net	40	269	100	543
Interest expense	(198)	(25)	(223)	(109)
Amortization of deferred financing costs (Note 7)	(840)	—	(840)	—
Fair value – conversion feature liability (Note 7)	(720,000)	—	(720,000)	—
Fair value – warrant liability (Note 7)	(7,200)		(7,200)	—

Total other income/(expense)	(728,198)	280	(728,132)	478

Net loss	$(738,364)	$(8,235)	$(748,021)	$(13,839)

Net loss per basic and diluted share	$(20.10)	$(0.27)	$(21.21)	$(0.48)

Shares used in computing net loss per basic and diluted share	36,741	30,621	35,261	28,604

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Operating activities:
Net loss	$(748,021)	$(13,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	93
Amortization of deferred financing costs	840
Share-based compensation (Note 9)	305	928
Gain on maturity of marketable securities	(31)	(44)
Reduction in liability for settlement of litigation, net (Note 6)	(340)	(1,800)
Change in fair value – conversion feature liability (Note 7)	720,000	—
Change in fair value – warrant liability (Note 7)	7,200	—
Changes in operating assets and liabilities:
Accounts receivable	(24)	12
Inventory	54	49
Prepaid expenses and other current assets	444	558
Accounts payable and accrued expenses	5,094	(2,740)
Other assets	—	(21)

Net cash used in operating activities	(14,396)	(16,804)

Investing activities:
Purchase of marketable securities	—	(13,900)
Maturities of marketable securities	2,000	16,000
Elimination of restricted cash deposits (Note 5)	1,731	—
Purchase of property and equipment	(11)	(10)

Net cash provided by investing activities	3,720	2,090

Financing activities:
Repayments of note payable	(512)	(642)
Issuance of note payable	—	236
Issuance of convertible notes net of financing cost of $1,205 (Note 7)	18,795	—
Issuance of common stock, net (Note 8)	2,857	10,090

Net cash provided by financing activities	21,140	9,684

Increase/(decrease) in cash and cash equivalents	10,464	(5,030)
Cash and cash equivalents at beginning of period	5,814	9,554

Cash and cash equivalents at end of period	$16,278	$4,524

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     1. Reverse Stock Split
     At the Annual Meeting of Genta Incorporated (“Genta” or the “Company”) on July 11, 2007, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and the Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares, which became effective on July 13, 2007. All share and per share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for the three and six month periods ended June 30, 2007, respectively.
     2. Organization and Business
     Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.
     The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is currently dependent on the timing of Genasense® regulatory approval. Any adverse events with respect to approvals by the U.S. Food and Drug Administration (''FDA’’) and/or European Medicines Agency (''EMEA’’) could negatively impact the Company’s ability to obtain additional funding or identify potential partners.
     The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operation raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Net cash used in operating activities during the six months ended June 30, 2008 was $14.4 million.
     On June 5, 2008, the Company entered into a securities purchase agreement with certain institutional and accredited investors to place up to $40 million of senior secured convertible notes with such investors. On June 9, 2008, the Company placed $20 million of such notes in the initial closing.
     The notes bear interest at an annual rate of 15% payable at quarterly intervals in stock or cash at the Company’s option, and are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. Holders of the notes have the right, but not the obligation, for the following 12 months following the initial closing date to purchase in whole or in part up to an additional $20 million of the notes. The Company shall have the right to force conversion of the notes in whole or in part if the closing bid price of the Company’s common stock exceeds $0.50 for a period of 20 consecutive trading days. Certain members of senior management of Genta participated in this offering. The notes are secured by a first lien on all assets of Genta. The notes include certain events of default, including a requirement that the Company obtain stockholder approval within a specified period of time to amend its certificate of incorporation to authorize additional shares of common stock.

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
     The Company will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in its business and its current liquidity position. Presently, with no further financing, management projects that the Company will run out of funds in the first quarter of 2009. The Company currently does not have any additional financing in place. There can be no assurance that the Company can obtain financing, if at all, on terms acceptable to it.
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
     3. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of June 30, 2008 have been considered in preparing the consolidated financial statements. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

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
Income Taxes
     The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the three and six months ended June 30, 2008 and continues to maintain a full valuation allowance against its net deferred tax assets.
     The Company’s Federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. In March 2007, the Company received a formal assessment from the State of New Jersey for $712 thousand. As of June 30, 2008, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $250 thousand related to this assessment. The Company appealed this decision to the State and on February 13, 2008, the State notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment. A preliminary pretrial conference has been scheduled with an assigned judge for October 30, 2008. If the matter is not settled beforehand, it is anticipated that the trial will commence in the first half of 2009.
     The Company recorded $34 thousand and $98 thousand in interest expense related to the State of New Jersey assessment during the six months ended June 30, 2008 and 2007, respectively.

Stock Options
     Effective January 1, 2006, Genta adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (''SFAS 123R’’), using the modified prospective transition method. Under the standard, all share-based payments, including grants of employee stock options, are recognized in the Consolidated Statement of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 7 and Note 8 to the Consolidated Financial Statements for a further discussion on share-based compensation.
Deferred Financing Costs
     Deferred financing costs recorded in connection with the issuance of convertible notes, including for a financing fee and for the issuance of a warrant to the Company’s private placement agent will be amortized over the two-year term of the convertible notes.
Net Loss Per Common Share
     Net loss per common share for the three and six months ended June 30, 2008 and 2007, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for all periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. The potentially dilutive securities include 42.3 million and 2.1 million shares on June 30, 2008 and 2007, respectively, reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants. In addition, the Convertible Notes are convertible into 2.0 billion shares of common stock, subject to stockholders approval of an increase in the number of the Company’s authorized shares.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141(R), "Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
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

	June 30,	December 31,
	2008	2007
Raw materials	$24	$24
Finished goods	147	201

	$171	$225

     The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

5. Settlement of Office Lease Obligation
     In May 2008, the Company entered into an amendment of its Lease Agreement with The Connell Company, (Connell), whereby the lease for one floor of office space in Berkeley Heights, New Jersey was terminated. Connell received a termination payment of $1.3 million, comprised of the Company’s security deposits and will receive a future payment from the Company of $2.0 million upon the earlier of July 1, 2009 or the receipt of at least $5.0 million in upfront cash from a business development deal.
6. Reduction in Liability for Legal Settlement
     The Company reached an agreement to settle a class action litigation in consideration for issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class, (see Note 10 to the Consolidated Financial Statements). The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. An order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008. The Company has also entered into release and settlement agreements with its insurance carriers, pursuant to which insurance will cover the settlement fee and various costs incurred in connection with the action. Under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5,” the Company recorded an expense of $5.3 million, comprised of 2.0 million shares of the Company’s common stock valued at a market price of $2.64 on December 31, 2006. At December 31, 2007, the revised estimated value of the common shares portion of the litigation settlement was $1.0 million, based on a closing price of Genta’s common stock of $0.52 per share. At June 27, 2008, the date that the settlement became final, the revised value of the common stock portion of the litigation settlement was $0.7 million, based on a closing price of Genta’s common stock of $0.35 per share, resulting in a reduction in the provision of $0.3 million for the six months ended June 30, 2008. The liability for the settlement of litigation, originally recorded at $23.2 million at December 31, 2006, is measured at $18.7 million at June 30, 2008 and is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. An insurance receivable of $18.0 million is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
7. Convertible Notes and Warrant
     On June 5, 2008, the Company entered into a securities purchase agreement with certain institutional and accredited investors to place up to $40.0 million of senior secured convertible notes with such investors. On June 9, 2008, the Company placed $20.0 million of such notes in the initial closing. The notes bear interest at an annual rate of 15% payable at quarterly intervals in stock or cash at the Company’s option, and are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. The notes include certain events of default, including a requirement that the Company obtain stockholder approval within a specified period of time to amend its certificate of incorporation to authorize additional shares of common stock. In addition, the notes prohibit any additional financing without the approval of holders of more than two-thirds of the principal amount of the notes.
     Upon the occurrence of an event of default, holders of the notes have the right to require the Company to prepay all or a portion of their notes as calculated as the greater of (a) 150% of the aggregate principal amount of the note plus accrued interest or (b) the aggregate principal amount of the note plus accrued interest divided by the conversion price; multiplied by a weighted average price of the Company’s common stock. Pursuant to a general security agreement, entered into concurrent with the notes, (the “Security Agreement”), the notes are secured by a first lien on all assets of the Company, subject to certain exceptions set forth in the Security Agreement.

     In addition, in connection with the placement of the senior secured convertible notes, the Company issued a warrant to its private placement agent to purchase 40,000,000 shares of common stock at an exercise price of $0.02 per share and incurred a financing fee of $1.2 million. The deferred financing costs including for a financing fee and for the issuance of the warrant will be amortized over the two-year term of the convertible notes.
     The Company concluded that it should initially account for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the notes should be classified as a liability measured at fair value on the balance sheet. In this case, if the Company is not successful in obtaining approval of its stockholders to increase the number of authorized shares to accommodate the potential number of shares that the notes convert into, the Company will be required to cash settle the conversion option.
     Upon the issuance date, there were an insufficient number of authorized shares of common stock in order to permit exercise of all of the issued convertible notes. In accordance with EITF 00-19, when there are insufficient authorized shares, the conversion obligation for the notes should be classified as a liability measured at fair value on the balance sheet. Accordingly, at June 9, 2008, in connection with the $20.0 million initial closing, the convertible features of the notes were recorded as derivative liabilities of $380.0 million.
     At the recording of the initial closing, the fair value of the conversion feature, $380.0 million, exceeded the proceeds of $20.0 million. The difference of $360.0 million was charged to expense as the change in the fair market value of conversion liability. Accordingly, the Company recorded an initial discount of $20.0 million equal to the face value of the notes, which will be amortized over the two-year term, using the effective-interest method.
     At June 30, 2008, the Company accounted for the conversion options using the fair value method, with the resultant loss recognition recorded against earnings. At June 30, 2008, the fair value of the conversion feature liability was $740.0 million, comprised of the $380.0 million recorded at the initial closing and $360.0 million recorded to mark the liability to market at June 30. The conversion option was valued at June 9, 2008 and June 30, 2008 using the Black-Scholes valuation model using the following assumptions:

	June 30, 2008	June 9, 2008
Volatility	127.7%	125.6%
Risk-free interest rate	2.63%	2.73%
Remaining contractual lives	1.94	2.00
     The conversion feature liability will be accounted for using mark-to-market accounting at each reporting date until all the criteria for permanent equity have been met.
     As there were an insufficient number of authorized shares of common stock in order to fulfill all existing obligations, as required by EITF 00-19, the Company classified the warrant obligation as a liability to be measured at fair value on the balance sheet. Accordingly, at June 9, 2008, the Company recorded the warrant liabilities at a fair value of $7.6 million based upon the Black-Scholes valuation model. The warrant liabilities will be accounted for using mark-to-market accounting and charged to expense in a manner similar to the conversion feature at each reporting date until all the criteria for permanent equity have been met.

     At June 30, 2008 the Company accounted for the warrant liabilities using the fair value method, with the resultant loss recognition recorded against earnings. At June 30, 2008, the fair value of the warrant liability was $14.8 million, comprised of the $7.6 million recorded at the initial closing and $7.2 million recorded to mark the liability to market at June 30, 2008. The warrant liability was valued at June 9, 2008 and June 30, 2008 using the Black-Scholes valuation model using the following assumptions:

	June 30, 2008	June 9, 2008
Volatility	115.5%	115.0%
Risk-free interest rate	3.34%	3.41%
Remaining contractual lives	4.94	5.00
     The Company is planning to have an Annual Meeting of Stockholders later this year and its Board of Directors has recommended that stockholders approve a charter amendment to increase the amount of the Company’s authorized shares. Once stockholders approve an increase in the amount of authorized shares, the marked-to-market liabilities for the conversion feature and the warrant will be transferred to Stockholders Equity.
8. Stockholders’ Equity
Common Stock
     On February 13, 2008, the Company sold 6.1 million shares of the Company’s common stock at a price of $0.50 per share, raising approximately $3.1 million, before estimated fees and expenses of approximately $203 thousand.
Series A Preferred Stock
     Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of June 30, 2008 and December 31, 2007, each share of Series A Preferred Stock was convertible into 153.4393 and 2.3469 shares of common stock, respectively. At June 30, 2008 and December 31, 2007, the Company had 7,700 shares of Series A Convertible Preferred Stock issued and outstanding.
Warrant
     In connection with the June 2008 convertible note financing, the Company issued a common stock purchase warrant to its private placement agent. The warrant is exercisable into 40,000,000 shares of common stock at an exercise price of $0.02 per share.
9. Share-Based Compensation
     The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the Securities and Exchange Commission (“SEC”) guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”) and Staff Accounting Bulletin 110 (“SAB 110”), using a “simplified” method. The Company will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. There were no grants of stock options during the six months ended June 30, 2008. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the six months ended June 30, 2007:

Six Months Ended
June 30, 2007
Expected volatility	102%
Expected dividends	—
Expected term (in years)	6.25
Risk-free rate	4.6%
     Share-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007, respectively, was comprised as follows:

	Three months ended		Six months ended
	June 30		June 30
($ thousands, except per share data)	2008	2007	2008	2007
Research and development expenses	$52	$144	$96	$351
Selling, general and administrative	108	214	209	577

Total share-based compensation expense	$160	$358	$305	$928

Share-based compensation expense, per basic and diluted common share	$0.00	$0.01	$0.01	$0.03
10. Stock Option Plans
     As of June 30, 2008, the Company has three share-based compensation plans, which are described below:
2007 Stock Incentive Plan
     On September 17, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), pursuant to which 8.5 million shares of the Company’s common stock will be authorized for issuance, subject to approval of the Company’s stockholders. Awards may be made under the plan to officers, employees, directors and consultants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards. Awards granted under the plan prior to stockholder approval of the plan are subject to and conditioned upon receipt of such approval on or before September 17, 2008. Should such stockholder approval not be obtained on or before such date, the plan will terminate and any awards granted pursuant to the plan will terminate and cease to be outstanding.
     On September 17, 2007 and September 20, 2007, the Board of Directors approved the issuance of a combined total of 5.4 million options under the 2007 Plan. As of June 30, 2008, there are 4.2 million options outstanding under the 2007 Plan. Most of these awards vest over a three-year period in increments of 50%, 25% and 25%, beginning on the first anniversary of the date of the grant. The Company has not recognized compensation expense for these grants, because a grant date as defined in SFAS 123R has not occurred. This is because the grant of these options is contingent upon stockholder approval, which cannot be assured.
     Acquisition Bonus Program
     On September 17, 2007, the Board of Directors approved an Acquisition Bonus Program. Under the program, participants are eligible to share in a portion of the proceeds realized from a change in control of the Company that occurs prior to the earlier of (i) December 31, 2008 or (ii) the approval by the Company’s stockholders of the 2007 Stock Incentive Plan.

     Pursuant to the program, participants selected by the Board of Directors will be awarded a number of units with a designated base value. The amount of a participant’s bonus award will be determined by multiplying (i) the difference between the unit value and the base value by (ii) the number of units awarded to such participant. The unit value for each unit will be determined by dividing the change in control proceeds (as defined in the award agreement) by the total number of shares of the Company’s common stock outstanding at the time of the change in control. The units will be subject to a vesting schedule, if any, determined by the Board of Directors at the time the unit award is made. Bonus awards will generally be paid in cash within 30 days after the later of (i) the effective date of the change in control or (ii) the date the change in control proceeds are paid to the Company’s stockholders. The maximum number of units that may be awarded under the Acquisition Bonus Program is 8.5 million units, which equals the number of shares of the Company’s common stock that are authorized for issuance under the 2007 Plan. On September 27, 2007, 5.4 million acquisition bonus units were granted under the Acquisition Bonus Program, and as of June 30, 2008, 4.2 million acquisition bonus units are outstanding.
     Any stock options granted to a participant under the 2007 Plan will terminate and cease to be outstanding in the event the participant becomes entitled to receive a payment under the Acquisition Bonus Program.
1998 Stock Incentive Plan
     Pursuant to the Company’s 1998 Stock Incentive Plan, as amended, (the “1998 Plan”), 3.4 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant. As of May 27, 2008, the authorization to provide grants under the 1998 Plan expired.
     The following table summarizes the option activity under the 1998 Plan as of June 30, 2008 and changes during the six months then ended:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise	Term	(in
	(in thousands)	Price	(in years)	thousands)
Stock Options
Outstanding at January 1, 2008	2,155	$23.05
Granted	—	—
Exercised	—	—
Forfeited or expired	(137)	6.02

Outstanding at June 30, 2008	2,018	$24.21	4.4	$—

Vested and exercisable at June 30, 2008	1,371	$23.79	2.1	$—

     There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at June 30, 2008. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.
     As of June 30, 2008, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation granted resulting from stock options granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.1 years.

     The following table summarizes the restricted stock unit (RSU) activity under the 1998 Plan as of June 30, 2008 and changes during the six months then ended:

		Weighted Average
	Number of Shares	Grant Date Fair
	(in thousands)	Value per Share
Restricted Stock Units
Outstanding nonvested RSUs at January 1, 2008	20	$1.42
Granted	488	$0.41
Forfeited or expired	(195)	$0.41

Outstanding nonvested RSUs at June 30, 2008	313	$0.47
     As of June 30, 2008, there was approximately $56 thousand of total unrecognized compensation cost related to non-vested share-based compensation resulting from RSUs granted under the 1998 Plan, which is expected to be recognized over the next twelve months.
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
     The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.
     The following table summarizes the option activity under the Directors’ Plan as of June 30, 2008 and changes during the six months then ended:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Term	(in
	thousands)	Price	(in years)	thousands)
Stock Options
Outstanding at January 1, 2008	113	$30.61
Granted	—	—
Exercised	—	—
Forfeited or expired	(1)	39.00

Outstanding at June, 2008	112	$30.49	5.9	$—

Vested and exercisable at June 30, 2008	111	$31.06	5.9	$—

     There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at June 30, 2008. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

11.	Comprehensive Loss
     An analysis of comprehensive loss is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Net loss	$(738,364)	$(8,235)	$(748,021)	$(13,839)
Change in market value of available-for-sale marketable securities	—	(10)	—	(36)

Total comprehensive loss	$(738,364)	$(8,225)	$(748,021)	$(13,803)

12. Commitments and Contingencies
     Litigation and Potential Claims
     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s stockholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The stockholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. An order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008. See Note 6 to the Consolidated Financial Statements for a discussion on the accounting for the liability for the legal settlement.
     The settlement did not constitute an admission of guilt or liability.
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

     In November 2007, a complaint against the Company was filed in the United States District Court for the District of New Jersey by Ridge Clearing & Outsourcing Solutions, Inc. The complaint alleges, among other things, that the Company caused or contributed to losses suffered by a Company stockholder, which have been incurred by Ridge. The Company filed its Answer and Affirmative Defenses on February 27, 2008 to respond to the complaint. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.
13. Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities
     No interest or income taxes were paid for the six months ended June 30, 2008, and 2007, respectively.
14. Listing of Common Stock of Genta Incorporated
     Effective May 7, 2008, the trading of common stock of Genta Incorporated was moved from The NASDAQ Capital Markets to the Over-the-Counter Bulletin Board (OTCBB) maintained by FINRA (formerly, the NASD). This action was taken pursuant to receipt of notification from the NASDAQ Listing Qualifications Panel that the Company had failed to demonstrate its ability to sustain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Markets. On July 10, 2008, the Company received notification from The NASDAQ Capital Market that The NASDAQ Capital Market had determined to remove the Company’s common stock from listing on such exchange. The delisting was effective at the opening of the trading session on July 21, 2008.

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
     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements about:
•	the Company’s financial projections;

•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;

•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;

•	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);

•	the safety and efficacy of the Company’s products;

•	the commencement and completion of clinical trials;

•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;

•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;

•	the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations; or the Company’s risk of bankruptcy if it is unsuccessful in obtaining such financing or in securing stockholder approval to increase the number of shares authorized for issuance under the Company’s certificate of incorporation, as required by the transactional documents in our recent financing;

•	the adequacy of the Company’s patents and proprietary rights;

•	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation; and

•	the other risks described under Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in this Form 10-Q.
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

Overview
     Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. Our drug portfolio consists of products derived in two Programs: DNA/RNA Medicines (which includes our lead oncology drug, Genasense®); and Small Molecules (which includes our marketed product, Ganite®, and the investigational compounds tesetaxel and G4544). We have had recurring annual operating losses since inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization. From our inception to June 30, 2008, we have incurred a cumulative net deficit of $1,186.3 million. Our recurring losses from operations and our negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect that such losses will continue at least until our lead product, Genasense®, is approved by one or more regulatory authorities for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.
     We had $16.3 million of cash, cash equivalents and marketable securities on hand at June 30, 2008. Cash used in operating activities during the first six months of 2008 was $14.4 million.
     Irrespective of whether regulatory applications, such as a New Drug Application (NDA) or Marketing Authorization Application (MAA), for Genasense® are approved, we anticipate that we will require additional cash in order to maximize the commercial opportunity and continue its clinical development opportunities. Alternatives available to us to sustain our operations include collaborative agreements, equity financing, debt and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funds will be available on favorable terms, if at all. We will need substantial additional funds before we can expect to realize significant product revenue.
     We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. On June 5, 2008, we entered into a securities purchase agreement with certain institutional and accredited investors to place up to $40 million of our senior secured convertible notes with such investors. On June 9, 2008, we placed $20 million of such notes in the initial closing. Presently, with no further financing, we project that we will run out of funds in the first quarter of 2009. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
     Our financial results have been and will continue to be significantly affected by regulatory actions related to Genasense®.
     Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized Phase 3 trials of Genasense® in seven different diseases: melanoma; chronic lymphocytic leukemia (CLL); multiple myeloma; acute myeloid leukemia (AML); non small cell lung cancer; small cell lung cancer; and prostate cancer. Under our own sponsorship or in collaboration with the U.S. National Cancer Institute (NCI), we are currently conducting additional clinical trials. We are especially interested in the development, regulatory approval, and commercialization of Genasense® in at least three diseases: melanoma; chronic lymphocytic leukemia (CLL); and non-Hodgkin’s lymphoma (NHL).

     Genasense® has been submitted for regulatory approval in the U.S. on two occasions and to the European Union (EU) once. These applications proposed the use of Genasense® plus chemotherapy for patients with advanced melanoma (U.S. and EU) and relapsed or refractory chronic lymphocytic leukemia (U.S.-only). None of these applications were successful. Nonetheless, the Company believes that Genasense® can ultimately be approved and commercialized for both of these indications, as well as for other diseases, and we have undertaken a number of initiatives in this regard that are described below.
     The New Drug Application for Genasense® in melanoma was withdrawn in 2004 after an advisory committee to the Food and Drug Administration (FDA) failed to recommend approval. A negative decision was also received for a similar application in melanoma from the European Medicines Agency (EMEA) in 2007. Data from the pivotal Phase 3 trial that comprised the primary basis for these applications were published in a peer-reviewed journal in 2006. These results showed that treatment with Genasense® plus dacarbazine compared with dacarbazine alone in patients with advanced melanoma was associated with a statistically significant increase in overall response, complete response, durable response, and progression-free survival (PFS). However, the primary endpoint of overall survival approached but did not quite reach statistical significance (P=0.077). Subsequently, our analysis of this trial showed that there was a significant treatment interaction effect related to levels of a blood enzyme known as LDH. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal for this lab value.
     Based on these data, in August 2007 we initiated a new Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. The trial, known as AGENDA, is a randomized, double-blind, placebo-controlled study in which patients are randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study uses LDH as a biomarker to identify patients who are most likely to respond to Genasense®, based on data obtained from our preceding trial in melanoma. The co-primary endpoints of AGENDA are progression-free survival and overall survival.
     AGENDA is designed to expand evidence for the safety and efficacy of Genasense® combined with dacarbazine chemotherapy for patients who have not previously been treated with chemotherapy. The study prospectively targets patients who have low-normal levels of LDH. We expect to enroll approximately 300 subjects at approximately 90 sites worldwide in this trial. Genasense® in melanoma has been designated an Orphan Drug in Australia and the United States, and the drug has Fast Track designation in the United States. Target accrual of 300 patients is currently projected to complete in the fourth quarter of 2008. Initial data on the interim assessment of progression-free survival is expected in the first half of 2009. If the initial assessment of progression-free survival is positive, the Company expects to discuss these results with the FDA and EMEA and to secure agreement from these agencies that Genta may commence submission of new regulatory applications for the approval of Genasense® plus chemotherapy in patients with advanced melanoma. Approval by FDA and EMEA will allow Genasense® to be commercialized by us in the U.S. and in the European Union.
     Given our belief in the activity of Genasense® in melanoma, we have initiated and expect to initiate additional clinical studies in this disease. One such study is the Phase 2 trial of Genasense® plus a chemotherapy regimen consisting of Abraxane® (paclitaxel albumen) plus temozolomide (Temodar®). We also expect to examine different dosing regimens that will improve the dosing convenience and commercial acceptance of Genasense®, including its administration by brief (1-2 hour) IV infusions.

     Our initial NDA for the use of Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful. We conducted a randomized Phase 3 trial in 241 patients with relapsed or refractory CLL who were treated with fludarabine and cyclophosphamide (Flu/Cy) with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase (17% vs. 7%; P=0.025) in the proportion of patients who achieved a complete response (CR), defined as a complete or nodular partial response. Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median not reached but exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).
     Several secondary endpoints were not improved by the addition of Genasense®. The percentage of patients who experienced serious adverse events was increased in the Genasense® arm; however, the percentages of patients who discontinued treatment due to adverse events were equal in the treatment arms. The incidence of certain serious adverse reactions, including but not limited to nausea, fever and catheter-related complications, was increased in patients treated with Genasense®.
     In December 2005, we submitted a NDA to the FDA that sought accelerated approval for the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. In December 2006 we received a “non-approvable” notice for that application from FDA. However, since we believed that our application had met the regulatory requirements for approval, in April 2007 we filed an appeal of the non-approvable notice using FDA’s Formal Dispute Resolution process. In March, 2008, we received a formal notice from FDA that indicated additional confirmatory evidence would be required to support approval of Genasense® in CLL. In that communication, FDA recommended two alternatives for exploring that confirmatory evidence. One option was to conduct an additional clinical trial. The other option was to collect additional information regarding the clinical course and progression of disease in patients from the completed trial. We have elected to pursue both of these options.
     For the first option, we submitted a new protocol in the second quarter of 2008 that sought Special Protocol Assessment (SPA) from the FDA and Scientific Advice from the EMEA. This protocol is similar in design to the completed trial and uses the same chemotherapy and randomization scheme. The major difference is that the trial focuses on the patient population who derived maximal benefit in the completed trial. This group is characterized by patients who had received less extensive chemotherapy prior to entering the trial and who were defined as being “non-refractory” to fludarabine. We have deferred initiation of this trial until we receive a response to the second option, described below.
     For the second option, we sought information regarding long-term survival on patients who had been accrued to our already completed Phase 3 trial. At a scientific meeting in June 2008, we announced the results of long-term follow-up from the completed Phase 3 trial that comprised the original NDA. With 5 years of follow-up, we showed that patients treated with Genasense® plus chemotherapy who achieved either a complete response (CR) or a partial response (PR) had also achieved a statistically significant increase in survival.
     Previous analyses had shown a significant survival benefit accrued to patients in the Genasense® group who attained CR. Extended follow-up showed that all major responses (CR+PR) achieved with Genasense® were associated with significantly increased survival compared with all major responses achieved with chemotherapy alone (median = 56 months vs. 38 months, respectively). After 5 years of follow-up, 22 of 49 (45%) responders in the Genasense® group were alive compared with 13 of 54 (24%) responders in the chemotherapy-only group (hazard ratio = 0.6; P = 0.038). Moreover, with 5 years of follow-up, 12 of 20 patients (60%) in the Genasense® group who achieved CR were alive, 5 of these patients remained in continuous CR without relapse, and 2 additional patients had relapsed but had not required additional therapy. By contrast, only 3 of 8 CR patients in the chemotherapy-only group were alive, all 3 had relapsed, and all 3 had required additional anti-leukemic treatment.

     The Company believes that the significant survival benefit associated with major responses to Genasense® may provide the confirmatory evidence of clinical benefit that was requested by FDA. The Company submitted these new data to FDA in the second quarter of 2008, and the submission was accepted as a “complete response” to the non-approvable decision letter on July 11, 2008. In that notice of acceptance, FDA assigned a user fee goal date of December 3, 2008, meaning that FDA will respond to the new submission regarding approvability of the CLL NDA on or before that date. We have elected not to initiate the aforementioned confirmatory trial until FDA has rendered its decision on the pending NDA.
     As with melanoma, Genta believes the clinical activity in CLL should be explored with additional clinical research. The Company plans to explore combinations of Genasense with other drugs that are used for the treatment of CLL, and to examine more convenient dosing regimens.
     Lastly, several trials have shown definite evidence of clinical activity for Genasense® in patients with non-Hodgkin’s lymphoma (NHL). We would like to conduct additional clinical studies in patients with NHL to test whether Genasense® can be approved in this indication. Previously, we reported that randomized trials of Genasense® in patients with myeloma, acute myeloid leukemia, (AML), hormone-refractory prostate cancer (HRPC), small cell lung cancer and non small cell lung cancer were not sufficiently positive to warrant further investigation on the dose-schedules that were examined or with the chemotherapy that was employed in these trials. Data from these trials have been presented at various scientific meetings. However, we believe that alternate dosing schedules, in particular the use of brief high-dose infusions, offer the opportunity to re-examine the drug’s activity in some of these indications, in particular multiple myeloma.
     On March 7, 2008, we obtained an exclusive worldwide license for tesetaxel, a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients. At the time we obtained the license, tesetaxel was on “clinical hold” by FDA due to the occurrence of several fatalities in the setting of severe neutropenia. In the second quarter of 2008, we filed a response to the FDA requesting a lift of the clinical hold, which was granted on June 23, 2008. Before clinical testing can resume, we plan to submit to FDA an amendment to the existing Drug Master File for a change in the manufacturing process. We are currently determining the sites that will participate in the initial clinical trial that has been allowed by FDA.
     The tesetaxel program seeks to secure a “first-to-market” advantage for tesetaxel relative to other oral taxanes. We believe success in this competitive endeavor will maximize return to stockholders. Accordingly, we have identified three oncology indications in which we believe tesetaxel may have sufficient efficacy and safety to warrant regulatory approval. We believe it may be possible to secure regulatory approval in these indications on the basis of endpoints that can be achieved in clinical trials that may be relatively limited in scope.
     In addition to these three smaller indications, the Company is interested in examining the activity of tesetaxel in patients with hormone-refractory prostate cancer (HRPC). Docetaxel (Taxotere®) is the only taxane approved for first-line use in patients with HRPC. Although docetaxel has been shown to extend survival in men with HRPC, its use is associated with a high incidence of moderate-to severe toxicity. If tesetaxel is shown to be active in HRPC, we believe its safety profile may be substantially superior to docetaxel and may supplant that drug for first-line use in this indication. However, the development of drugs in this indication is very costly. Additional funding will be required to support the extended clinical testing that will be required to secure regulatory approval in HRPC.

     Our third pipeline product is G4544, which is a novel oral formulation of a gallium-containing compound that we developed in collaboration with Emisphere Technologies, Inc. We completed a single-dose Phase 1 study of an initial formulation of this new drug known as “G4544(a)” and the results were presented at a scientific meeting in the second quarter of 2008. We are planning another study using a modified formulation, known as “G4544(b)”. The FDA has indicated that a limited, animal toxicology study in a single species will be required prior to initiation of multi-dose studies of G4544(b). Progress in the clinical development of G4544 program was delayed in 2008 due to financial constraints, but we currently expect to continue our program as planned.
     We currently intend to pursue a 505(b)(2) strategy to establish bioequivalence to our marketed product, Ganite®, for the initial regulatory approval of G4544. However, we believe this drug may also be useful for treatment of other diseases associated with accelerated bone loss, such as bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases, particularly severe infections involving the bacteria Pseudomonas aeruginosa, which are frequently lethal in patients with cancer and cystic fibrosis. While we have no current plans to begin clinical development in the area of infectious disease, we intend to support research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs.
     Lastly, we have announced our intention to seek a buyer for Ganite®, our sole marketed product. Our financial constraints have prevented us from investing in adequate commercial support for Ganite®, and the intellectual property that provided us with an exclusive position in the United States has now expired.
Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

($ thousands)	2008	2007
Product sales – net	$131	$105
Cost of goods sold	29	26

Gross margin	102	79

Operating expenses:
Research and development	4,454	4,099
Selling, general and administrative	2,587	4,735
Settlement of office lease obligation	3,307	—
Reduction in liability for settlement of litigation, net	(80)	(240)

Total operating expenses	10,268	8,594

Other (expense)/income:
Amortization of deferred financing costs	(840)	0
Fair market value – conversion feature liability	(720,000)	0
Fair market value – warrant liability	(7,200)	0
All other (expense)/ income, net	(158)	280

Total other (expense)/income, net	(728,198)	280

Net loss	$(738,364)	$(8,235)

Product sales-net
     Product sales-net of Ganite® were $131 thousand for the three months ended June 30, 2008, compared with $105 thousand for the three months ended June 30, 2007. Product sales-net in 2008 include $5 thousand through the “named-patient” program managed for us by IDIS Limited (a privately owned company based in the United Kingdom), whereby IDIS distributes Ganite® and Genasense® on a ''named patient’’ basis. ''Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient.

Cost of goods sold
     There was a higher cost of goods sold in the three months ended June 30, 2008 than in the three months ended June 30, 2007 as a result of a larger number of units sold.
Research and development expenses
     Research and development expenses were $4.5 million for the three months ended June 30, 2008, compared with $4.1 million for the three months ended June 30, 2007. This increase was primarily due to higher expenses from the AGENDA clinical trial, partially offset by lower payroll costs, resulting from lower headcount. In April 2008 and in May 2008, we reduced our workforce to conserve cash.
     Research and development expenses incurred on the Genasense® project during the three months ended June 30, 2008 were approximately $4.3 million, representing 96% of research and development expenses.
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
Selling, general and administrative expenses
     Selling, general and administrative expenses were $2.6 million for the three months ended June 30, 2008, compared with $4.7 million for the three months ended June 30, 2007. This decrease was primarily due to lower payroll costs, resulting from the two reductions in workforce, as well as lower administrative expenses.
Settlement of office lease obligation
     In May 2008, we entered into an amendment of our Lease Agreement with The Connell Company, (Connell) whereby the lease for one floor of our office space in Berkeley Heights, New Jersey was terminated. Connell received a termination payment of $1.3 million, comprised of our security deposits and will receive a future payment from us of $2.0 million upon the earlier of July 1, 2009 or our receipt of at least $5.0 million in upfront cash from a business development deal. We accrued for the $2.0 million and it is included in accounts payable and accrued expenses on our Consolidated Balance Sheets. This transaction resulted in an incremental $3.3 million in expenses for the three months ended June 30, 2008.
Provision for settlement of litigation, net
     In the fourth quarter of 2006, we recorded an expense of $5.3 million that provides for the issuance of 2.0 million shares of Genta common stock, for a settlement in principle of class action litigation. The expense is net of insurance recovery of $18.0 million. At June 30, 2007, the revised estimated value of the common shares portion of the litigation settlement was $3.5 million, resulting in a reduction in the provision of $0.2 million for the second quarter of 2007. At June 27, 2008, the date that the settlement became final, the revised value of the common stock portion of the litigation settlement was $0.7 million, based on a closing price of Genta’s common stock of $0.35 per share, resulting in a reduction in the provision of $0.1 million for the second quarter of 2008.

Amortization of deferred financing costs
     On June 9, 2008, we issued $20 million of our senior secured convertible notes, issued our private placement agent a warrant to purchase 40,000,000 shares of our common stock at an exercise price of $0.02 per share and incurred a financing fee of $1.2 million. The deferred financing costs including the financing fee and the issuance of the warrant are being amortized over the two-year term of the convertible notes, resulting in amortization of $0.8 million in the month of June 2008.
Fair value – conversion feature liability
     On the issuance date there was an insufficient number of authorized shares of common stock in order to permit exercise of all of the notes. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19),when there are insufficient authorized shares, the conversion obligation for the notes should be classified as a liability measured at fair value on the balance sheet.
     On June 9, 2008, based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.20 per share, we calculated a fair value of the conversion feature of $380.0 million and expensed $360.0 million, the amount that exceeded the proceeds of the $20.0 million from the initial closing. On June 30, 2008, based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.38 per share, we expensed an additional $380.0 million to mark the conversion feature liability to market, resulting in a total expense in June of $720.0 million.
Fair value – warrant liability
     The warrant was also treated as a liability and was recorded at a fair value of $7.6 million based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.20 per share. On June 30, 2008, based on a Black-Scholes valuation model that included a closing price of our common stock of $0.38 per share, we expensed $7.2 million to mark the warrant liability to market.
     We will continue to mark the convertible note and the warrant to market until the date that stockholders approve an increase in the number of authorized shares. We are planning to have an Annual Meeting of Stockholders later this year and our Board of Directors has recommended that stockholders approve a charter amendment to increase the amount of our authorized shares. Once stockholders approve an increase in the amount of authorized shares, the marked-to-market liabilities for the conversion feature and the warrant will be transferred to Stockholders Equity.
All other (expense)/ income, net
     Net other expense of $0.2 million for the three months ended June 30, 2008 unfavorably compared to net other income of $0.3 million for the three months ended June 30, 2007 due to lower investment income, resulting from lower investment balances and accrued interest on the recently issued convertible notes.
Net loss
     Genta incurred a net loss of $738.4 million, or ($20.10) per share, for the three months ended June 30, 2008 and $8.2 million, or ($0.27) per share, for the three months ended June 30, 2007.
     The larger net loss in 2008 is primarily due to the mark-to-market charge on the conversion feature liability of $720.0 million, the mark-to-market charge on the warrant liability of $7.2 million, the expenses resulting from the reduction in our office space of $3.3 million, higher expenses resulting from the AGENDA clinical trial and the amortization of deferred financing costs of $0.8 million, slightly offset by lower payroll costs, resulting from the two reductions in workforce, as well as lower administrative expenses.

     Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

($ thousands)	2008	2007
Product sales – net	$248	$199
Cost of goods sold	54	48

Gross margin	194	151

Operating expenses:
Research and development	10,891	7,481
Selling, general and administrative	6,225	8,787
Settlement of office lease obligation	3,307	—
Reduction in liability for settlement of litigation, net	(340)	(1,800)

Total operating expenses	20,083	14,468

Other (expense)/income:
Amortization of deferred financing costs	(840)	0
Fair market value – conversion feature liability	(720,000)	0
Fair market value – warrant liability	(7,200)	0
All other (expense)/ income, net	(92)	478

Total other (expense)/income, net	(728,132)	478

Net loss	$(748,021)	$(13,839)

Product sales-net
     Product sales-net of Ganite® were $248 thousand for the six months ended June 30, 2008, compared with $199 thousand for the six months ended June 30, 2007. Product sales-net in 2008 includes $15 thousand through the “named-patient” program managed for us by IDIS.
Cost of goods sold
     There was a higher cost of goods sold in the six months ended June 30, 2008 than in the six months ended June 30, 2007 as a result of a larger number of units sold.
Research and development expenses
     Research and development expenses were $10.9 million for the six months ended June 30, 2008, compared with $7.5 million for the six months ended June 30, 2007. This increase was primarily due to the recognition in March 2008 of $2.5 million for license payments on tesetaxel and higher expenses from the AGENDA clinical trial, partially offset by lower payroll costs, resulting from lower headcount.
     Research and development expenses incurred on the Genasense® project during the six months ended June 30, 2008 were approximately $7.7 million, representing 70% of research and development expenses, (including the $2.5 million for license payments of tesetaxel). Excluding the expense of $2.5 million that was recorded for license payments of tesetaxel, research and development expenses incurred on the Genasense® represented 92% of research and development expenses.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $6.2 million for the six months ended June 30, 2008, compared with $8.8 million for the six months ended June 30, 2007. The decrease is primarily due to our efforts at lowering administrative expenses and lower payroll costs, resulting from the two reductions in workforce.

Provision for settlement of litigation, net
     From January 1, 2008 through June 27, 2008, the date that the settlement of class action litigation became final, the reduction in the price of Genta’s common stock resulted in a reduction in the provision of $0.3 million. During the six months ended June 30, 2007, the provision for settlement of litigation declined $1.8 million due to the reduction in the price of our common stock.
All other (expense)/ income, net
     Net other expense of $0.1 million for the six months ended June 30, 2008 unfavorably compared to net other income of $0.5 million for the six months ended June 30, 2007 due to lower investment income, resulting from lower investment balances and accrued interest on the recently issued convertible notes.
Net loss
     Genta incurred a net loss of $748.0 million, or $21.21 per share, for the six months ended June 30, 2008 and $13.8 million, or $0.48 per share, for the six months ended June 30, 2007.
     The larger net loss in 2008 is primarily due to the mark-to-market charge on the conversion feature liability of $720.0 million, the mark-to-market charge on the warrant liability of $7.2 million, the expenses resulting from the reduction in our office space of $3.3 million, the recognition in March 2008 for our license payments on tesetaxel of $2.5 million, higher expenses resulting from the AGENDA clinical trial and the amortization of deferred financing costs of $0.8 million, slightly offset by lower payroll costs, resulting from the two reductions in workforce, as well as lower administrative expenses.
Liquidity and Capital Resources
     At June 30, 2008, we had cash, cash equivalents and marketable securities totaling $16.3 million compared with $7.8 million at December 31, 2007 reflecting in part, the net proceeds from the placement of $20 million of notes on June 9, 2008.
     The notes bear interest at an annual rate of 15% payable at quarterly intervals in stock or cash at our option, and the notes are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. Holders of the notes have the right, but not the obligation, for the following 12 months following the initial closing date to purchase in whole or in part up to an additional $20 million of the notes. We have the right to force conversion of the notes in whole or in part if the closing bid price of our common stock exceeds $0.50 for a period of 20 consecutive trading days. Certain members of our senior management participated in this offering. The notes are secured by a first lien on all of our assets. The notes include certain events of default, including a requirement that we obtain stockholder approval within a specified period of time to amend our certificate of incorporation to authorize additional shares of common stock. In addition, the notes prohibit any additional financing without the approval of holders of more than two-thirds of the principal amount of the notes.
     Upon the occurrence of an event of default, holders of the notes have the right to require us to prepay all or a portion of their notes as calculated as the greater of (a) 150% of the aggregate principal amount of the note plus accrued interest or (b) the aggregate principal amount of the note plus accrued interest divided by the conversion price; multiplied by a weighted average price of our common stock. Pursuant to a general security agreement, entered into concurrent with the notes, the notes are secured by a first lien on all of our assets.
     During the first six months of 2008, cash used in operating activities was $14.4 million compared with $16.8 million for the same period in 2007. Lower cash used in operating activities was primarily due to the timing of payments in the two respective periods.
     In February 2008, we sold 6.1 million shares of our common stock at a price of $0.50 per share, raising approximately $3.1 million, before estimated fees and expenses of approximately $203 thousand.

     Effective May 7, 2008, we moved the trading of our common stock from The NASDAQ Capital Markets to the Over-the-Counter Bulletin Board (OTCBB) maintained by FINRA (formerly, the NASD). This action was taken pursuant to receipt of notification from the NASDAQ Listing Qualifications Panel that we had failed to demonstrate our ability to sustain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Markets. On July 10, 2008, we received notification from The NASDAQ Capital Market that The NASDAQ Capital Market had determined to remove our common stock from listing on such exchange. The delisting was effective at the opening of the trading session on July 21, 2008.
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
     We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Presently, with no further financing, we project that we will run out of funds in the first quarter of 2009. We currently do not have any additional financing in place. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
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

Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:
•	Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statement for the year ended December 31, 2007 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

•	Revenue recognition. We recognize revenue from product sales when title to product and associated risk of loss has passed to the customer and we are reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. We allow return of our product for up to twelve months after product expiration.

•	Research and development costs. All such costs are expensed as incurred, including raw material costs required to manufacture drugs for clinical trials.

•	Estimate of fair value of convertible notes and warrant. We use a Black-Scholes model to estimate the fair value of our convertible notes and warrant.
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
     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2008. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 4T. Controls and Procedures
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

PART II
Item 1. Legal Proceedings
     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s stockholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The stockholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. An order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008.
     The settlement did not constitute an admission of guilt or liability.
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
     In November 2007, a complaint against the Company was filed in the United States District Court for the District of New Jersey by Ridge Clearing & Outsourcing Solutions, Inc. The complaint alleges, among other things, that the Company caused or contributed to losses suffered by a Company stockholder, which have been incurred by Ridge. The Company filed its Answer and Affirmative Defenses on February 27, 2008 to respond to the complaint. The Company denies the allegations in the complaint and intends to vigorously defend this lawsuit.

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
     Risks Related to Our Business
If our stockholders do not approve our amended certificate of incorporation, we will be in a default under the terms of the June 2008 convertible note financing.
     At our annual meeting of stockholders to be held later in 2008, we have requested that our stockholders approve an amendment to our restated certificate of incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 255,000,000, consisting of 250,000,000 shares of common stock and 5,000,000 shares of preferred stock, to 6,005,000,000, consisting of 6,000,000,000 shares of common stock and 5,000,000 shares of preferred stock. The amendment would satisfy the conditions contained in the terms of the convertible note financing. We have recommended that the stockholders vote in favor of such proposal.
     We cannot guarantee that such amendment will be approved by our stockholders and will not result in a breach under the terms of the June 2008 convertible note financing. If such amendment is not approved by our stockholders, we will be in default under the terms of the June 2008 convertible note financing. Upon an event of default, the holders may require prepayment of principal, plus accrued interest under the notes, plus a premium as set forth in the notes. This event would likely have a harmful effect on the company, including the possibility of bankruptcy.
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
     Our business will suffer if we fail to obtain additional funding.
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
     On June 5, 2008, the Company entered into definitive agreements with institutional and accredited investors to place senior secured convertible notes due 2010 totaling in aggregate up to $40 million in gross proceeds before fees and expenses. The closing of the first $20 million of notes took place on June 9, 2008.
     The notes bear interest at an annual rate of 15% payable at quarterly intervals in stock or cash at the Company’s option, and are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. Holders of the notes have the right, but not the obligation, for the following 12 months following the initial closing date to purchase in whole or in part up to an additional $20 million of the notes. The Company shall have the right to force conversion of the notes in whole or in part if the closing bid price of the Company’s common stock exceeds $0.50 for a period of 20 consecutive trading days. Certain members of our senior management participated in this offering. The notes are secured by a first lien on all assets of Genta. The notes include certain events of default, including a requirement that the Company obtain stockholder approval within a specified period of time to amend its certificate of incorporation to authorize additional shares of common stock.
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

     We will maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Presently, with no further financing, we will run out of funds in the first quarter of 2009. We currently do not have any additional financing in place. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
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
     We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to June 30, 2008, we have incurred a cumulative net deficit of $1,186.3 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.
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
We may incura variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.
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

     Risks Related to Outstanding Litigation
The outcome of and costs relating to the pending stockholder class action and stockholder derivative actions are uncertain.
     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against us and certain of our principal officers on behalf of purported classes of the Company’s stockholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The stockholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. We reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class. The cash portion of the proposed settlement will be covered by our insurance carriers. Effective June 25, 2007, we and the plaintiffs executed a written Stipulation and Agreement of Settlement, which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court issued final approval of the Settlement at the Settlement Fairness Hearing on March 3, 2008. An order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008.
     The settlement and potential settlement did not constitute an admission of guilt or liability.
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
     In November 2007, a complaint against us was filed in the United States District Court for the District of New Jersey by Ridge Clearing & Outsourcing Solutions, Inc. The complaint alleges, among other things, that we caused or contributed to losses suffered by one of our stockholders, which have been incurred by Ridge. Our Answer and Affirmative Defenses were filed on February 27, 2008 to respond to the complaint. We deny the allegations in the complaint and intend to vigorously defend this lawsuit.

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
     In September 2005, our Board of Directors approved a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right, which we refer to as a Right, for each share of our common stock held of record as of the close of business on September 27, 2005. In addition, Rights shall be issued in respect of all shares of common stock issued after such date. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire us, including an accumulation of shares in the open market, a partial or two-tier tender offer that does not treat all stockholders equally and other activities that the Board believes are not in the best interests of stockholders. The Rights may discourage a takeover and prevent our stockholders from receiving a premium for their shares.
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

     At June 30,2008, we had 36.7 million shares of common stock outstanding, 43.4 million additional shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.
     At our Annual Meeting of Stockholders held on July 11, 2007, our stockholders authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and the Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for six shares. On July 12, 2007, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to effect the reverse stock split. As of July 12, 2007, the effective date of the reverse stock split, every six shares of “old” common stock were converted into one “new” share of common stock. Upon the open of trading on July 13, 2007, the “new” shares of common stock began trading on the NASDAQ Global Market on a split-adjusted basis. As a result of the 1-for-6 reverse stock split, shares of our common stock outstanding were reduced from 183.7 million shares on a pre-split basis to 30.6 million shares on a post-split basis, or 83%. The resulting decrease in the number of shares of our common stock outstanding could potentially adversely affect the liquidity of our common stock, especially in the case of larger block trades.
     Effective May 7, 2008, we moved the trading of our common stock from The NASDAQ Capital Markets to the OTC Bulletin Board maintained by FINRA (formerly, the NASD). This action was taken pursuant to receipt of notification from the NASDAQ Listing Qualifications Panel that we had failed to demonstrate our ability to sustain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Markets. On July 10, 2008, we received notification from The NASDAQ Capital Market that The NASDAQ Capital Market had determined to remove our common stock from listing on such exchange. The delisting was effective at the opening of the trading session on July 21, 2008.
If our convertible noteholders convert their notes into shares of our common stock, our stockholders may be diluted.
     On June 5, 2008, we entered into a securities purchase agreement with certain institutional and accredited investors, to place up to $40 million of senior secured convertible notes, referred to herein as the notes, with such investors. On June 9, 2008, we placed $20 million of such notes in the initial closing. The notes bear interest at an annual rate of 15% per annum payable at quarterly intervals in stock or cash at the Company’s option, and will be convertible into shares of the Company’s common stock at a conversion rate of 100,000 shares of common stock for every $1,000 of principal; provided, however, at no time may the holder of a note convert such note if such conversion would cause the holder to beneficially own more than 4.999% of the then outstanding shares of common stock of the Company. Until June 9, 2009, the holders of the notes have the right, but not the obligation, to purchase in whole or in part up to an additional $20 million of notes. We have the right to force conversion of the notes in whole or in part if the closing bid price of our common stock exceeds $0.50 for a period of 20 consecutive trading days. Certain members of our senior management participated in the initial closing. Pursuant to the general security agreement, the notes are secured by a first lien on all of our assets, subject to certain exceptions set forth in such security agreement. The notes include certain events of default, including a requirement that we obtain stockholder approval within a specified period of time to amend our certificate of incorporation to authorize additional shares of common stock.
     The conversion of some or all of our notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

     If holders of our notes elect to convert their notes and sell material amounts of our common stock in the market, such sales could cause the price of our common stock to decline, and such downward pressure on the price of our common stock may encourage short selling of our common stock by holders of our notes or others. To the extent that holders of our notes elect to convert the notes into shares of our common stock and sell material amounts of those shares in the market, our stock price may decrease as a result of the additional amount of shares available on the market. The subsequent sales of these shares could encourage short sales by holders of notes and others, placing further downward pressure on our stock price.
     If there is significant downward pressure on the price of our common stock, it may encourage holders of notes or others to sell shares by means of short sales to the extent permitted under the U.S. securities laws. Short sales involve the sale by a holder of notes, usually with a future delivery date, of common stock the seller does not own. Covered short sales are sales made in an amount not greater than the number of shares subject to the short seller’s right to acquire common stock, such as upon conversion of notes. A holder of notes may close out any covered short position by converting its notes or purchasing shares in the open market. In determining the source of shares to close out the covered short position, a holder of notes will likely consider, among other things, the price of common stock available for purchase in the open market as compared to the conversion price of the notes. The existence of a significant number of short sales generally causes the price of common stock to decline, in part because it indicates that a number of market participants are taking a position that will be profitable only if the price of the common stock declines.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders in the quarter ended June 30, 2008.
Item 5. Other Information
None.

Item 6. Exhibits.
(a) Exhibits

Exhibit
Number	Description of Document

4.1	Form of Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2008).

4.2	Common Stock Purchase Warrant, dated June 9, 2008 (filed herewith).

10.1	Supply Agreement, dated May 1, 2008, between the Company and Avecia Biotechnology (filed herewith).*

10.2	Amendment to the Lease Agreement, dated May 27, 2008, between the Company and The Connell Company (filed herewith).

10.3	Securities Purchase Agreement, dated June 5, 2008, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2008).

10.4	General Security Agreement, dated June 9, 2008, by and among the Company, certain additional grantors as set forth therein and Tang Capital Partners, L.P. as agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2008).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated

Date: August 7, 2008
/s/ RAYMOND P. WARRELL, JR., M.D.

Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 7, 2008
/s/ GARY SIEGEL

Gary Siegel
Vice President, Finance
(principal financial and accounting officer)

     Exhibit Index

Exhibit
Number	Description of Document
4.1	Form of Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2008).

4.2	Common Stock Purchase Warrant, dated June 9, 2008 (filed herewith).

10.1	Supply Agreement, dated May 1, 2008, between the Company and Avecia Biotechnology (filed herewith) (filed herewith).*

10.2	Amendment to the Lease Agreement, dated May 27, 2008, between the Company and The Connell Company (filed herewith).

10.3	Securities Purchase Agreement, dated June 5, 2008, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2008).

10.4	General Security Agreement, dated June 9, 2008, by and among the Company, certain additional grantors as set forth therein and Tang Capital Partners, L.P. as agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2008).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the Securities and Exchange Commission.