Form 10-Q
period 2008-09-30
GENTA INC DE/
filed 2008-11-06
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐     No ☑
     As of November 1, 2008, the registrant had 36,760,558 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
(In thousands, except par value data)	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,715	$5,814
Marketable securities	—	1,999
Accounts receivable — net of allowances of $28 at September 30, 2008 and $38 at December 31, 2007	69	31
Inventory (Note 3)	145	225
Prepaid expenses and other current assets (Note 5)	18,521	19,170

Total current assets	27,450	27,239
Property and equipment, net	215	323
Deferred financing costs on convertible note financing (Note 6)	1,020	—
Deferred financing costs — warrant (Note 6)	6,428	—
Other assets	—	1,731

Total assets	$35,113	$29,293

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 5)	$30,827	$25,850
Notes payable	—	512

Total current liabilities	30,827	26,362

Long-term liabilities:
Conversion feature liability (Note 6)	520,000
Warrant liability (Note 6)	10,400
Convertible notes due June 9, 2010, issued for $20,000, net of debt discount of ($16,917) (Note 6)	3,083	—

Total long-term liabilities	533,483	—

Commitments and contingencies (Note 12)

Stockholders’ (deficit)/equity (Note 7):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at September 30, 2008 and December 31, 2007, respectively	—	—
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.001 par value; 250,000 shares authorized 36,761 and 30,621 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	37	31
Additional paid-in capital	444,462	441,159
Accumulated deficit	(973,696)	(438,288)
Accumulated other comprehensive income	—	29

Total stockholders’ (deficit)/equity	(529,197)	2,931

Total liabilities and stockholders’ (deficit)/equity	$35,113	$29,293

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Product sales — net	$115	$115	$363	$314
Cost of goods sold	26	20	79	68

Gross margin	89	95	284	246

Operating expenses:
Research and development	5,255	4,763	16,146	12,244
Selling, general and administrative	2,308	4,083	8,534	12,870
Settlement of office lease obligation (Note 4)	—	—	3,307	—
Reduction in liability for settlement of litigation, net (Note 5)	—	(800)	(340)	(2,600)

Total operating expenses	7,563	8,046	27,647	22,514

Other income/(expense):
Gain on maturity of marketable securities	—	49	31	93
Interest income and other income, net	56	195	157	738
Interest expense	(769)	(25)	(992)	(134)
Amortization of deferred financing costs and debt discount (Note 6)	(3,600)	—	(4,441)	—
Fair value — conversion feature liability (Note 6)	220,000	—	(500,000)	—
Fair value — warrant liability (Note 6)	4,400		(2,800)	—

Total other income/(expense)	220,087	219	(508,045)	697

Net income/(loss)	$212,613	$(7,732)	$(535,408)	$(21,571)

Net income/(loss) per basic share (Note 10)	$5.78	$(0.25)	$(14.97)	$(0.74)

Net income/(loss) per diluted share (Note 10)	$0.10	$(0.25)	$(14.97)	$(0.74)

Shares used in computing net income/(loss) per basic share (Note 10)	36,756	30,621	35,763	29,284

Shares used in computing net income/(loss) per diluted share (Note 10)	2,076,191	30,621	35,763	29,284

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Operating activities:
Net loss	$(535,408)	$(21,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	117
Amortization of deferred financing costs	4,441	—
Share-based compensation (Note 8)	432	1,187
Gain on maturity of marketable securities	(31)	(94)
Reduction in liability for settlement of litigation, net (Note 5)	(340)	(2,600)
Change in fair value — conversion feature liability (Note 6)	500,000	—
Change in fair value — warrant liability (Note 6)	2,800	—
Changes in operating assets and liabilities:
Accounts receivable	(38)	(6)
Inventory	80	69
Prepaid expenses and other current assets	649	1,235
Accounts payable and accrued expenses	5,317	(1,966)
Other assets	—	(31)

Net cash used in operating activities	(21,979)	(23,660)

Investing activities:
Purchase of marketable securities	—	(13,900)
Maturities of marketable securities	2,000	23,000
Release of restricted cash deposits (Note 4)	1,731	—
Purchase of property and equipment	(11)	(10)

Net cash provided by investing activities	3,720	9,090

Financing activities:
Repayments of note payable	(512)	(739)
Issuance of note payable	—	236
Issuance of convertible notes net of financing cost of $1,205 (Note 6)	18,795	—
Issuance of common stock, net (Note 7)	2,877	10,090

Net cash provided by financing activities	21,160	9,587

Increase/(decrease) in cash and cash equivalents	2,901	(4,983)
Cash and cash equivalents at beginning of period	5,814	9,554

Cash and cash equivalents at end of period	$8,715	$4,571

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
     1. Organization and Business
     Genta Incorporated (the “Company” or “Genta”) is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.
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
     Net cash used in operating activities during the nine months ended September 30, 2008 was $22.0 million.
     On June 5, 2008, the Company entered into a securities purchase agreement with certain institutional and accredited investors to place up to $40 million of senior secured convertible notes with such investors. On June 9, 2008, the Company placed $20 million of such notes in the initial closing.
     The notes bear interest at an annual rate of 15% payable at quarterly intervals in stock or cash at the Company’s option, and are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. Holders of the notes have the right, but not the obligation, for the 12 months following the initial closing date to purchase in whole or in part up to an additional $20 million of the notes. The Company shall have the right to force conversion of the notes in whole or in part if the closing bid price of the Company’s common stock exceeds $0.50 for a period of 20 consecutive trading days. Certain members of senior management of Genta participated in this offering. The notes are secured by a first lien on all assets of Genta.
     The notes include certain events of default, including a requirement that the Company obtain stockholder approval within a specified period of time to amend its certificate of incorporation to authorize additional shares of common stock. On October 6, 2008, at the Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 255,000,000, consisting of 250,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, to 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

     The Company will require additional cash in order to maximize its commercial opportunities and continue its clinical development opportunities. The Company has had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to the Company to subsequently sustain its operations include development and commercialization partnerships on other products in our pipeline, financing arrangements with potential corporate partners, debt financing, asset sales, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.
     The Company expects to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in its business and its current liquidity position. Presently, with no further financing, management projects that the Company will run out of funds in the first quarter of 2009. The Company currently does not have any additional financing in place. There can be no assurance that the Company can obtain financing, if at all, on terms acceptable to it.
     If the Company is unable to raise additional funds, it will need to do one or more of the following:
•	delay, scale back or eliminate some or all of the Company’s research and product development programs and sales and marketing activity;

•	license or sell to third parties products or technologies that the Company would otherwise seek to develop and commercialize themselves;

•	attempt to sell the Company;

•	cease operations; or

•	declare bankruptcy.
     2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. All professional accounting standards that are effective as of September 30, 2008 have been considered in preparing the consolidated financial statements. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

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
Income Taxes
     The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the three and nine months ended September 30, 2008 and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.
     The Company’s Federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. As of September 30, 2008, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $267 thousand related to this assessment. The Company appealed this decision to the State and on February 13, 2008, the State notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment. A preliminary pretrial conference has been scheduled with an assigned judge for December 2, 2008. If the matter is not settled beforehand, it is anticipated that the trial will commence in the first half of 2009.
     The Company recorded $50 thousand and $118 thousand in interest expense related to the State of New Jersey assessment during the nine months ended September 30, 2008 and 2007, respectively.
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

Deferred Financing Costs
     Deferred financing costs recorded in connection with the issuance of convertible notes, including a financing fee and the issuance of a warrant to the Company’s private placement agent, are being amortized over the two-year term of the convertible notes.
Net Income/(Loss) Per Common Share
     Net income/(loss) per common share for the three and nine months ended September 30, 2008 and 2007, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted net loss per share are identical for the three and nine months ended September 30, 2007 and for the nine months ended September 30, 2008 as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. The potentially dilutive securities include approximately 2,039.4 million and approximately 2.2 million shares on September 30, 2008 and 2007, respectively, reserved for the conversion of convertible notes, convertible preferred stock and the exercise of outstanding options and warrants.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”, and is not expected to have any impact on the Company’s financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB SFAS 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that adoption of this standard will have a material impact on its financial statements.
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
     In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release was effective January 1, 2008. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.
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
     In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which was effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applied to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that also elected to apply the provisions of SFAS 157, “Fair Value Measurements”. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not expect that adoption of SFAS No. 157 for the Company’s non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its financial statements.
3. Inventory
     Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$24	$24
Finished goods	121	201

	$145	$225

     The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.
4. Settlement of Office Lease Obligation
     In May 2008, the Company entered into an amendment of its Lease Agreement with The Connell Company (Connell), whereby the lease for one floor of office space in Berkeley Heights, New Jersey was terminated. Connell received a termination payment of $1.3 million, comprised solely of the Company’s security deposits and will receive a future payment from the Company of $2.0 million upon the earlier of July 1, 2009 or the receipt of at least $5.0 million in upfront cash from a business development deal.

5. Reduction in Liability for Legal Settlement
     The Company reached an agreement to settle a class action litigation in consideration for issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class, (see Note 12 to the Consolidated Financial Statements). The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. Effective June 25, 2007, the Company and plaintiffs executed a written Stipulation and Agreement of Settlement, which was filed with the Court on August 13, 2007, seeking preliminary approval. The unopposed Motion for Preliminary Approval of Settlement was granted on October 30, 2007, and the Court held a hearing on plaintiffs’ unopposed motion for final approval of the settlement on March 3, 2008. An order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008. The Company also entered into release and settlement agreements with its insurance carriers, pursuant to which insurance will cover the settlement fee and various costs incurred in connection with the action. Under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5,” the Company recorded an expense of $5.3 million, comprised of 2.0 million shares of the Company’s common stock valued at a market price of $2.64 on December 31, 2006. At December 31, 2007, the revised estimated value of the common shares portion of the litigation settlement was $1.0 million, based on a closing price of Genta’s common stock of $0.52 per share. At June 27, 2008, the date that the settlement became final, the revised value of the common stock portion of the litigation settlement was $0.7 million, based on a closing price of Genta’s common stock of $0.35 per share, resulting in a reduction in the provision of $0.3 million for the nine months ended September 30, 2008. The liability for the settlement of litigation, originally recorded at $23.2 million at December 31, 2006, is measured at $18.7 million at September 30, 2008 and is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. An insurance receivable of $18.0 million is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
6. Convertible Notes and Warrant
     On June 5, 2008, the Company entered into a securities purchase agreement with certain institutional and accredited investors to place up to $40.0 million of senior secured convertible notes with such investors. On June 9, 2008, the Company placed $20.0 million of such notes in the initial closing. The notes are due June 9, 2010 and bear interest at an annual rate of 15% payable at quarterly intervals in stock or cash at the Company’s option, and are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. In addition, the notes prohibit the Company from consummating any additional financing transaction without the approval of holders of more than two-thirds of the principal amount of the notes.
     The notes include certain events of default, including a requirement that the Company obtain stockholder approval within a specified period of time to amend its certificate of incorporation to authorize additional shares of common stock. On October 6, 2008, at the Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 255,000,000, consisting of 250,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, to 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

     Upon the occurrence of an event of default, holders of the notes have the right to require the Company to prepay all or a portion of their notes as calculated as the greater of (a) 150% of the aggregate principal amount of the note plus accrued interest or (b) the aggregate principal amount of the note plus accrued interest divided by the conversion price; multiplied by a weighted average price of the Company’s common stock. Pursuant to a general security agreement, entered into concurrently with the notes (the “Security Agreement”), the notes are secured by a first lien on all assets of the Company, subject to certain exceptions set forth in the Security Agreement.
     In addition, in connection with the placement of the senior secured convertible notes, the Company issued a warrant to its private placement agent to purchase 40,000,000 shares of common stock at an exercise price of $0.02 per share and incurred a financing fee of $1.2 million. The deferred financing costs, including the financing fee and the issuance of the warrant, are being amortized over the two-year term of the convertible notes.
     The Company concluded that it should initially account for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the notes should be classified as a liability measured at fair value on the balance sheet. In this case, if the Company was not successful in obtaining approval of its stockholders to increase the number of authorized shares to accommodate the potential number of shares that the notes convert into, the Company would have been required to cash settle the conversion option.
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
     At the recording of the initial closing, the fair value of the conversion feature, $380.0 million, exceeded the proceeds of $20.0 million. The difference of $360.0 million was charged to expense as the change in the fair market value of conversion liability. Accordingly, the Company recorded an initial discount of $20.0 million equal to the face value of the notes, which is being amortized over the two-year term using the effective-interest method.

     At June 30, 2008, the Company accounted for the conversion options using the fair value method, with the resultant loss recognition recorded against earnings. At June 30, 2008, the fair value of the conversion feature liability was $740.0 million, comprised of the $380.0 million recorded at the initial closing and $360.0 million recorded to mark the liability to market at June 30. At September 30, 2008, the fair value of the conversion feature liability was valued at $520.0 million, with the resultant reduction in the liability included in earnings. The conversion option was valued at June 9, 2008, June 30, 2008 and September 30, 2008 using the Black-Scholes valuation model with the following assumptions:

	September 30, 2008	June 30, 2008	June 9, 2008
Price of Genta common stock	$0.27	$0.38	$0.20
Volatility	137.4%	127.7%	125.6%
Risk-free interest rate	1.93%	2.63%	2.73%
Remaining contractual lives	1.69	1.94	2.00
     The conversion feature liability will be re-measured and credited to permanent equity as of October 6, 2008, as on that date, the Company’s stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance.
     The Company also classified the warrant obligation as a liability to be measured at fair value on the balance sheet, in accordance with EITF 00-19. Accordingly, at June 9, 2008, the Company recorded the warrant liabilities at a fair value of $7.6 million based upon the Black-Scholes valuation model. The warrant liabilities will also be accounted as permanent equity as of October 6, 2008.
     At June 30, 2008, the Company accounted for the warrant liabilities using the fair value method, with the resultant loss recognition recorded against earnings. At June 30, 2008, the fair value of the warrant liability was $14.8 million, comprised of the $7.6 million recorded at the initial closing and $7.2 million recorded to mark the liability to market at June 30, 2008. At September 30, 2008, the fair value of the warrant liability was valued at $10.4 million, with the resultant reduction in the liability included in earnings. The warrant liability was valued at June 9, 2008, June 30, 2008 and September 30, 2008 using the Black-Scholes valuation model with the following assumptions:

	September 30, 2008	June 30, 2008	June 9, 2008
Price of Genta common stock	$0.27	$0.38	$0.20
Volatility	128.4%	115.5%	115.0%
Risk-free interest rate	2.87%	3.34%	3.41%
Remaining contractual life	4.69	4.94	5.00
7. Stockholders’ Equity
Common Stock
     On February 13, 2008, the Company sold 6.1 million shares of the Company’s common stock at a price of $0.50 per share, raising approximately $3.1 million, before fees and expenses of $183 thousand.
     On October 6, 2008, at the Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 255,000,000, consisting of 250,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, to 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

Series A Preferred Stock
     Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of September 30, 2008 and December 31, 2007, each share of Series A Preferred Stock was convertible into 153.4393 and 2.3469 shares of common stock, respectively. At September 30, 2008 and December 31, 2007, the Company had 7,700 shares of Series A Convertible Preferred Stock issued and outstanding.
Warrant
     In connection with the June 2008 convertible note financing, the Company issued a common stock purchase warrant to its private placement agent. The warrant is exercisable into 40,000,000 shares of common stock at an exercise price of $0.02 per share.
8. Share-Based Compensation
     The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”) and Staff Accounting Bulletin 110 (“SAB 110”), using a “simplified” method. The Company will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. There were no grants of stock options during the nine months ended September 30, 2008. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2007:

Nine Months Ended
September 30, 2007
Expected volatility	102%
Expected dividends	—
Expected term (in years)	6.25
Risk-free rate	4.6%
     Share-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007, respectively, was comprised as follows:

	Three months ended		Nine months ended
	September 30		September 30
($ thousands, except per share data)	2008	2007	2008	2007
Research and development expenses	$35	$95	$131	$446
Selling, general and administrative	92	163	301	740

Total share-based compensation expense	$127	$258	$432	$1,186

Share-based compensation expense, per basic and diluted common share	$0.00	$0.01	$0.01	$0.04

9. Stock Option Plans
     The Company’s share-based compensation plans are described below:
2007 Stock Incentive Plan
     On September 17, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), pursuant to which 8.5 million shares of the Company’s common stock would be authorized for issuance, subject to approval of the Company’s stockholders. On September 17, 2007 and September 20, 2007, the Board of Directors approved the issuance of a combined total of 5.4 million options under the 2007 Plan. Awards granted under the plan prior to stockholder approval of the plan were subject to and conditioned upon receipt of such approval on or before September 17, 2008. The Company did not obtain stockholder approval of this plan; the plan was terminated and awards granted pursuant to the plan were terminated. The Company did not recognize compensation expense for grants under the 2007 Plan because grants of these options were contingent upon stockholder approval, and therefore, a grant date as defined in SFAS 123R had not occurred.
     Acquisition Bonus Program
     On September 17, 2007, the Board of Directors approved an Acquisition Bonus Program. Under the program, participants are eligible to share in a portion of the proceeds realized from a change in control of the Company that occurs prior to December 31, 2008.
     Pursuant to the program, participants selected by the Board of Directors will be awarded a number of units with a designated base value. The amount of a participant’s bonus award will be determined by multiplying (i) the difference between the unit value and the base value by (ii) the number of units awarded to such participant. The unit value for each unit will be determined by dividing the change in control proceeds (as defined in the award agreement) by the total number of shares of the Company’s common stock outstanding at the time of the change in control. The units will be subject to a vesting schedule, if any, determined by the Board of Directors at the time the unit award is made. Bonus awards will generally be paid in cash within 30 days after the later of (i) the effective date of the change in control or (ii) the date the change in control proceeds are paid to the Company’s stockholders. The maximum number of units that may be awarded under the Acquisition Bonus Program is 8.5 million units, which equals the number of shares of the Company’s common stock that were authorized for issuance under the 2007 Plan. On September 27, 2007, 5.4 million acquisition bonus units were granted under the Acquisition Bonus Program, and as of September 30, 2008, 4.0 million acquisition bonus units are outstanding.
1998 Stock Incentive Plan
     Pursuant to the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 3.4 million shares have been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards were granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vest over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted have contractual terms of ten years from the date of the grant. As of May 27, 2008, the authorization to provide grants under the 1998 Plan expired.

     The following table summarizes the option activity under the 1998 Plan as of September 30, 2008 and changes during the nine months then ended:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	(in	Exercise	Term	Intrinsic Value
	thousands)	Price	(in years)	(in thousands)
Stock Options
Outstanding at January 1, 2008	2,155	$23.05
Granted	—	—
Exercised	—	—
Forfeited or expired	(250)	15.84

Outstanding at September 30, 2008	1,905	$23.99	4.0	$—

Vested and exercisable at September 30, 2008	1,280	$23.17	1.7	$—

     There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at September 30, 2008. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.
     As of September 30, 2008, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation resulting from stock options granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 1.1 years.
     The following table summarizes the restricted stock unit (RSU) activity under the 1998 Plan as of September 30, 2008 and changes during the nine months then ended:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	(in thousands)	per Share
Restricted Stock Units
Outstanding nonvested RSUs at January 1, 2008	20	$1.42
Granted	488	$0.41
Vested	(20)	$1.42
Forfeited or expired	(235)	$0.41

Outstanding nonvested RSUs at September 30, 2008	253	$0.41
     As of September 30, 2008, there was approximately $31 thousand of total unrecognized compensation cost related to non-vested share-based compensation resulting from RSUs granted under the 1998 Plan, which is expected to be recognized over the next nine months.
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

     The following table summarizes the option activity under the Directors’ Plan as of September 30, 2008 and changes during the nine months then ended:

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	(in	Exercise	Term	Intrinsic Value
	thousands)	Price	(in years)	(in thousands)
Stock Options
Outstanding at January 1, 2008	113	$30.61
Granted	—	—
Exercised	—	—
Forfeited or expired	(1)	$39.00

Outstanding at September 30, 2008	112	$30.49	5.7	$—

Vested and exercisable at September 30, 2008	112	$30.49	5.7	$—

     There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at September 30, 2008. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.
     10. Net Income/(Loss) per Share
     The information required to compute basic and diluted net income/(loss) per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income/(loss)	$212,613	$(7,732)	$(535,408)	$(21,571)
Plus: income impact of assumed conversion Interest on convertible debt	750	—	—	—

Net income/(loss) plus assumed conversion	$213,363	$(7,732)	$(535,408)	$(21,571)

Denominator:
Weighted average shares outstanding:
Basic	36,756	30,621	35,763	29,284
Effect of dilutive convertible notes	2,000,000	—	—	—
Effect of dilutive warrant	38,000	—	—	—
Effect of dilutive restricted stock units and convertible preferred stock	1,435	—	—	—

Diluted	2,076,191	30,621	35,763	29,284

Net income/(loss) per share:
Basic	$5.78	$(0.25)	$(14.97)	$(0.74)
Diluted	$0.10	$(0.25)	$(14.97)	$(0.74)

11. Comprehensive Loss
     An analysis of comprehensive income(loss) is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Net income/(loss)	$212,613	$(7,732)	$(535,408)	$(21,571)
Change in market value of available-for-sale marketable securities	—	47	—	122

Total comprehensive loss	$212,613	$(7,685)	$(535,408)	$(21,449)

12. Commitments and Contingencies
     Litigation and Potential Claims
     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s stockholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The stockholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. A Court order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008. See Note 5 to the Consolidated Financial Statements for a discussion on the accounting for the liability for the legal settlement. The settlement did not constitute an admission of guilt or liability.
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

     In November 2007, a complaint against the Company was filed in the United States District Court for the District of New Jersey by Ridge Clearing & Outsourcing Solutions, Inc. The complaint alleges, among other things, that the Company caused or contributed to losses suffered by a Company stockholder, which have been incurred by Ridge. The Company and Ridge settled this complaint in September 2008. The settlement did not constitute an admission of guilt or liability.
     On September 26, 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, its Board of Directors, and certain of its executive officers in Superior Court of New Jersey. The complaint alleges that in issuing $20 million of convertible notes, the Company, its Board of Directors and Officers breached their fiduciary duties. The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.
13.	Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities
     No interest or income taxes were paid during the nine months ended September 30, 2008 and 2007, respectively.
14. Subsequent Event
     At the Company’s Annual Meeting of Stockholders, held on October 6, 2008, the Company’s stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 255,000,000, consisting of 250,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, to 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain Factors Affecting Forward-Looking Statements — Safe Harbor Statement
     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:
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
     From our inception to September 30, 2008, we have incurred a cumulative net deficit of $973.7 million. Our recurring losses from operations and our negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect that such losses will continue at least until our lead product, Genasense®, is approved by one or more regulatory authorities for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.
     We had $8.7 million of cash and cash equivalents on hand at September 30, 2008. Cash used in operating activities during the first nine months of 2008 was $22.0 million.
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
     We expect to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. On June 5, 2008, we entered into a securities purchase agreement with certain institutional and accredited investors to place up to $40 million of our senior secured convertible notes with such investors. On June 9, 2008, we placed $20 million of such notes in the initial closing. Presently, with no further financing, we project that we will run out of funds in the first quarter of 2009. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
     Our financial results have been and will continue to be significantly affected by regulatory actions related to Genasense®.
     Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in a number of diseases. Under our own sponsorship or in collaboration with the U.S. National Cancer Institute (NCI), we are currently conducting additional clinical trials. We are especially interested in the development, regulatory approval, and commercialization of Genasense® in at least three diseases: melanoma; chronic lymphocytic leukemia (CLL); and non-Hodgkin’s lymphoma (NHL).

     Genasense® has been submitted for regulatory approval in the U.S. on two occasions and to the European Union (EU) once. These applications proposed the use of Genasense® plus chemotherapy for patients with advanced melanoma (U.S. and EU) and relapsed or refractory chronic lymphocytic leukemia (CLL) (U.S.-only). None of these applications resulted in regulatory approval for marketing. Nonetheless, we believe that Genasense® can ultimately be approved and commercialized for both of these indications, as well as for other diseases, and we have undertaken a number of initiatives in this regard that are described below. At present, a New Drug Application (NDA) for CLL is pending before FDA with a decision date scheduled for December 3, 2008. We are also currently accruing patients to a randomized Phase 3 study in patients with advanced melanoma that should complete in 2009.
     The initial NDA for Genasense® in melanoma was withdrawn in 2004 after an advisory committee to the Food and Drug Administration (FDA) failed to recommend approval. A negative decision was also received for a similar application in melanoma from the European Medicines Agency (EMEA) in 2007. Data from the Phase 3 trial that comprised the primary basis for these applications were published in a peer-reviewed journal in 2006. These results showed that treatment with Genasense® plus dacarbazine compared with dacarbazine alone in patients with advanced melanoma was associated with a statistically significant increase in overall response, complete response, durable response, and progression-free survival (PFS). However, the primary endpoint of overall survival approached but did not quite reach statistical significance (P=0.077). Subsequently, our analysis of this trial showed that there was a significant treatment interaction effect related to levels of a blood enzyme known as LDH. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal for this lab value. LDH had also been previously described by others as the single most important prognostic factor in advanced melanoma.
     Based on these data, in August 2007 we initiated a new Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. This trial, known as AGENDA, is a randomized, double-blind, placebo-controlled study in which patients are randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study uses LDH as a biomarker to identify patients who are most likely to respond to Genasense®, based on data obtained from our preceding trial in melanoma. The co-primary endpoints of AGENDA are progression-free survival (PFS) and overall survival.
     AGENDA is designed to expand evidence for the safety and efficacy of Genasense® when combined with dacarbazine for patients who have not previously been treated with chemotherapy. The study prospectively targets patients who have low-normal levels of LDH. We expect to enroll approximately 300 subjects at approximately 90 sites worldwide in this trial. Genasense® in melanoma has been designated an Orphan Drug in Australia and the United States, and the drug has Fast Track designation in the United States. Target accrual is currently projected to be completed in the first quarter of 2009. Data on the final assessment of PFS and an interim assessment of overall survival are expected in 2009. If these data are positive, we expect to discuss these results with the FDA and EMEA and to secure agreement from these agencies that Genta may commence submission of new regulatory applications for the approval of Genasense® plus chemotherapy in patients with advanced melanoma. Approval by FDA and EMEA will allow Genasense® to be commercialized by us in the U.S. and in the European Union.
     Given our belief in the activity of Genasense® in melanoma, we have initiated additional clinical studies in this disease. One such study is a Phase 2 trial of Genasense® plus a chemotherapy regimen consisting of Abraxane® (paclitaxel albumen) plus temozolomide (Temodar®). We also expect to examine different dosing regimens that will improve the dosing convenience and commercial acceptance of Genasense®, including its administration by brief (1-2 hour) IV infusions.

     Our initial NDA for the use of Genasense® plus chemotherapy in patients with relapsed or refractory CLL was not approved. We conducted a randomized Phase 3 trial in 241 patients with relapsed or refractory CLL who were treated with fludarabine and cyclophosphamide (Flu/Cy) with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase (17% vs. 7%; P=0.025) in the proportion of patients who achieved a complete response (CR), defined as a complete or nodular partial response. Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median not reached but exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).
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
     We submitted our NDA to the FDA in December 2005 in which we sought accelerated approval for the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. In December 2006, we received a “non-approvable” notice for that application from FDA. However, since we believed that our application had met the regulatory requirements for approval, in April 2007, we filed an appeal of the non-approvable notice using FDA’s Formal Dispute Resolution process. In March 2008, we received a formal notice from FDA that indicated additional confirmatory evidence would be required to support approval of Genasense® in CLL. In that communication, FDA recommended two alternatives for exploring that confirmatory evidence. One option was to conduct an additional clinical trial. The other option was to collect additional information regarding the clinical course and progression of disease in patients from the completed trial. We have elected to pursue both of these options.
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

     We believe that the significant survival benefit associated with major responses to Genasense® may provide the confirmatory evidence of clinical benefit that was requested by FDA. We submitted these new data to FDA in the second quarter of 2008, and the submission was accepted as a “complete response” to the non-approvable decision letter on July 11, 2008. In that notice of acceptance, FDA assigned a Prescription Drug User Fee (PDUFA) goal date of December 3, 2008, meaning that FDA will respond to the new submission regarding approvability of the CLL NDA on or before that date. We have elected not to initiate the aforementioned confirmatory trial until FDA has rendered its decision on the pending NDA.
     As with melanoma, Genta believes the clinical activity in CLL should be explored with additional clinical research. We plan to explore combinations of Genasense with other drugs that are used for the treatment of CLL, and to examine more convenient dosing regimens.
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
     In addition to these three smaller indications, we are interested in examining the activity of tesetaxel in patients with hormone-refractory prostate cancer (HRPC) and in breast cancer. Docetaxel (Taxotere®) is the only taxane approved for first-line use in patients with HRPC. Although docetaxel has been shown to extend survival in men with HRPC, its use is associated with a high incidence of moderate-to severe toxicity. If tesetaxel is shown to be active in HRPC, we believe its safety profile may be substantially superior to docetaxel and may supplant that drug for first-line use in this indication. However, the development of drugs in this indication is very costly. Additional funding will be required to support the extended clinical testing that will be required to secure regulatory approval in HRPC. As previously noted, the Phase 2a study previously conducted in patients with advanced breast cancer was positive and yielded an overall response rate of 38%.

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
     We currently intend to pursue a 505(b)(2) strategy to establish bioequivalence to our marketed product, Ganite®, for the initial regulatory approval of G4544. However, we believe this drug may also be useful for treatment of other diseases associated with accelerated bone loss, such as bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. While we have no current plans to begin clinical development in the area of infectious disease, we intend to support research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs.
     Lastly, we have announced our intention to seek a buyer for Ganite®, our sole marketed product. Our financial constraints have prevented us from investing in adequate commercial support for Ganite®, and the intellectual property that provided us with an exclusive position in the United States has now expired.
Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007

($ thousands)	2008	2007
Product sales — net	$115	$115
Cost of goods sold	26	20

Gross margin	89	95

Operating expenses:
Research and development	5,255	4,763
Selling, general and administrative	2,308	4,083
Reduction in liability for settlement of litigation, net	—	(800)

Total operating expenses	7,563	8,046

Other income/(expense):
Amortization of deferred financing costs	(3,600)	—
Fair market value — conversion feature liability	220,000	—
Fair market value — warrant liability	4,400	—
All other (expense)/ income, net	(713)	219

Total other income/(expense), net	220,087	219

Net income/(loss)	$212,613	$(7,732)

Product sales-net
     Product sales-net of Ganite® were $110 thousand for the three months ended September 30, 2008, compared with $92 thousand for the three months ended September 30, 2007. Product sales-net in 2008 include $5 thousand through the “named-patient” program managed for us by IDIS Limited (a privately owned company based in the United Kingdom), whereby IDIS distributes Ganite® and Genasense® on a ''named patient’’ basis. ''Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient. Product sales-net in 2007 include $23 thousand under the named-patient program.

Cost of goods sold
     There was a higher cost of goods sold in the three months ended September 30, 2008 than in the three months ended September 30, 2007 as a result of an increase in sales of Ganite®.
Research and development expenses
     Research and development expenses were $5.3 million for the three months ended September 30, 2008, compared with $4.8 million for the three months ended September 30, 2007. This increase was primarily due to higher expenses from the AGENDA clinical trial, partially offset by lower payroll costs, resulting from lower headcount. In April 2008 and in May 2008, we reduced our workforce to conserve cash.
     Research and development expenses incurred on the Genasense® project during the three months ended September 30, 2008 were approximately $4.9 million, representing 94% of research and development expenses.
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
Selling, general and administrative expenses
     Selling, general and administrative expenses were $2.3 million for the three months ended September 30, 2008, compared with $4.1 million for the three months ended September 30, 2007. This decrease was primarily due to lower office rent, resulting from our termination of a lease for one floor of office space earlier this year, lower payroll costs, resulting from the two reductions in workforce, as well as lower administrative expenses.
Provision for settlement of litigation, net
     In the fourth quarter of 2006, we recorded an expense of $5.3 million that provides for the issuance of 2.0 million shares of Genta common stock, for a settlement in principle of class action litigation. The expense is net of insurance recovery of $18.0 million. At September 30, 2007, the revised estimated value of the common shares portion of the litigation settlement was $2.7 million, resulting in a reduction in the provision of $0.8 million for the third quarter of 2007. At June 27, 2008, the date that the settlement became final, the revised value of the common stock portion of the litigation settlement was fixed at $0.7 million.
Amortization of deferred financing costs
     On June 9, 2008, we issued $20 million of our senior secured convertible notes, issued our private placement agent a warrant to purchase 40,000,000 shares of our common stock at an exercise price of $0.02 per share and incurred a financing fee of $1.2 million. The deferred financing costs, including the financing fee and the issuance of the warrant, are being amortized over the two-year term of the convertible notes, resulting in amortization of $3.6 million for the three months ended September 30, 2008.

Fair value — conversion feature liability
     On the issuance date there was an insufficient number of authorized shares of common stock in order to permit exercise of all of the notes. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), when there are insufficient authorized shares, the conversion obligation for the notes should be classified as a liability measured at fair value on the balance sheet.
     On June 9, 2008, based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.20 per share, we calculated a fair value of the conversion feature of $380.0 million and expensed $360.0 million, the amount that exceeded the proceeds of the $20.0 million from the initial closing. On June 30, 2008, based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.38 per share, we expensed an additional $380.0 million to mark the conversion feature liability to market. At September 30, 2008, the fair value of the conversion feature liability was valued at $520.0 million, based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.27 per share. We recorded a reduction in the conversion feature liability of $220.0 million, with the resultant reduction in the liability included in earnings.
     The conversion feature liability will be re-measured and credited to permanent equity as of October 6, 2008, the date on which our stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance.
Fair value — warrant liability
     The warrant was also treated as a liability and was initially recorded at a fair value of $7.6 million based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.20 per share. On June 30, 2008, based on a Black-Scholes valuation model that included a closing price of our common stock of $0.38 per share, we expensed $7.2 million to mark the warrant liability to market. At September 30, 2008, the fair value of the warrant liability was valued at $10.4 million, based on a Black-Scholes valuation model that included a closing price of our common stock of $0.27 per share. We recorded a reduction in the warrant liability of $4.4 million, with the resultant reduction in the liability included in earnings.
     The warrant liability will also be re-measured and credited to permanent equity as of October 6, 2008.
All other (expense)/ income, net
     Net other expense of $0.7 million for the three months ended September 30, 2008 unfavorably compared to net other income of $0.2 million for the three months ended September 30, 2007, due to $0.7 million of accrued interest on the recently issued convertible notes and from lower investment income, resulting from lower investment balances.
Net income/(loss)
     Genta recorded net income of $212.6 million, or net income per basic share of $5.78 and net income per diluted share of $0.10, for the three months ended September 30, 2008 and incurred a net loss of $7.7 million, or $0.25 per basic and diluted share, for the three months ended September 30, 2007.
     Income for the third quarter of 2008 compares favorably to the prior-year period due to the mark-to-market income on the conversion feature liability of $220.0 million, the mark-to-market income on the warrant liability of $4.2 million and lower selling, general and administrative expenses, slightly offset by the amortization of deferred financing costs of $3.6 million and higher expenses resulting from the AGENDA clinical trial.

     Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

($ thousands)	2008	2007
Product sales — net	$363	$314
Cost of goods sold	79	68

Gross margin	284	246

Operating expenses:
Research and development	16,146	12,244
Selling, general and administrative	8,534	12,870
Settlement of office lease obligation	3,307	—
Reduction in liability for settlement of litigation, net	(340)	(2,600)

Total operating expenses	27,647	22,514

Other (expense)/income:
Amortization of deferred financing costs	(4,441)	—
Fair market value — conversion feature liability	(500,000)	—
Fair market value — warrant liability	(2,800)	—
All other (expense)/ income, net	(804)	697

Total other (expense)/income, net	(508,045)	697

Net loss	$(535,408)	$(21,571)

Product sales-net
     Product sales-net of Ganite® were $343 thousand for the nine months ended September 30, 2008, compared with $291 thousand for the nine months ended September 30, 2007. Product sales-net in 2008 and 2007 includes $20 thousand and $23 thousand, respectively, through the “named-patient” program managed for us by IDIS.
Cost of goods sold
     There was a higher cost of goods sold in the nine months ended September 30, 2008 than in the nine months ended September 30, 2007 as a result of increased sales of Ganite®.
Research and development expenses
     Research and development expenses were $16.1 million for the nine months ended September 30, 2008, compared with $12.2 million for the nine months ended September 30, 2007. This increase was primarily due to the recognition in March 2008 of $2.5 million for license payments on tesetaxel and higher expenses from the AGENDA clinical trial, partially offset by lower payroll costs, resulting from lower headcount.
     Research and development expenses incurred on the Genasense® project during the nine months ended September 30, 2008 were approximately $12.6 million, representing 78% of research and development expenses, (including the $2.5 million for license payments of tesetaxel). Excluding the expense of $2.5 million that was recorded for license payments of tesetaxel, research and development expenses incurred on Genasense® represented 93% of research and development expenses.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $8.5 million for the nine months ended September 30, 2008, compared with $12.9 million for the nine months ended September 30, 2007. The decrease is primarily due to our efforts at lowering administrative expenses, lower office rent of $0.6 million and lower payroll costs, resulting from the two reductions in workforce.

Settlement of office lease obligation
     In May 2008, we entered into an amendment of our Lease Agreement with The Connell Company, (Connell) whereby the lease for one floor of our office space in Berkeley Heights, New Jersey was terminated. Connell received a termination payment of $1.3 million, comprised solely of our security deposits and will receive a future payment from us of $2.0 million upon the earlier of July 1, 2009 or our receipt of at least $5.0 million in upfront cash from a business development deal. We accrued for the $2.0 million and it is included in accounts payable and accrued expenses on our Consolidated Balance Sheets. This transaction resulted in an incremental $3.3 million in expenses for the nine months ended September 30, 2008.
Provision for settlement of litigation, net
     From January 1, 2008 through June 27, 2008, the date that the settlement of class action litigation became final, the reduction in the price of Genta’s common stock resulted in a reduction in the provision of $0.3 million. During the nine months ended September 30, 2007, the provision for settlement of litigation declined $2.6 million due to the reduction in the price of our common stock.
Amortization of deferred financing costs
     Financing costs deferred from our issuance of convertible notes, including a financing fee and the issuance of a warrant, are being amortized over the two-year term of the convertible notes, resulting in amortization of $4.4 million for the nine months ended September 30, 2008.
Fair value — conversion feature liability
     At September 30, 2008, the fair value of our conversion feature liability was valued at $520.0 million, based upon a Black-Scholes valuation model that included a closing price of our common stock of $0.27 per share. Through the nine months ended September 30, 2008 we have recorded a total expense of $500.0 million.
     The conversion feature liability will be re-measured and credited to permanent equity as of October 6, 2008, the date on which our stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance.
Fair value — warrant liability
     At September 30, 2008, the fair value of the warrant liability was valued at $10.4 million, based on a Black-Scholes valuation model that included a closing price of our common stock of $0.27 per share. Through the nine months ended September 30, 2008 we have recorded a total expense of $2.8 million.
     The warrant liability will also be re-measured and credited to permanent equity as of October 6, 2008.
All other (expense)/ income, net
     Net other expense of $0.8 million for the nine months ended September 30, 2008 unfavorably compared to net other income of $0.7 million for the nine months ended September 30, 2007, due to $0.9 million of accrued interest on the recently issued convertible notes and from lower investment income, resulting from lower investment balances.
Net loss
     Genta incurred a net loss of $535.4 million, or $14.97 per share, for the nine months ended September 30, 2008 and $21.6 million, or $0.74 per share, for the nine months ended September 30, 2007.

     The larger net loss in 2008 is primarily due to the mark-to-market charge on the conversion feature liability of $500.0 million, the amortization of deferred financing costs of $4.4 million, the expenses resulting from the reduction in our office space of $3.3 million, the mark-to-market charge on the warrant liability of $2.8 million, the recognition in March 2008 for our license payments on tesetaxel of $2.5 million and higher expenses resulting from the AGENDA clinical trial, slightly offset by lower payroll costs, resulting from the two reductions in workforce, as well as lower administrative expenses.
Liquidity and Capital Resources
     At September 30, 2008, we had cash, cash equivalents and marketable securities totaling $8.7 million, compared with $7.8 million at December 31, 2007, reflecting the net proceeds from the placement of $20 million of notes on June 9, 2008 offset by funds used in operating our company.
     The 2-year notes bear interest at an annual rate of 15% payable at quarterly intervals in stock or cash at our option, and the notes are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. Holders of the notes have the right, but not the obligation, for the following 12 months following the initial closing date to purchase in whole, or in part, up to an additional $20 million of the notes. We have the right to force conversion of the notes in whole, or in part, if the closing bid price of our common stock exceeds $0.50 for a period of 20 consecutive trading days. Certain members of our senior management participated in this offering. The notes are secured by a first lien on all of our assets. In addition, the notes prohibit any additional financing without the approval of holders of more than two-thirds of the principal amount of the notes.
     The notes include certain events of default, including a requirement that we obtain stockholder approval within a specified period of time to amend its certificate of incorporation to authorize additional shares of common stock. On October 6, 2008, at the Annual Meeting of Stockholders, our stockholders approved an amendment to Genta’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 255,000,000, consisting of 250,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, to 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.
     Upon the occurrence of an event of default, holders of the notes have the right to require us to prepay all, or a portion, of their notes as calculated as the greater of (a) 150% of the aggregate principal amount of the note plus accrued interest or (b) the aggregate principal amount of the note plus accrued interest divided by the conversion price; multiplied by a weighted average price of our common stock. Pursuant to a general security agreement, entered into concurrently with the notes, the notes are secured by a first lien on all of our assets.
     During the first nine months of 2008, cash used in operating activities was $22.0 million compared with $23.7 million for the same period in 2007.
     In February 2008, we sold 6.1 million shares of our common stock at a price of $0.50 per share, raising approximately $3.1 million, before fees and expenses of approximately $183 thousand.
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

     Irrespective of whether an NDA or MAA for Genasense® is approved, we will require additional cash in order to maximize this commercial opportunity and to continue its clinical development opportunities. We have had discussions with other companies regarding partnerships for the further development and global commercialization of Genasense®. Additional alternatives available to us to sustain our operations include financing arrangements with potential corporate partners, debt financing, asset-based loans, royalty-based financing, equity financing, profits from named-patient sales, and other potential sources of financing. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available to us on favorable terms, if at all.
     We expect to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Presently, with no further financing, we project that we will run out of funds in the first quarter of 2009. We currently do not have any additional financing in place. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
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
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”, and is not expected to have any impact on our financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB SFAS 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that adoption of this standard will have a material impact on our financial statements.
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
     In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release was effective January 1, 2008. The implementation of this standard did not have a material effect on our consolidated financial statements.
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
     In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which was effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The implementation of this standard did not have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, “Fair Value Measurements”. The implementation of this standard did not have a material effect on our consolidated financial statements.

     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not expect that adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our financial statements.
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
     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2008. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.
Item 4T. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As required by Rule 13a-15(b), Genta’s Chief Executive Officer and Principal Accounting and Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company’s ''disclosure controls and procedures’’ (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

PART II
Item 1. Legal Proceedings
     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against Genta and certain of its principal officers on behalf of purported classes of the Company’s stockholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The stockholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. The Company reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class. The cash portion of the proposed settlement will be covered by the Company’s insurance carriers. A Court order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008. The settlement did not constitute an admission of guilt or liability.
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
     In November 2007, a complaint against the Company was filed in the United States District Court for the District of New Jersey by Ridge Clearing & Outsourcing Solutions, Inc. The complaint alleges, among other things, that the Company caused or contributed to losses suffered by a Company stockholder, which have been incurred by Ridge. The Company and Ridge settled this complaint in September 2008. The Settlement did not constitute an admission of guilt or liability.
     On September 26, 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, its Board of Directors, and certain of its executive officers in Superior Court of New Jersey. The complaint alleges that in issuing $20 million of convertible notes, the Company, its Board of Directors and Officers breached their fiduciary duties. The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.

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
     We cannot assure you that Genasense® will receive FDA or EMEA approval. For example, The New Drug Application for Genasense® in melanoma was withdrawn in 2004 after an advisory committee to the Food and Drug Administration (FDA) failed to recommend approval. A negative decision was also received for a similar application in melanoma from the European Medicines Agency (EMEA) in 2007. Our initial NDA for the use of Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful. At present, a New Drug Application (NDA) for CLL is pending before FDA with a decision date scheduled for December 3, 2008. We are also currently accruing patients to a randomized Phase 3 study in patients with advanced melanoma that should complete in 2009.
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

If we are unable to raise additional funds, we will need to do one or more of the following:
•	delay, scale back or eliminate some or all of our research and product development programs;

•	license or sell to third parties products or technologies that we would otherwise seek to develop and commercialize ourselves;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.
     We expect to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position. Presently, with no further financing, we will run out of funds in the first quarter of 2009. We currently do not have any additional financing in place. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
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
     We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to September 30, 2008, we have incurred a cumulative net deficit of $973.7 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.
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
     In 2004, numerous complaints were filed in the United States District Court for the District of New Jersey, or the Court, against us and certain of our principal officers on behalf of purported classes of the Company’s stockholders who purchased its securities during several class periods. The complaints were consolidated into a single action and alleged that the Company and certain of its principal officers violated the federal securities laws by issuing materially false and misleading statements regarding Genasense® for the treatment of malignant melanoma that had the effect of artificially inflating the market price of the Company’s securities. The stockholder class action complaint sought monetary damages in an unspecified amount and recovery of plaintiffs’ costs and attorneys’ fees. We reached an agreement with plaintiffs to settle the class action litigation in consideration for the issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class. The cash portion of the proposed settlement will be covered by our insurance carriers. A Court order approving the settlement was issued on May 27, 2008 and the settlement became final on June 27, 2008. The settlement and potential settlement did not constitute an admission of guilt or liability.
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
     On September 26, 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, its Board of Directors, and certain of its executive officers in Superior Court of New Jersey. The complaint alleges that in issuing $20 million of convertible notes, the Company, its Board of Directors and Officers breached their fiduciary duties. The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.
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
     At September 30, 2008, we had 36.8 million shares of common stock outstanding, 45.7 million shares reserved for the conversion of convertible preferred stock and the exercise of outstanding options and warrants, and 2.0 billion additional shares reserved for the conversion of the convertible notes. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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
Our common stock is considered a “penny stock” and does not qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.
     Our common stock is classified as a “penny stock” by the SEC and is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of our shares of common stock being subject to the rules on penny stocks, the liquidity of our common stock may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our Annual Meeting of Stockholders, herein referred to as the Annual Meeting, on October 6, 2008. There were present at the Annual Meeting in person or by proxy, stockholders holding an aggregate of 25,446,310 out of a total number of 36,760,558 shares of common stock issued and outstanding and entitled to vote at the meeting.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Directors’ nominees for directors listed in our definitive proxy statement dated as of August 28, 2008. All of the nominees for the Board of Directors were elected.

(c)	At the Annual Meeting, stockholders voted to approve all resolutions that were proposed in the proxy statement. Briefly described below is each resolution voted upon at the Annual Meeting and the corresponding results.
(i) Election of five directors. The result of the voting was as follows:

Directors	Votes For	Withheld
Raymond P. Warrell, Jr., M.D.	23,768,345	1,677,965
Martin J. Driscoll	23,814,486	1,631,824
Christopher P. Parios	23,819,431	1,626,879
Daniel D. Von Hoff, M.D.	23,800,102	1,646,208
Douglas G. Watson	23,826,234	1,620,076

(ii) Approval of an amendment to our Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 255,000,000, consisting of 250,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, to 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The result of the voting was as follows:

For:	20,900,129 votes
Against:	4,341,140 votes
Abstain:	205,041 votes
Item 5. Other Information
     On July 16, 2008, following an extensive review and request-for-proposal process, the Audit Committee of the Company determined not to renew its engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm (“auditors”) and dismissed them as the Company’s auditors. On July 16, 2008, the Audit Committee recommended and approved the appointment of Amper, Politziner & Mattia, P.C., (now Amper, Politziner & Mattia, LLP), as the Company’s auditors for the fiscal year ending December 31, 2008, commencing immediately.
     On August 29, 2008, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission for the offer and sale of the Company’s common stock. The Form S-1 is not effective and does not relate to any pending or specific future financing.
     The Form S-1 provides flexibility for the Company in the event it needs to raise additional funds to support ongoing activities or future initiatives. As set forth in the Form S-1, these potential expenditures would relate to general corporate funding, completion of existing clinical trials, initiation of new studies, and acceleration of clinical research in our pipelines programs for tesetaxel and G4544, among other uses.

Item 6. Exhibits.
(a) Exhibits

Exhibit
Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated

Date: November 6, 2008
/s/ RAYMOND P. WARRELL, JR., M.D. Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 6, 2008
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