Form 10-K/A
period 2008-12-31
GENTA INC DE/
filed 2009-04-06
CIK 880643

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,969,012 as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of April 1, 2009, the registrant had 1,014,141,242 shares of Common Stock outstanding.

EXPLANATORY NOTE

Genta Incorporated (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 13, 2009. The purpose of this Form 10-K/A, Amendment No. 1 is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

GENTA INCORPORATED

i

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Our Directors and executive officers, their age, positions, the dates of their initial election or appointment as Directors or executive officers, and the expiration of the terms are as follows:

Name	Age	Position With the Company
Raymond P. Warrell, Jr., M.D.	59	Chairman and Chief Executive Officer
Richard J. Moran, CPA(1)	62	Sr. Vice President and Chief Financial Officer (retired)
Gary Siegel	51	Vice President, Finance
Loretta M. Itri, M.D., F.A.C.P.	59	President Pharmaceutical Development and Chief Medical Officer
W. Lloyd Sanders	48	Sr. Vice President and Chief Operating Officer
Martin J. Driscoll	50	Director
Christopher P. Parios	68	Director
Daniel D. Von Hoff, M.D.	61	Director
Douglass G. Watson	64	Director

(1)	Mr. Richard J. Moran retired from the Company in February 2008.

All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board. Information with respect to the business experience and affiliation of our directors and executive officers is set forth below:

Raymond P. Warrell, Jr., M.D., 59, has been our Chief Executive Officer and a member of our Board since December 1999 and our Chairman since January 2001. From December 1999 to May 2003, he was also our President. From 1978 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., which developed Trisenox®, a drug for the treatment of acute promyelocytic leukemia, which is now marketed by Cephalon, Inc. Dr. Warrell holds or has filed numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in tumor-related diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the FDA. He obtained a B.S. in Chemistry from Emory University, a M.D. from the Medical College of Georgia, and a M.B.A. from Columbia University Graduate School of Business. Dr. Warrell is married to Dr. Loretta M. Itri, President, Pharmaceutical Development and Chief Medical Officer of Genta.

Richard J. Moran, CPA, 62, became our Senior Vice President and Chief Financial Officer in September 2005 and retired in February 2008. Mr. Moran brought extensive and diversified finance experience from a long career with Johnson & Johnson (J&J) and several of its operating companies. He served as Chief Financial Officer, Vice President Finance, and member of the U.S.A. Board of Ortho Biotech from 1995 until 2002, and from 2000 to 2002 he assumed additional finance responsibility for the Ortho Biotech Worldwide Board. In that role, he was responsible for planning, preparation, management, compliance and controls of the accounting and financial activities of this $4.4 billion global business unit. From 2002 until his retirement in 2004, he served as Director at J&J’s Corporate Headquarters, where he was charged with strategic development and implementation of Sarbanes-Oxley Section 404 compliance requirements at more than 350 worldwide locations with $45 billion in annual sales. Mr. Moran previously served as Finance Group Controller for J&J’s International Cilag, Ortho Pharmaceuticals, McNeil Pharmaceuticals (ICOM) Group from 1989 to 1994 during the launch of Eprex® in 50 countries and Procrit® in the U.S., and he served as a Board member for both Cilag Europe and the ICOM Group. From 1983 to 1988, Mr. Moran was a Director of J&J’s

Corporate Internal Audit Department. Mr. Moran is a member of the New Jersey Society of Certified Public Accountants, the American Institute of Certified Public Accountants, and has served as Chairman of the Board and Treasurer of the American Red Cross of Somerset County, NJ. Mr. Moran retired from Genta effective February 29, 2008.

Gary Siegel, 51, joined Genta in May 2003 as Director, Financial Services, was appointed Senior Director, Financial Services in April 2004 and was appointed Vice President, Finance in September 2007. During his tenure at Genta, Mr. Siegel has been accountable for the day-to-day accounting and financial operations of the Company including public and management reporting, treasury operations, planning, financial controls and compliance. Mr. Siegel became an executive officer of the Company and assumed the role of interim Principal Accounting Officer, interim Principal Financial Officer and interim Corporate Secretary, effective February 29, 2008. Prior to joining Genta, he worked for two years at Geller & Company, a private consulting firm, where he led the management reporting for a multi-billion dollar client. His twenty-two years of experience in the pharmaceutical industry include leadership roles at Warner-Lambert Company and Pfizer Inc., where he held positions of progressively increasing levels of responsibility including Director, Corporate Finance and Director, Financial Planning & Reporting.

Loretta M. Itri, M.D., F.A.C.P., 59, has been our President, Pharmaceutical Development and Chief Medical Officer since May 2003, prior to which she was Executive Vice President, Pharmaceutical Research and Development and Chief Medical Officer. Dr. Itri joined Genta in March 2001. Previously, Dr. Itri was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company. As the senior clinical leader at Ortho Biotech and previously at J&J’s R.W. Johnson Pharmaceutical Research Institute (PRI), she led the clinical teams responsible for NDA approvals for Procrit® (epoetin alpha), that company’s largest single product. She had similar leadership responsibilities for the approvals of Leustatin®, Renova®, Topamax®, Levaquin®, and Ultram®. Prior to joining J&J, Dr. Itri was associated with Hoffmann-La Roche, most recently as Assistant Vice President and Senior Director of Clinical Investigations, where she was responsible for all phases of clinical development programs in immunology, infectious diseases, antivirals, AIDS, hematology and oncology. Under her leadership in the areas of recombinant proteins, cytotoxic drugs and differentiation agents, the first successful Product License Application (PLA) for any interferon product (Roferon-A®; interferon alfa) was compiled. Dr. Itri is married to Dr. Warrell, our Chief Executive Officer and Chairman.

W. Lloyd Sanders, 48, assumed the position of Senior Vice President and Chief Operating Officer in March 2008. He had been our Senior Vice President, Commercial Operations since October 2006. Mr. Sanders joined Genta in January 2006 as Vice President, Sales and Marketing. He has twenty years of experience in the pharmaceutical industry. Prior to joining Genta, Mr. Sanders was associated with Sanofi-Synthelabo, and subsequently Sanofi-Aventis. From October 2004 through January 2006 he was Vice-President, Oncology Sales for the combined companies. In that role, he had key product sales responsibility for Eloxatin® (oxaliplatin), Taxotere® (docetaxel), Anzemet® (dolasetron mesylate), and ELITEK® (rasburicase). He led the successful restructuring, integration, deployment, strategic development, and tactical execution of the merged companies’ sales forces. He was responsible for national account GPO contracting strategy and negotiations, and he shared responsibility for oncology sales training and sales operations. From October 2002 through October 2004, Mr. Sanders was Area Vice President, Oncology Sales. He led the 110-member team that achieved record sales for an oncology product launch with Eloxatin®. From 1987 until 2002, he held positions of progressively increasing levels of responsibility at Pharmacia, Inc. (now Pfizer), most recently as Oncology Sales Director, West/East. Mr. Sanders holds a Bachelor of Business Administration from Memphis State University.

Martin J. Driscoll, 50, has been a member of our Board since September 2005. Mr. Driscoll brings more than twenty-seven years of executive experience in pharmaceutical Marketing & Sales, Business Development and Commercial Operations to the Genta Board. In March 2008, Mr. Driscoll became Chief Executive Officer of Javelin Pharmaceuticals, Inc. (AMEX:JAV) of Cambridge, Massachusetts where he had also served as a director since 2006. Javelin is a specialty pharmaceutical company that applies innovative proprietary technologies to develop new drugs and improved formulations of existing drugs that target current and underserved medical need in the pain management market. Mr. Driscoll joined Javelin from Pear Tree Pharmaceuticals, Inc., a development-stage company focused on women’s prescription healthcare products. Mr. Driscoll was CEO of Pear Tree Pharmaceuticals from September 2007 until March 2008. From August 2005 until September 2007, Mr. Driscoll was President of MKD Consulting Inc., a pharmaceutical management and commercialization consulting firm, and a Partner at TGaS Consulting, a pharmaceutical commercial operations benchmarking firm. From July 2003 until August 2005, Mr. Driscoll was Senior Vice President of Marketing and Sales at Reliant Pharmaceuticals, a privately held company that markets a portfolio of branded pharmaceutical products, where he was a member of the Management Committee and an Executive Officer of the Company. From 1983 to 1990, Mr. Driscoll held positions of increasing responsibility at Schering Plough Corporation, including most recently as Vice President of Marketing and Sales for Schering’s Primary Care Division. He previously served as Vice President, Marketing and Sales, for the Schering Diabetes Unit, and also for Key Pharmaceuticals, the largest Schering U.S. Business Unit. His experience includes management of franchises that encompass oncologic, cardiovascular, anti-infective, metabolic, CNS, pulmonary and dermatologic products. At both Reliant and Schering, Mr. Driscoll had extensive experience in the negotiation, implementation and management of collaborations with other companies. Prior to joining Reliant, from 2000 to 2002 Mr. Driscoll was Vice President, Commercial Operations and Business Development at ViroPharma Inc., where he built the first commercial Sales and Marketing operation, and was the ViroPharma Chair for the ViroPharma/Aventis Joint Steering Committee for their Phase 3 antiviral product collaboration.

Christopher P. Parios, 68, has been a member of our Board since September 2005. Mr. Parios has more than thirty-seven years of pharmaceutical industry experience, including product development, marketing and promotion, strategy and tactic development, and managing pharmaco-economic and reimbursement issues. He has worked with many of the major companies in the pharmaceutical industry including Hoffmann-LaRoche, Ortho-McNeil, Pfizer, Novartis, Schering Plough, Janssen, Ortho Biotech, and Bristol-Myers Squibb. For the period 1997 to May of 2008, Mr. Parios was Executive Director of The Dominion Group, an independent healthcare consulting firm that specializes in market research, strategic planning, and competitive intelligence monitoring. In this role, he was responsible for the full range of market research, consulting, and business planning activities to facilitate informed business decisions for clients regarding product development, acquisitions, product positioning, and promotion. Mr. Parios continues to consult with the Dominion Group on a part-time basis. Previously, Mr. Parios was President and Chief Operating Officer of the Ferguson Communication Group, as well as Vice Chairman of the parent company, CommonHealth USA, a leading full-service communications resource for the healthcare industry. Mr. Parios was a partner in Pracon, Inc., a health-care marketing consulting firm from 1982 to 1991, and helped engineer the sale of that firm to Reed-Elsevier in 1989. Over a twenty-year period, Mr. Parios held progressively senior positions at Hoffmann-LaRoche, Inc., most recently as Director of New Product Planning and Regulatory Affairs Management. This group established the project management system for drug development at Roche and coordinated developmental activities for such products as Versed®, Rocephin®, Roferon®, Accutane®, Rimadyl®, and Tegison®. Mr. Parios was also a member of the corporate team responsible for domestic and international product and technology licensing activities.

Daniel D. Von Hoff, M.D., F.A.C.P., 61, has been a member of our Board since January 2000. Since November 2002, he has been Physician in Chief and Director of Translational Research at Translational Genomics Research Institute’s (TGen) in Phoenix, Arizona. He is also Chief Scientific Officer for US Oncology since January 2003 and he is also the Chief Scientific Officer, Scottsdale Clinical Research Institute since November 2005. Dr. Von Hoff’s major interest is in the development of new anticancer agents, both in the clinic and in the laboratory. He and his colleagues were involved in the beginning of the development of many of the agents now used routinely, including: mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, CPT-11, and others. At present, he and his colleagues are concentrating on the development of molecularly targeted therapies. Dr. Von Hoff’s laboratory interests and contributions have been in the area of in vitro drug sensitivity testing to individualize treatment for the patient. He and his laboratory are now concentrating on discovery of new targets in pancreatic cancer. Dr. Von Hoff has published more than 531 papers, 129 book chapters, and more than 891 abstracts. Dr. Von Hoff was appointed to President Bush’s National Cancer Advisory Board for June 2004 — March 2010. Dr. Von Hoff is the past President of the American Association for Cancer Research, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He is a founder of ILEXTM Oncology, Inc. (acquired by Genzyme). He is founder and the Editor Emeritus of Investigational New Drugs — The Journal of New Anticancer Agents; and, Editor-in-Chief of Molecular Cancer Therapeutics.

Douglas G. Watson, 64, has been a member of our Board since April 2002 and was appointed Vice Chairman of our Board and Lead Director in March 2005. From 1999 through the present, Mr. Watson is the founder and has served as Chief Executive Officer of Pittencrieff Glen Associates, a leadership and management-consulting firm. Prior to taking early retirement in 1999, Mr. Watson spent 33 years with Geigy/Ciba-Geigy/Novartis, during which time he held a variety of positions in the United Kingdom, Switzerland and the United States. From 1986 to 1996, he was President of Ciba U.S. Pharmaceuticals Division, and in 1996 he was appointed President & Chief Executive Officer of Ciba-Geigy Corporation. During this ten-year period, Mr. Watson was an active member of the Pharmaceutical Research & Manufacturers Association board in Washington, DC. Mr. Watson became President & Chief Executive Officer of Novartis Corporation in 1997 when the merger of Ciba-Geigy & Sandoz was approved by the Federal Trade Commission. Mr. Watson is currently Chairman of the Board of OraSure Technologies Inc., and Chairman of the Board of Javelin Pharmaceuticals Inc. He also serves on the boards of Dendreon Corporation and BioMimetic Therapeutics Inc.

MATTERS RELATING TO OUR GOVERNANCE

The Board and its Committees

The Board currently consists of five directors. They are Raymond P. Warrell, Jr., M.D., Martin J. Driscoll, Christopher P. Parios, Daniel D. Von Hoff, M.D., and Douglas G. Watson. The Board has determined that, except for Dr. Warrell, all of the members of the Board are “independent directors”. Dr. Warrell is not considered independent, as he is an executive officer of the Company.

The Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board held fifteen meetings during the year ended December 31, 2008. The Audit Committee held six meetings and the Compensation Committee held one meeting. No formal meetings were held by the Nominating and Corporate Governance Committee, as the independent directors of the Board acted as a whole on nominating and corporate governance matters. Independent directors of the Board held three executive sessions at which only independent directors were present. Each member of the Board attended no fewer than 93% of the total number of meetings of the Board and the committees of which he or she was a member. Although we do not have a formal policy regarding attendance by members of the Board at our annual meeting of stockholders, we encourage directors to attend and historically more than a majority have done so.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Martin J. Driscoll, Christopher P. Parios and Douglas G. Watson. Mr. Driscoll serves as Chairman of this Committee. Each member of the Audit Committee is independent. The Board has also determined that Mr. Watson fulfills the Securities and Exchange Commission (SEC) criteria as an audit committee financial expert. Pursuant to the Audit Committee’s charter adopted by the Board, the purposes of the Audit Committee include reviewing the procedures and results of our external auditing functions, providing a direct communication link to the Board from our external auditing staff and our Chief Financial Officer or his equivalent and helping assure the quality of our financial reporting and control systems. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm that examines our financial statements. A copy of this committee’s charter is available on our website at www.genta.com.

Compensation Committee

The Compensation Committee currently consists of Martin J. Driscoll, Christopher P. Parios and Douglas G. Watson. Mr. Watson serves as Chairman of this Committee. Each member of the Compensation Committee is independent. The primary purpose of the Compensation Committee is to review, on an annual basis or more frequently as it deems appropriate, the performance of our executive officers, review the amount and form of compensation payable to our executive officers and report to the Board on an annual basis, making recommendations regarding compensation of our executive officers. In addition, the Compensation Committee administers our equity compensation plans. A copy of this committee’s charter is available on our website at www.genta.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Martin J. Driscoll and Daniel D. Von Hoff, M.D. Mr. Driscoll serves as Chairman of this Committee. Each member of the Nominating and Corporate Governance Committee is independent. The purpose of the Nominating and Corporate Governance Committee are to identify and recommend individuals qualified for nomination to serve on our Board and its committees, ensure that the performance of the Board is reviewed, develop and recommend corporate governance principles to the Board and ensure that an appropriate governing structure with respect to the Board and its committees is in place so that the Board can perform a proper review function. A copy of the Nominating and Corporate Governance Committee’s charter is available on our website at www.genta.com.

In assessing candidates as director nominees, whether recommended by this committee or stockholders, the committee considers the following criteria:

•	Members of the Board should be individuals of high integrity and independence, substantial accomplishments, and prior or current association with institutions noted for their excellence.

•	Members of the Board should have demonstrated leadership ability, with broad experience, diverse perspectives, and the ability to exercise sound business judgment.
•	The background and experience of members of the Board should be in areas important to the operation of the Company such as business, education, finance, government, law, medicine or science.
•	The composition of the Board should reflect sensitivity to the need for diversity as to gender, ethnic background and experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.

To our knowledge based solely on a review of the copies of such reports furnished to us and the reporting persons’ representations to us that no other reports were required during the year ended December 31, 2008, our directors and officers complied with their respective filing requirements under Section 16(a) on a timely basis, with the following exceptions: Loretta M. Itri M.D. and Raymond P. Warrell, Jr. M.D. filed Form 4s on June 18, 2008 to report the ownership of 15% Convertible Debentures due 2010 on June 9, 2008, Douglas G. Watson and Martin J. Driscoll filed Form 4s on October 16, 2008 to report the grant of stock options on October 6, 2008, Daniel D. Von Hoff, M.D. and Christopher P. Parios filed Form 4s on October 20, 2008 to report the grant of stock options on October 6, 2008 and Loretta M. Itri M.D. and Raymond P. Warrell, Jr. M.D. filed Form 4s on December 12, 2008 to report the receipt of shares of common stock as interest on their 15% Convertible Debentures due 2010 on December 9, 2008.

Code of Ethics

The Board has adopted a Code of Ethics that applies to all our directors and employees, including our principal executive officer and principal financial officer. A copy of the Code is currently available on our website at www.genta.com. We will provide a copy of our Code of Ethics to any person, without charge, upon written request. Such written request should be directed to Gary Siegel, our interim Principal Financial Officer, interim Principal Accounting Officer and interim Corporate Secretary, at our address 200 Connell Drive, Berkeley Heights, NJ 07922.

Item 11. Executive Compensation

Compensation of Directors

Our non-employee directors earn $15,000 per year for their services. In addition, under our Non-Employee Directors’ 1998 Stock Option Plan, non-employee directors currently receive a grant of 4,000 stock options upon their initial election to the Board and thereafter receive an annual grant of 3,333 stock options coinciding with their annual election to the Board. Non-employee directors receive an additional $1,500 for each Board meeting attended in person or $750 for each Board meeting attended telephonically. Non-employee directors attending committee meetings receive $1,000 for each in-person meeting or $750 for each meeting attended telephonically. Non-employee directors receive $2,500 per day for Board or committee activities outside of normal activities. The Lead Director and each non-employee Chairperson of a Committee of the Board receive annual cash compensation of $5,000 and a grant of 833 stock options coinciding with their annual election to the Board.

The following table sets forth certain information regarding compensation earned by the following non-employee directors of the Company during the year ended December 31, 2008:

Name	Fees Paid ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Martin J. Driscoll	$2,250	—	$6,753	—	—	—	$9,003
Christopher P. Parios	$3,750	—	$4,267	—	—	—	$8,017
Daniel D. Von Hoff, M.D.	$3,000	—	$733	—	—	—	$3,733
Douglas G. Watson	$3,750	—	$1,100	—	—	—	$4,850

(1)	Reflects the dollar amount paid to the Director during 2008. The amount of fees earned by each Director during 2008 was: Martin J. Driscoll: $38,000; Christopher P. Parios: $36,750; Daniel D. Von Hoff, M.D.: $27,000; Douglas G. Watson: $43,250
(2)	Reflects the dollar amount recognized for financial statement purposes for the year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, effective January 1, 2006, (FAS 123(R)). There can be no assurance that the FAS 123(R) amounts will be realized. As of December 31, 2008, each Director has the following number of options outstanding: 18,164; Christopher P. Parios: 13,999; Daniel D. Von Hoff: 37,775; Douglas G. Watson: 32,329.

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

The individuals who serve as our Chairman of the Board & Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), as well as the other individuals included in the Summary Compensation Table below, are referred to as the “executive officers”.

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

Other Factors Considered in Establishing 2008 Compensation for Executive Officers

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

Among the significant business objectives achieved during 2008 were 75% enrollment of the Phase 3 AGENDA trial of Genasense® in patients with advanced melanoma; the licensing of the drug, tesetaxel from Daiichi Sankyo, obtaining from the FDA a lifting of the clinical hold on tesetaxel, Orphan Drug designation by the FDA for tesetaxel as treatment for advanced melanoma and preparations for the resumption of clinical trials for tesetaxel; the sale of 6.1 million shares of our common stock, raising net proceeds of $2.9 million and the sales of $20 million of senior convertible notes, raising net proceeds of $18.7 million. The milestones described above enabled continued progress towards the commercialization and development of Genasense® and tesetaxel, and were considered carefully in evaluating executive performance and making determinations regarding executive compensation. Notably, however, three significant factors warranted very substantial weight in evaluating our business performance and in making executive compensation decisions. These factors were: 1) our receipt of a complete response letter from the FDA regarding our amended New Drug Application (NDA) for the use of Genasense® plus chemotherapy in patients with chronic lymphocytic leukemia (CLL) determining that FDA cannot approve the NDA in its present form and suggested the need for an additional clinical study; 2) our inability to close a licensing or partnership deal for Genasense®, tesetaxel, Ganite® or G4544 before the close of the fiscal year; and 3) our inability to raise additional operating capital before the close of the fiscal year.

The Committee reviewed peer analysis data, the compensation history of each executive officer including their annual salary, cash incentive bonus and stock option awards. During the Committee’s year-end 2008 meeting, the CEO, Dr. Warrell, recommended that due to our failure to meet critical business and financial objectives (as described above) that, for the second year in a row, there not be any annual salary increases and that there be no payment of any incentive bonuses for executives and all other employees. Following discussion, the Committee approved Dr. Warrell’s recommendation. Because there is no shareholder-approved stock incentive plan, the Committee determined that there would be no year-end stock option grants for the executive officers and the general employee population. Due to our stock price and the two-year freeze on annual salaries (Dr. Warrell’s salary was decreased by 15% by the Committee effective January 1, 2008), the equity-based long-term incentive compensation and total compensation level (annual salary, incentive bonus and equity based compensation) for each of the executive officers was below the median (50th percentile). The Committee also took note of the voluntary deferral of the cash portion of their salaries by Drs. Warrell and Itri in order to conserve cash for the period from April 19, 2008 through August 17, 2008. The deferred amounts, totaling approximately $381,000 have been accrued as a liability and have not been paid. Notwithstanding these issues, the Committee strives to provide executive compensation that is otherwise reasonably competitive with companies in the biotechnology and pharmaceutical industries when taking into account: geographic location, relative company size, stage of development, individual responsibilities and experience, as well as individual and overall corporate performance.

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

Annual Salary

We pay an annual salary to our employees and the executive officers as consideration for fulfillment of certain roles and responsibilities. Changes in annual salaries for executive officers, if any, are generally effective at the beginning of each year. As noted above, there were no annual salary increases for 2009 or 2008.

Determining Annual Salary

Increases to annual salary reflect a reward and recognition for successfully fulfilling the position’s role and responsibilities, the incremental value of the experience, knowledge, expertise and skills the individual acquires and develops during employment with us and adjustments as appropriate based on external competitiveness and internal equity. Prevailing competitive market practices guide the percentage increases to annual salary. There were no salary increases made for the executive officers due to our performance in 2008. The 2009 annual salaries for Dr. Warrell, Dr. Itri, Mr. Siegel and Mr. Sanders are $408,000, $467,500, $210,000 and $285,000, respectively. In order to conserve cash, Drs. Warrell and Itri deferred the cash portions of their salaries from April 19, 2008 through August 17, 2008. Thus, salaries actually paid to Drs. Warrell and Itri during 2008 were $231,558 and $264,490, respectively. Due to our inability to raise additional capital and in order to conserve cash, on January 5, 2009, Drs. Warrell and Itri agreed to again begin deferring the cash portions of their salaries. These agreements may be rescinded by Drs. Warrell and Itri at their discretion, and the cash amounts due them shall be accrued for by us.

Cash Incentive Bonus Program

Typically, we award cash incentive bonuses to employees, including the executive officers, as a reward and recognition for contributing to our achievement of specific annual business objectives. All employees are eligible for a form of cash incentive bonus, although payment of a cash incentive bonus is made at an individual level each year contingent upon our overall performance. However, as described under the section “Other Factors Considered in Establishing 2008 Compensation for Executive Officers”, our business performance was insufficient in 2008 to warrant cash incentive bonuses to executive officers and all other employees; consequently no cash incentive bonuses were paid.

Determining the 2008 Cash Incentive Bonus Program Target

The target for the cash incentive bonus program award for the CEO (forty percent of annual salary) and the President (thirty percent of annual salary) is based on the terms of their employment agreements as described below and the Committee determines the annual target for the other executive officers each year based on external competitiveness and internal equity. Based on the External Market Data, the target amounts for executive officers who were Senior Vice Presidents and Vice Presidents were established at thirty percent and twenty-five percent of annual salary, respectively. As noted above, there were no cash bonuses paid to any of the executive officers for 2008.

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

April 2008 Restricted Stock Unit Grants

On April 18, 2008, following careful analysis which included: 1) a review of market trends, including consultation with Aon Radford Consulting (a nationally recognized compensation consulting firm with specific expertise in dealing with the equity issues of biopharmaceutical companies); 2) consideration of the fact that the 1998 Plan would be expiring in May 2008; and 3) the determination that the commitment and motivation of our workforce would be vital to ongoing efforts to commercialize Genasense® and achieve other corporate objectives, management recommended to the Committee that Restricted Stock Units (RSU) be issued to certain executive officers and all employees under the 1998 Plan. The Committee reviewed management’s recommendation and approved the April 2008 RSU grants.

Two of the five officers received grants under the program. Mr. Sanders and Mr. Siegel received RSU grants of 65,000 and 40,000 shares, valued on their grant dates at $26,650 and $16,400, respectively. The RSUs vest 50% on January 15, 2009 and 50% on June 30, 2009, provided Mr. Sanders and Mr. Siegel remain our employees. At December 31, 2008, the value of the RSU grants were $176 and $108, respectively.

September 2007 Stock Option Grants

The 2007 Stock Incentive Plan, or 2007 Plan, was conditioned upon the receipt of stockholder approval by September 17, 2008. The Board elected not to submit the 2007 Plan to stockholders for approval and on September 18, 2008, the 2007 Plan expired. As a result, the grants described below, as well as grants to all other employees were cancelled. Previously, the Committee had approved the 2007 Plan contingent upon shareholder approval in 2008, and approved contingent stock option grants for four of the five executive officers and all other employees.

At that time and in conjunction with the amendment and restatement of his 2006 employment agreement, Dr. Warrell received a contingent stock option grant of 2,400,000 shares at $1.39 per share. Mr. Sanders and Mr. Siegel received contingent stock option grants of 300,000 and 175,000 shares, respectively, at $1.39 per share. Dr. Itri received a contingent stock option grant of 500,000 shares at $1.42 per share. However, due to marked changes in the general economic environment combined with the deterioration of the price of our common stock, the 2007 Plan was never submitted to our stockholders for approval, and all such contingent grants under the proposed plan expired September 18, 2008. As a consequence, we currently have no forward-looking equity incentive plan at this time.

Acquisition Bonus Plan

As noted, the 2007 Plan was subject to stockholder approval. Consequently, the Committee recognized that at times prior to stockholder approval, a potential change in control would have eliminated any retention value of the contingent stock option awards described above. Therefore, in order to assure retention of our executive officers and other employees prior to stockholder approval of the 2007 Plan, the Committee concurrently approved an Acquisition Bonus Plan that was subsequently approved by the Board of Directors. Under the program, participants were eligible to share in a portion of the proceeds realized from a change in control of the Company that occured prior to the earlier of (i) December 31, 2008 or (ii) the approval by our stockholders of the 2007 Plan. On September 27, 2007, executive officers and employees were granted a number of units in the Acquisition Bonus Plan that corresponded to the number of contingent stock options granted to them under the 2007 Plan. As noted, however, the 2007 plan was never submitted for stockholder approval, and as a consequence, the Acquisition Bonus Plan expired December 31, 2008.

Determining the Timing and Exercise Price of Equity-Based Compensation

We have a longstanding practice, since January 2002, of having the exercise price of a stock option grant coincide with the closing price of our stock on the date of the grant. This practice is intended to avoid a situation in which a stock option grant is issued at an exercise price below the fair market value of our stock on the date of the grant. In years in which we issue performance-based grants, our practice has been to make grants to employees and our executive officers during the month of January; however, as stated above, no grants were made in January 2008 or January 2009.

Option Grant Date Coordination With the Release of Material Non-Public Information

We established the date of the Committee meetings and grant dates in accordance with our policy, and do not determine these dates based on knowledge of material non-public information or in response to our stock price.

Retirement Benefits

All employees are eligible to participate in the Genta Incorporated Savings & Retirement Plan (Savings Plan). This is a tax-qualified retirement savings plan, which allows contributions by the employee of the lesser of 50% of their annual salary or the limit prescribed by the Internal Revenue Service to the Savings Plan on a before-tax basis. We will match 100% of the first 4% of pay that is contributed to the Savings Plan and 50% of the next 2% of pay contributed. All contributions to the Savings Plan as well as any matching contributions are fully vested upon contribution. We provide retirement benefits because retirement benefits are an integral part of employee benefit programs within the biotechnology and pharmaceutical industry.

Perquisites

Excluding our CEO and President, both of whom have employment agreements that describe any perquisites that are part of their compensation and are described below, none of our executive officers have perquisites in excess of $10,000 in annual value.

Severance Benefits

We have adopted a severance pay program for nearly all of our employees, including executive officers, except for Drs. Itri and Warrell, who are eligible for severance benefits under the terms of their employment agreements as described below. The severance pay program is intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored workforce reduction or a change in control of our company. In addition, for executives, the program is intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other of our constituents without undue concern over whether the transactions may jeopardize the executive’s own employment.

These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly-situated officers and in a manner we believe is likely to attract and retain high quality executive talent.

Although there are some differences in the benefit levels depending on the employee’s job level, the basic elements are comparable for all employees, except for Drs. Itri and Warrell as noted above, and for Messrs. Sanders and Siegel, as noted below:

•	Double Trigger. Unlike “single trigger” plans that pay out immediately upon a change in control, Genta’s severance pay program requires a “double trigger” — a change in control followed by an involuntary loss of employment within one year thereafter. This is consistent with the purpose of the program, which is to provide employees with financial protection upon loss of employment.

•	Covered Terminations. Employees may be eligible for payments, if there is either a workforce reduction or if within one year of a change in control, their employment is terminated without cause by the Company.
•	Severance Payment. Subject to signing a release, eligible terminated employees may receive severance.
•	Benefit Continuation. Subject to signing a release, basic health and dental insurance may be continued following termination of employment.
•	Accelerated Vesting of Equity Awards. Upon a change in control, any unvested equity awards become vested.

Potential Payments Upon a Reduction in Force or Change in Control

If we terminate Dr. Warrell’s employment in anticipation of our change in control or, if either party terminates his employment upon a change in control or within thirteen months following a change in control, Dr. Warrell will instead receive a lump sum payment equal to two times his annual base salary, valued at $816,000 and two times his target bonus for the calendar year of termination, valued at $326,400, for a total potential payment of $1,142,000. In the event we terminate Dr. Itri’s employment without good reason (as defined in the employment agreement), due to a change of control, or Dr. Itri terminates her employment for good reason (as defined in the employment agreement), and she executes a release, Dr. Itri will be entitled to receive a lump sum payment equal to her current annualized base salary, valued at $467,500 plus a pro-rated cash incentive bonus for the calendar year of termination, valued up to $140,250, for a total potential payment of $607,750 In the event of their termination as a result of a reduction in force or change in control, Mr. Sanders and Mr. Siegel are eligible for up to twenty-four weeks of severance equal to $131,538 and $96,923, respectively, paid in portions on a bi-weekly basis and not as a lump sum. Mr. Sanders and Mr. Siegel are also eligible to continue their health/dental benefits at our expense for up to four months, with an estimated value of $7,116 each.

Deductibility of Executive Compensation

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 paid to an individual. For 2008, the total amount of compensation paid by us should be deductible and not affected by the Section 162(m) limitation.

2009 Objectives and Executive Compensation Guidelines

Our business objectives for 2009 include: completing enrollment of the phase 3 AGENDA trial of Genasense® in patients with advanced melanoma and submission of a New Drug Application to Food and Drug Administration for the treatment of advanced melanoma; initiating and completing enrollment of the Phase I trial of our oral taxane, tesetaxel; securing Special Protcol Assessment for a randomized controlled trial of tesetaxel for patients with advanced advanced gastric cancer; and ongoing financing and business development activities that will further the development and commercialization of our products. At present, the 2009 compensation guidelines are comparable to the 2008 guidelines with respect to the following: components of compensation; anticipated salary adjustments; cash incentive bonus targets and equity-based compensation. The Committee will make adjustments if necessary based on their assessment of a variety of factors including: industry trends; competitive market data; business objectives and corporate performance.

Summary Compensation Table

The following table sets forth certain information regarding compensation earned by or paid to our Chief Executive Officer, our interim Chief Financial Officer and other executive officers (collectively, the “named executive officers”) during the years ended December 31, 2008, 2007 and 2006, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)		Total ($)
Raymond P. Warrell, Jr. M.D. Chairman and Chief Executive Officer	2008	231,558	—	—	446,667	—	178,104	31,060	(4)	709,285
	2007	480,000	—	—	1,139,940	—	—	41,096	(4)	1,661,036
	2006	460,000	—	—	2,743,824	50,000	—	40,462	(4)	3,294,286
Richard J. Moran(5) Senior Vice President, Chief Financial Officer and Corporate Secretary	2008	61,538	—	—	28,400	—	—	3,077	(6)	93,015
	2007	320,000	—	10,463	29,100	—	—	17,261	(6)	376,824
	2006	304,500	—	—	35,900	100,000	—	11,000	(6)	451,400
Gary Siegel Vice President, Finance	2008	210,000	—	12,551	17,278	—	—	11,518	(7)	251,347
	2007	196,846	—	—	32,007	—	—	11,250	(7)	240,103
	2006	183,750	—	—	46,778	66,500	—	11,000	(7)	308,028
Loretta M. Itri, M.D. President, Pharmaceutical Development and Chief Medical Officer	2008	264,490	—	—	78,221	—	203,010	20,061	(8)	362,772
	2007	467,500	—	—	459,201	—	—	21,836	(8)	948,537
	2006	445,200	—	—	979,852	—	—	19,848	(8)	1,444,900
W. Lloyd Sanders Senior Vice President and Chief Operating Officer	2008	285,000	—	20,396	39,100	—	—	5,642	(9)	350,138
	2007	285,000	—	—	39,100	—	—	40,405	(9)	364,505
	2006	245,000	—	—	36,250	78,000	—	33,579	(9)	392,829

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007 and 2006, respectively, in accordance with FAS 123(R). These figures include amounts from awards granted in 2003, 2004, 2005, 2006 and 2007. Assumptions used in the calculations of these amounts for the years ended December 31, 2006, 2007 and 2008, respectively, are in Note 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There can be no assurance that the FAS 123(R) amounts will be realized.
(2)	As described above, no payments were made for 2007 or 2008 performance under our cash incentive bonus program.
(3)	In order to conserve cash, Drs. Warrell and Itri deferred the cash portions of their salaries from April 19, 2008 through August 17, 2008. Thus, salaries actually paid to Drs. Warrell and Itri during 2008 were $231,558 and $264,490, respectively.
(4)	All other compensation for 2008 includes $6,000 for auto allowance, $4,068 for long-term disability, (including $1,139 for income tax gross-up), $9,492 for life insurance (including $2,657 for income tax gross-up) and $11,500 Company match to the 401(k) Plan. All other compensation for 2007 includes $6,000 for auto allowance, $13,419 for long-term disability, (including $4,641 for income tax gross-up), $10,427 for life insurance, (including $3,592 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $6,000 for auto allowance, $13,003 for long-term disability, (including 4,506 for income tax gross-up), $10,459 for life insurance (including $3,592 for income tax gross-up) and $11,000 Company match to the 401(k) Plan.
(5)	Mr. Moran retired from Genta effective February 29, 2008.
(6)	All other compensation for 2008 includes $3,077 Company match to the 401(k) Plan. All other compensation for 2007 includes $6,011 for life insurance, (including $2,011 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $11,000 Company match to 401(k) Plan.

(7)	All other compensation for 2008 includes $1,018 for life insurance, (including $313 for income tax gross-up) and $10,500 Company match to the 401(k) Plan. All other compensation for 2007 includes $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $11,000 Company match to the 401(k) Plan.
(8)	All other compensation for 2008 includes $6,605 for long-term disability (including $1,998 for income tax gross-up), $1,956 for life insurance (including $703 for income tax gross-up) and $11,500 Company match to the 401(k) Plan. All other compensation for 2007 includes $6,770 for long-term disability (including $2,161 for income tax gross-up), $3,816 for life insurance (including $1,315 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $7,028 for long-term disability, (including $2,421 for income tax gross-up), $1,820 for life insurance, (including $627 for income tax gross-up) and $11,000 Company match to the 401(k) Plan.
(9)	All other compensation for 2008 includes $4,326 for long-term disability (including $1,064 for income tax gross-up) and $1,316 Company match to the 401(k) Plan. All other compensation for 2007 includes $4,497 for long-term disability (including $1,235 for income tax gross-up), $24,658 relocation reimbursement (including $6,106 for income tax gross-up) and $11,250 Company match to the 401(k) Plan. All other compensation for 2006 includes $4,370 for long-term disability, (including $1,108 for income tax gross-up), $19,459 relocation reimbursement (including $4,914 for income tax gross-up) and $9,750 Company match to the 401(k) Plan.

Grants of Plan-Based Awards

The table below supplements the Summary Compensation Table with details regarding 2008 plan-based awards, all of which have been granted as of their respective grant date below. There are no future payments pending based on 2008 performance or compensation plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (# Shares)	Target (# Shares)	Maximum (# Shares)
Dr. Warrell	(5)	0	192,000	288,000	0	150,000	225,000	0	—	—	—
Mr. Moran(4)	(5)	0	96,000	128,000	0	30,000	40,000	0	—	—	—
Mr. Siegel	4/11/2008	0	52,500	73,500	0	20,000	30,000	40,000	—	—	16,400
Dr. Itri	(5)	0	140,250	233,750	0	30,000	50,000	0	—	—	—
Mr. Sanders	4/11/2008	0	85,500	114,000	0	30,000	40,000	65,000	—	—	26,650

(1)	These columns show the range of payouts targeted for 2008 performance under the Genta Cash Incentive Bonus Program, which would ordinarily be paid in January 2009; however, there were no payments for 2008 performance.
(2)	These columns show the range of stock option awards targeted for 2008 performance under the 1998 Plan. The 1998 Plan expired on May 27, 1998. During 2008 there were no awards of stock options to any employees.
(3)	This column shows the number of restricted stock units awarded in April 2008, see the section above labeled “April 2008 Restricted Stock Unit Grants” for an explanation of this award.
(4)	Mr. Moran retired from Genta effective February 29, 2008.
(5)	There were no grants of plan-based awards during 2008.

Outstanding Equity Awards as of December 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Warrell	529,251	—	—	16.01	10/27/09	—	—	—	—
	132,313	—	—	16.01	02/14/10	—	—	—	—
	50,000	—	—	47.81	01/01/11	—	—	—	—
	50,000	—	—	82.20	01/25/12	—	—	—	—
	50,000	—	—	47.17	01/28/13	—	—	—	—
	—	166,667	—	59.28	05/16/13	—	—	—	—
	12,500	—	—	61.92	01/04/14	—	—	—	—
	25,000	—	—	9.72	01/28/15	—	—	—	—
	132,313	—	—	16.01	10/28/15	—	—	—	—
	28,125	9,375	—	12.30	01/23/16	—	—	—	—
	83,333	83,333	—	12.96	03/31/16	—	—	—	—
	8,334	8,333	—	2.74	01/12/07	—	—	—	—
Mr. Siegel	2,333	—	—	60.30	05/22/13	—	—	—	—
	1,167	—	—	61.92	01/04/14	—	—	—	—
	1,667	—	—	15.00	06/30/14	—	—	—	—
	1,667	—	—	9.72	01/07/15	—	—	—	—
	1,875	625	—	5.64	04/04/15	—	—	—	—
	1,250	417	—	5.40	04/15/15	—	—	—	—
	1,250	417	—	11.10	09/19/15	—	—	—	—
	1,250	417	—	12.30	01/23/16	—	—	—	—
	416	833	—	4.62	12/01/16	—	—	—	—
	1,000	1,000	—	2.74	01/12/17	—	—	—	—
	—	—	—	—	—	40,000	108	—	—
Dr. Itri	50,000	—	—	34.38	03/28/11	—	—	—	—
	6,667	—	—	82.20	01/25/12	—	—	—	—
	5,000	—	—	47.17	01/28/13	—	—	—	—
	—	50,000	—	71.70	08/05/13	—	—	—	—
	8,333	—	—	61.92	01/05/14	—	—	—	—
	5,000	—	—	9.72	01/07/15	—	—	—	—
	6,250	2,084	—	12.30	01/23/16	—	—	—	—
	20,370	62,963	—	9.54	07/27/16	—	—	—	—
	4,167	4,167	—	2.74	01/12/17	—	—	—	—
Mr. Sanders	12,500	4,167	—	10.86	01/16/16	—	—	—	—
	2,500	2,500	—	2.74	01/12/17	—	—	—	—
	—	—	—	—	—	65,000	176	—	—

Option Exercises and Stock Vesting in Last Year

There were no exercises of options or vesting of stock by the named executive officers in the year ended December 31, 2008.

Employment Agreements

Employment Agreement with Raymond P. Warrell, Jr., M.D.

Pursuant to an employment agreement dated as of January 1, 2006, by and between Genta and Dr. Warrell, that was subsequently amended and restated as of November 30, 2007, and later amended as of December 31, 2008, hereinafter referred to as the Warrell employment agreement, Dr. Warrell continues to serve as our Chairman and Chief Executive Officer. The Warrell employment agreement has an initial term of three years ending on December 31, 2010 and provides for automatic extensions for additional one-year periods. Under the Warrell employment agreement, Dr. Warrell’s $480,000 annual base salary was reduced by 15% effective January 1, 2008; and he now receives a base salary of $408,000 per annum with annual percentage increases equal to at least the Consumer Price Index for the calendar year preceding the year of the increase. At the end of each calendar year, Dr. Warrell is eligible for a cash incentive bonus ranging from 0% to 60% of his annual base salary, subject to the achievement of agreed-upon goals and objectives.

Dr. Warrell received an initial option grant of 2,400,000 stock options under the 2007 Plan, subject to stockholder approval, that has not yet been received, on September 20, 2007 with an exercise price of $1.39, of which (a) 1,440,000 shares vest over a 40 month vesting schedule (360,000 shares on the date of grant, 1,053,000 shares in 40 equal monthly increments of 27,000 each commencing on October 1, 2007 and the final 27,000 shares on December 31, 2010) and (b) the remaining 960,000 shares vest upon our achievement of specified milestones relating to the Genasense® product or its substantial equivalent. These milestones include the following: (1) 480,000 shares will become exercisable on the date the Genasense® product receives approval for any first indication in the United States from the Food and Drug Administration (FDA) or any first indication in Europe from the European Medicines Agency (EMEA), (2) 480,000 shares will become exercisable on the date that the total fair market value of all common stock of the Company then outstanding first exceeds $350,000,000. Dr. Warrell is also entitled to receive annual stock options for the purchase of up to 225,000 shares of Common Stock, depending upon the achievement of agreed-upon goals and objectives. Such options will become fully exercisable upon a “Trigger Event” (i.e. the sale of Genasense® or our change in control). If a Trigger Event occurs during the term of the Warrell employment agreement or within 12 months thereafter, Dr. Warrell will be entitled to receive the stock option grants that he would have been entitled to receive in respect of the calendar year in which the Trigger Event occurs (assuming attainment of “target” levels of performance on all goals and objectives for the year), and such option will be fully vested and exercisable upon grant.

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

In the event Dr. Warrell’s employment is terminated, he will be eligible for certain benefits whose value has been estimated herein, but only to the extent that the benefit is not otherwise provided to employees on a non-discriminatory basis. In the event Dr. Warrell’s employment is terminated, he will be entitled to receive his accrued but unpaid base salary through his termination date, his accrued but unpaid expenses, a lump sum payment of his accrued vacation days (unless he is terminated by us for cause or he terminates his employment without good reason (both defined in the Warrell employment agreement)), his accrued but unpaid cash incentive bonus, a lump sum payment of his pro-rated cash incentive bonus for the year of his termination, valued up to $163,200, (unless he is terminated by us for cause or he terminates his employment without good reason), and any other benefits due him in accordance with applicable plans, programs or agreements. In addition to the benefits listed in the preceding sentence, in the event we terminate Dr. Warrell’s employment without cause or Dr. Warrell terminates his employment for good reason and he executes a release, Dr. Warrell will be entitled to receive the base salary he would have received during the twelve-month period following the date of termination, valued at $408,000, for a total potential payment of $571,200. If we terminate Dr. Warrell’s employment in anticipation of our change in control or, if either party terminates his employment upon a change in control or within thirteen months following a change in control, Dr. Warrell will instead receive a lump sum payment equal to two times his annual base salary, valued at $816,000 and two times his target bonus for the calendar year of termination, valued at $326,400, for a total potential payment of $1,142,000. Dr. Warrell will also receive immediate vesting of all stock options that vest solely as a result of his continued employment. Finally, if either party gives notice that they do not wish to extend the Warrell employment agreement, Dr. Warrell will be entitled to receive his accrued, but unpaid, base salary through his termination date; his accrued, but unpaid, expenses; a lump sum payment of his accrued vacation days; his accrued but unpaid cash incentive bonus; a lump sum payment of his pro-rated cash incentive bonus for the year of his termination, valued up to $163,200; and any other benefits due him in accordance with applicable plans, programs or agreements. If Dr. Warrell gives notice that he does not wish to extend his employment agreement, he will also receive immediate vesting of all stock options that would have vested during the 90 days following his termination date, if such stock options vest solely as a result of his continued employment. If we give notice that we do not wish to extend Dr. Warrell’s employment agreement, he will receive immediate vesting of all stock options that vest solely as a result of his continued employment.

Employment Agreement with Loretta M. Itri, M.D

Pursuant to an employment agreement dated as of March 28, 2006, by and between Genta and Dr. Itri, signed on July 27, 2006, and amended as of December 31, 2008, Dr. Itri continues to serve as our President, Pharmaceutical Development and Chief Medical Officer. The employment agreement had an initial term of three years, beginning March 28, 2006 and continuing through March 27, 2009 and provides for automatic extensions for additional one-year periods. The agreement provided for a base annual salary in 2006 of $445,200, which may be reviewed annually for discretionary increases in a manner similar to our other senior executives and an annual cash incentive bonus ranging from 0% to 50% of her annual base salary to be paid if mutually agreed-upon goals and objectives are achieved for the year. Dr. Itri was also granted an incentive stock option to purchase 83,333 shares of our Common Stock at an exercise price of $9.54 per share, of which 33,333 shares become exercisable upon the first FDA approval of Genasense®, 33,333 shares become exercisable upon approval by the EMEA in Europe of Genasense® in any first indication and 16,666 shares become exercisable over a period of approximately 32 months from the grant date by means of (i) an initial amount of 1,850 shares to be exercisable and vest on the Date of Grant, (ii) an additional amount of 14,344 shares in 31 equal monthly increments of 467 shares each, commencing on August 1, 2006 and continuing on the first day of each of the next successive 30 calendar months, and (iii) a final amount of 467 shares on March 1, 2009. The preceding reference to the number of shares granted takes into account the 1:6 reverse stock split in July 2007. We may also, from time to time, grant Dr. Itri additional stock options consistent with the stock option guidelines applicable to our other senior executives. Dr. Itri is entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. She is also entitled to receive supplemental life insurance and supplemental disability insurance. The aggregate amount of the benefits Dr. Itri may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, Mr. Watson, Mr. Driscoll and Mr. Parios, had any “interlock” relationship to report during our year ended December 31, 2008. None of our executive officers have served as a director or member of the Board of Directors or the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a director of or member of our Board of Directors or our Compensation Committee.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company's management stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for the Company's financial statements and reporting process, including the disclosure of executive compensation.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,106,480	$23.77	153,541
Equity compensation plans not approved by security holders	—	$—	—
Total	2,106,480	$23.77	153,541

Security Ownership of Management

The following table sets forth, as of April 1, 2009, certain information with respect to the beneficial ownership of our Common Stock (the only voting class outstanding), (i) by each director, (ii) by each of the named executive officers and (iii) by all officers and directors as a group.

	Amount and Nature of Beneficial Ownership
Name and Address(1)	Number of Shares(2)		Percent of Class
Raymond P. Warrell, Jr., M.D.	53,084,022	(3)	4.999%
Loretta M. Itri, M.D.	30,597,781	(4)	2.9%
Richard J. Moran(5)	21,749	(6)	*
Gary Siegel	25,639	(7)	*
W. Lloyd Sanders	35,058	(8)	*
Martin J. Driscoll	20,664	(9)	*
Christopher P. Parios	13,999	(10)	*
Daniel D. Von Hoff, M.D.	37,775	(11)	*
Douglas G. Watson	42,329	(12)	*
All Directors and Executive Officers as a group	83,473,248	(13)	7.6%

*	Less than one percent (1%).
(1)	The address of each named holder is in care of Genta Incorporated, 200 Connell Drive, Berkeley Heights, NJ 07922.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options exercisable within 60 days of February 2, 2009 or issuable on conversion of Senior Secured Convertible Promissory Notes due June 9, 2010 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Consists of 137,988 shares of Common Stock held in Dr. Warrell’s IRA, 405,768 shares of Common Stock, held in a joint account with Dr. Warrell’s wife, Dr. Itri and 1,101,169 shares of Common Stock issuable upon exercise of currently exercisable stock options. Also includes 43,185,200 shares of Common Stock issuable upon the conversion of Senior Secured Convertible Promissory Notes due June 9, 2010. Dr. Warrell indirectly owns 69,560 shares held in Dr. Itri’s IRA, of which Dr. Warrell is the beneficiary.
(4)	Consists of 16,666 shares of Common Stock, 405,768 shares of Common Stock held in a joint account with Dr. Warrell, 69,560 shares held in Dr. Itri’s IRA, and 105,787 shares of Common Stock issuable upon exercise of currently exercisable stock options. Also includes 30,000,000 shares of Common Stock issuable upon the conversion of Senior Secured Convertible Promissory Notes due June 9, 2010. Dr. Itri indirectly owns 137,988 shares of Common Stock held in Dr. Warrell’s IRA, of which Dr. Itri is the beneficiary. Excludes 91,615 shares of Common Stock, beneficially owned by Dr. Itri’s husband, Dr. Warrell. Dr. Itri disclaims beneficial ownership of such shares.
(5)	Mr. Moran retired from the Company on February 28, 2008.
(6)	Consists of 21,666 shares of Common Stock and 83 shares of Common Stock owned by Mr. Moran’s wife.
(7)	Consists of 12,598 shares of Common Stock and 13,041 shares of Common Stock issuable upon the exercise of currently exercisable stock options.
(8)	Consists of 25,475 shares of Common Stock and 9,583 shares of Common Stock issuable upon exercise of currently exercisable stock options.
(9)	Consists of 2,500 shares of Common Stock and 18,164 shares of Common Stock issuable upon the exercise of currently exercisable stock options.
(10)	Consists of 13,999 shares of Common Stock issuable upon the exercise of currently exercisable options.
(11)	Consists of 37,775 shares of Common Stock issuable upon the exercise of currently exercisable options.
(12)	Consists of 10,000 shares of shares of Common Stock and 32,339 shares of Common Stock issuable upon the exercise of currently exercisable stock options.
(13)	Consists of 702,304 shares of Common Stock and 1,331,847 shares of Common Stock issuable upon the exercise of currently exercisable stock options. Also includes 73,161,405 shares of Common Stock issuable upon the conversion of Senior Secured Convertible Promissory Notes due June 9, 2010.

Security Ownership of Certain Beneficial Owners

Although each of the investors in the June 2008 convertible note transaction may elect to convert their notes into shares of our common stock, no holder is deemed to be a beneficial holder of 5.00% or greater of our common stock due to the existence of a provision in the convertible notes restricting each noteholder from beneficially owning greater than 4.999% of our common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Dr. Daniel Von Hoff, one of our directors, holds the position of Physician in Chief and Director of Translational Research at the Translational Genomics Research Institute, or TGen, which provides preclinical testing services under direction of and by contract to us. During 2008, TGen performed services for which it was compensated by us in the amount of approximately $36,419. We believe that the payment of these services was on terms no less favorable than would have otherwise been provided by an “unrelated” party. In the Board’s opinion, Dr. Von Hoff’s relationship with TGen will not interfere with Dr. Von Hoff’s exercise of independent judgment in carrying out his responsibilities as our Director.

On June 5, 2008, we entered into a securities purchase agreement with certain institutional and accredited investors to place up to $40 million of senior secured convertible notes with such investors. On June 9, 2008, we placed $20 million of such notes in an initial closing. Each of Dr. Raymond Warrell, our Chief Executive Officer and Chairman, and Dr. Loretta Itri, our President, Pharmaceutical Development and Chief Medical Officer, participated in the initial closing by purchasing $1,950,000 and $300,000, respectively, of such notes. The remaining Board members independently discussed Dr. Warrell and Dr. Itri’s participation in the transaction and resolved that such participation will not interfere with Dr. Warrell or Dr. Itri’s exercise of independent judgment in carrying out their responsibilities in their respective positions. In connection with the June 2008 convertible note financing and in accordance with the Audit Committee Charter, the Audit Committee reviewed and approved the June 2008 convertible note financing with Dr. Warrell and Dr. Itri. Pursuant to the terms of the 2008 Notes, Dr. Warrell and Dr. Itri also have the right to participate in this offering. If Dr. Warrell and/or Dr. Itri decide to participate in this offering, the Audit Committee will need to approve their participation.

Review, Approval or Ratification of Transactions with Related Persons

We have set forth certain policies and procedures with respect to the review and approval of related-party transactions. Specifically, pursuant to our Audit Committee Charter, the Audit Committee is required to review and approve any related-party transactions. In connection with such review and approval, the Audit Committee may retain special legal, accounting or other advisors and may request any of our officers or employees or our outside counsel or independent auditors to meet with any members of, or advisors to, the Audit Committee as well as perform any other activities consistent with the Audit Committee Charter, our by-laws, and governing law, as the Audit Committee or the Board deems necessary or appropriate.

Item 14. Principal Accounting Fees and Services

Director Independence

The Board currently consists of five directors. They are Raymond P. Warrell, Jr., M.D., Martin J. Driscoll, Christopher P. Parios, Daniel D. Von Hoff, M.D., and Douglas G. Watson. The Board has determined that, except for Dr. Warrell, all of the members of the Board are “independent directors”. Dr. Warrell is not considered independent, as he is an executive officer of the Company.

Fees for Independent Registered Public Accounting Firm for 2008 and 2007

Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 31, 2008 and December 31, 2007 for services rendered by Amper Politziner & Mattia, LLP in 2008 and for services rendered by Deloitte & Touche LLP for 2007:

	2008	2007
	Amper Politziner & Mattia, LLP	Deloitte & Touche LLP
Audit fees	$175,000	$333,500
Audit-related fees	28,500	—
Total Audit & Audit-related fees	$203,500	$333,500
Tax fees	—	—
All other fees	—	—
Total fees	$203,500	$333,500

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. During 2008, Amper Politziner & Mattia, LLP audited the company’s 401K plan at December 31, 2007 and provided assistance in the company’s filing of Form S-1 in August, 2008.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in 2008.

The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Amper Politziner & Mattia, LLP’s independence.

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April 2009.

GENTA INCORPORATED
/s/ Raymond P. Warrell, Jr., M.D. Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Raymond P. Warrell, Jr., M.D. Raymond P. Warrell, Jr., M.D.	Chairman and Chief Executive Officer and Director (principal executive officer)	April 6, 2009
/s/ Gary Siegel Gary Siegel	Vice President, Finance (principal financial and accounting officer)	April 6, 2009
/s/ Martin J. Driscoll Martin J. Driscoll	Director	April 6, 2009
/s/ Christopher P. Parios Christopher P. Parios	Director	April 6, 2009
/s/ Daniel D. Von Hoff, M.D. Daniel D. Von Hoff, M.D.	Director	April 6, 2009
/s/ Douglas G. Watson Douglas G. Watson	Director	April 6, 2009

Exhibit Number	Description of Document	Sequentially Numbered Pages
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)