Form 10-Q
period 2009-03-31
GENTA INC DE/
filed 2009-05-12
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes ☐      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐             No ☒

As of May 8, 2009, the registrant had 3,355,551,122 shares of common stock outstanding.

 Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31,
	2009	December 31,
	(unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$598	$4,908
Accounts receivable - net of allowances of $10 at March 31, 2009 and $12 at December 31, 2008, respectively	8	2
Inventory (Note 3)	121	121
Prepaid expenses and other current assets	843	973

Total current assets	1,570	6,004

Property and equipment, net	269	300
Deferred financing costs and debt discount (Note 6)	5,298	6,389
Total assets	$7,137	$12,693

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,080	$11,224
Total current liabilities	11,080	11,224

Long-term liabilities:
Office lease settlement obligation (Note 4)	1,979	1,979
Convertible notes due June 9, 2010, $10,654 and $15,540 outstanding, net of debt discount of ($5,991) and ($11,186) at March 31, 2009 and December 31, 2008, respectively (Note 6)	4,663	4,354

Total long-term liabilities	6,642	6,333

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at March 31, 2009 and December 31, 2008, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $.001 par value; 6,000,000 and 6,000,000 shares authorized, 1,014,111 and 486,724 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,014	487
Additional paid-in capital	943,594	938,775
Accumulated deficit	(955,193)	(944,126)

Total stockholders' deficit	(10,585)	(4,864)
Total liabilities and stockholders' deficit	$7,137	$12,693

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008

Product sales - net	$62	$117
Cost of goods sold	-	25
Gross margin	62	92

Operating expenses:
Research and development	2,298	6,438
Selling, general and administrative	2,172	3,638
Reduction in liability for settlement of litigation (Note 5)	-	(260)
Total operating expenses	4,470	9,816

Other income/(expense):
Gain on maturity of marketable securities	-	31
Interest and other income, net	15	61
Interest expense	(387)	(25)
Amortization of deferred financing costs and debt discount (Note 6)....	(6,287)	-
Total other income/(expense), net	(6,659)	67
Net loss	$(11,067)	$(9,657)

Net loss per basic and diluted share	$(0.01)	$(0.29)
Shares used in computing net loss per basic and diluted share	899,963	33,781

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008

Operating activities:
Net loss	$(11,067)	$(9,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	41
Amortization of deferred financing costs and debt discount	6,287
Share-based compensation	73	145
Gain on maturity of marketable securities	-	(31)
Reduction in liability for settlement of litigation	-	(260)
Changes in operating assets and liabilities:
Accounts receivable	(6)	(19)
Inventory	-	25
Prepaid expenses and other current assets	130	419
Accounts payable and accrued expenses	242	3,110
Other assets	-	(13)
Net cash used in operating activities	(4,303)	(6,240)
Investing activities:
Maturities of marketable securities	-	2,000
Purchase of property and equipment	(7)	-
Net cash provided by (used in) investing activities	(7)	2,000
Financing activities:
Repayments of note payable	-	(322)
Issuance of common stock, net	-	2,857
Net cash provided by financing activities	-	2,535
Decrease in cash and cash equivalents	(4,310)	(1,705)
Cash and cash equivalents at beginning of period	4,908	5,814
Cash and cash equivalents at end of period	$598	$4,109

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.	Organization and Business

Genta Incorporated (the “Company” or “Genta”) is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is currently dependent on the timing of Genasense® regulatory approval. Any adverse events with respect to approval by the U.S. Food and Drug Administration (‘‘FDA’’) and/or European Medicines Agency (‘‘EMEA’’) could negatively impact the Company’s ability to obtain additional funding or identify potential partners.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operation raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 9, 2008, the Company placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. As a result of issuing convertible notes on April 2, 2009, (see below), these notes are presently convertible into shares of Genta common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal. Certain members of senior management of Genta participated in this offering. The notes are secured by a first lien on all assets of Genta.

On April 2, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the 2009 Notes, and corresponding warrants to purchase common stock. The Company closed on approximately $6 million of such notes and warrants on April 2, 2009. The 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and will be convertible into shares of the Company’s common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal amount outstanding. In addition, the 2009 Notes include certain events of default, including a requirement that the Company effect a reverse stock split of its Common Stock within 105 days of April 2, 2009. The notes and warrants are convertible into approximately 3,897,000,000 shares. There are currently not enough shares of common stock authorized under the Company’s certificate of incorporation to cover the shares underlying the 2009 Notes and warrants and the 2008 Notes.

A special meeting of the Company’s stockholders will be held on May 27, 2009. The Company has recommended to its stockholders that they provide authorization to the Company’s Board of Directors to effect a reverse split in any ratio from 1:2 to 1:100.

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

Net cash used in operating activities during the three months ended March 31, 2009 was $4.3 million. Presently, with no further financing, management projects that the Company will run out of funds in June, 2009. The terms of the 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. The Company does not have any additional financing in place. There can be no assurance that the Company can obtain financing, if at all, on terms acceptable to it.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value. At March 31, 2009, the amounts on deposit that exceeded the $250,000 federally insured limit was $0.3 million.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the three months ended March 31, 2009 and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company’s Federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. As of March 31, 2009, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $294 thousand related to this assessment. The Company appealed this decision to the State and on February 13, 2008, the State notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment. A pretrial conference has been scheduled with an assigned judge for May 5, 2009. It is anticipated that a trial will commence in the second half of 2009.

The Company's policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Consolidated Statements of Operations. The Company recorded $13 thousand and $18 thousand in interest expense related to the State of New Jersey assessment during the three months ended March 31, 2009 and 2008, respectively.

Stock Options

Stock Options are accounted for using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (‘‘SFAS 123R’’), using the modified prospective transition method. Under the standard, all share-based payments, including grants of employee stock options, are recognized in the Consolidated Statement of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 7 and Note 8 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Deferred Financing Costs

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of debt instruments between warrants and notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant issued to the placement agent is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Net Loss Per Common Share

Net loss per common share for the three months ended March 31, 2009 and 2008, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted net loss per share are identical for the three months ended March 31, 2009 and 2008, respectively,  as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. At March 31, 2009 and 2008, respectively, the potentially dilutive securities include approximately 2,122.6 million shares and approximately 2.3 million shares, respectively, reserved for the conversion of convertible notes, convertible preferred stock and the exercise of outstanding options and warrants.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, accounting for situations where the currency of the linked instrument differs from the host instrument and accounting for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for the Company January 1, 2009. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between its liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This guidance does not apply to the Company since its existing convertible debt instruments are settled only in stock upon conversion, and as a result does not have an impact on the Company’s unaudited Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other principles of generally accepted accounting principles.  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”, and is not expected to have any impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB SFAS 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position 157-2 - Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB released FASB Staff Position 157-3 - Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. In April 2009, the FASB released FASB Staff Position 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements and the adoption of SFAS No. 157 for the Company’s non-financial assets and liabilities, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

3.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$24	$24
Finished goods	97	97
	$121	$121

During the three months ended March 31, 2009, sales of Ganite® were from product that had been previously accounted for as excess inventory.

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

4.	Office Lease Settlement Obligation

In January 2009, the Company entered into an amendment of its lease agreement with The Connell Company, whereby the Company’s future payment of $2.0 million, related to an earlier amendment of its lease for office space, is payable on January 1, 2011. The Company will pay 6.0% interest in arrears to Connell from July 1, 2009 through the new payment date.

5.	Reduction in Liability for Settlement of Litigation

In 2008 the Company reached an agreement to settle a class action litigation claim in consideration for issuance of 2.0 million shares of common stock of the Company (adjusted for any subsequent event that results in a change in the number of shares outstanding as of January 31, 2007) and $18.0 million in cash for the benefit of plaintiffs and the stockholder class. A Court order approving the settlement was issued in May 2008 and the settlement became final in June 2008. The Company also entered into release and settlement agreements with its insurance carriers, pursuant to which insurance will cover the settlement fee and various costs incurred in connection with the action. Under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5,” the Company recorded an expense comprised of 2.0 million shares of the Company’s common stock on December 31, 2006 and continued to mark this liability to market until June 27, 2008. At March 31, 2008, the revised value of the common stock portion of the litigation settlement resulted in a reduction in the provision of $0.3 million.

6.	Convertible Notes and Warrant

On June 9, 2008, the Company placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. As a result of issuing convertible notes on April 2, 2009, (see Note 11), these notes are presently convertible into shares of Genta common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal. Certain members of senior management of Genta participated in this offering. The notes prohibit the Company from consummating any additional financing transaction without the approval of holders of more than two-thirds of the principal amount of the notes. The Company is in compliance with all debt-related covenants at March 31, 2009.

At the time the notes were issued, the Company recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of $20.0 million. The aggregate intrinsic value of the difference between the market price of the Company’s share of stock on June 9, 2008 and the conversion price of the notes was in excess of the face value of the $20.0 million notes, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the term of the notes through their maturity date using the effective interest method.

From January 1, 2009 through March 31, 2009, holders of the convertible notes voluntarily converted approximately $5.3 million, resulting in an issuance of 527.3 million shares of common stock.  At March 31, 2009, approximately $10.7 million of the convertible notes were outstanding.

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

In addition, in connection with the placement of the senior secured convertible notes, the Company issued a warrant to its private placement agent to purchase 40,000,000 shares of common stock at an exercise price of $0.02 per share and incurred a financing fee of $1.2 million. The deferred financing costs, including the financing fee and the initial value of the warrant, are being amortized over the two-year term of the convertible notes. At March 31, 2009, the unamortized balances of the financing fee and the warrant are $0.8 million and $4.5 million, respectively.

7.	Share-Based Compensation

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”) and Staff Accounting Bulletin 110 (“SAB 110”), using a “simplified” method. The Company will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. There were no grants of stock options during the three months ended March 31, 2009 and 2008, respectively.

Share-based compensation expense recognized for the three months ended March 31, 2009 and 2008, respectively, was comprised as follows:
	Three Months Ended March 31,
($ thousands, except per share data)	2009	2008

Research and development expenses	$21	$44
Selling, general and administrative	52	101
Total share-based compensation expense	$73	$145
Share-based compensation expense, per basic and diluted common share	$0.00	$0.00

8.	Stock Option Plans

As of March 31, 2009, the Company has two outstanding share-based compensation plans, which are described below:

1998 Stock Incentive Plan

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 3.4 million shares had been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards were granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vested over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted had contractual terms of ten years from the date of the grant. As of May 27, 2008, the authorization to provide grants under the 1998 Plan expired.

The following table summarizes the option activity under the 1998 Plan as of March 31, 2009 and changes during the three months then ended:
Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,877	$23.83
Granted	-	-
Exercised	-	-
Forfeited or expired	(114)	0.76
Outstanding at March 31, 2009	1,763	$25.33	3.2	$-
Vested and exercisable at March 31, 2009	1,341	$21.77	1.8	$-

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at March 31, 2009. The amount of aggregate intrinsic value may change based on the market value of the Company’s stock.

As of March 31, 2009, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation resulting from stock options granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 0.9 years.

The following table summarizes the restricted stock unit (RSU) activity under the 1998 Plan as of March 31, 2009 and changes during the three months then ended:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2009	253	$0.41
Granted	-	-
Vested	(126)	$0.41
Forfeited or expired	(11)	$0.41
Outstanding nonvested RSUs at March 31, 2009	116	$0.41

As of March 31, 2009, there was approximately $8 thousand of total unrecognized compensation cost related to non-vested share-based compensation resulting from RSUs granted under the 1998 Plan, which is expected to be recognized over the next three months.

1998 Non-Employee Directors’ Plan

Pursuant to the Company’s 1998 Non-Employee Directors’ Plan as amended (the “Directors’ Plan”), 0.6 million shares have been provided for the grant of non-qualified stock options to the Company’s non-employee members of the Board of Directors. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant. Initial option grants vest over a three-year period in equal increments, beginning on the first anniversary of the date of the grant. Subsequent grants generally vest on the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the option activity under the Directors’ Plan as of March 31, 2009 and changes during the three months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	102	$22.61
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	102	$22.61	6.0	$-
Vested and exercisable at March 31, 2009	102	$22.61	6.0	$-

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at March 31, 2009. The amount of aggregate intrinsic value may change based on the market value of the Company’s stock.

9.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, the Board of Directors, and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted the motion of the Company to dismiss the class action complaint and dismissed the complaint with prejudice. The plaintiffs have filed a notice of appeal to the Appellate Division of the Superior Court from the order dismissing this case.

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

10.	Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

No interest or income taxes were paid with cash during the three months ended March 31, 2009 and 2008, respectively.  On March 9, 2009, the Company issued approximately $386 thousand of convertible notes in lieu of interest due on its 2008 Notes.

From January 1, 2009 through March 31, 2009, holders of the Company’s convertible notes voluntarily converted approximately $5.3 million, resulting in an issuance of 527.3 million shares of common stock.

11.	Subsequent Event

From April 1, 2009 through April 30, 2009, holders of June 2008 convertible notes have voluntarily converted approximately $3 million of their notes, resulting in an issuance of approximately 1,500 million shares of common stock. At April 30, 2009, approximately $7.7 million of the convertible notes were outstanding

On April 2, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the 2009 Notes, and corresponding warrants to purchase common stock. The Company closed on approximately $6 million of such notes and warrants on April 2, 2009. The 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and will be convertible into shares of the Company’s common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal amount outstanding. In addition, the 2009 Notes include certain events of default, including a requirement that the Company effect a reverse stock split of the Company’s Common Stock within 105 days of April 2, 2009. The notes and warrants are convertible into approximately 3,897,000,000 shares.

There are currently not enough shares of Common Stock authorized under the Company’s certificate of incorporation to cover the shares underlying the 2009 Notes and warrants and the 2008 Notes. The Company will initially account for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the notes should be classified as a liability measured at fair value on the balance sheet. In this case, if the Company is not successful in obtaining approval of its stockholders to increase the number of authorized shares to accommodate the potential number of shares that the notes convert into, the Company will be required to cash settle the conversion option.

In accordance with EITF 00-19, when there are insufficient authorized shares to permit exercise of all of the issued convertible notes and warrants, the conversion obligation for the notes and the warrant obligations will be classified as liabilities and measured at fair value on the balance sheet. The conversion feature liability and the warrant liability will be accounted for using mark-to-market accounting at each reporting date until all the criteria for permanent equity have been met.

At the time the notes were issued, the Company recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of $6.0 million. The aggregate intrinsic value of the difference between the market price of a share of the Company’s stock on April 2, 2009 and the conversion price of the notes was in excess of the face value of the $6.0 million notes, and thus, a full debt discount was recorded in an amount equal to the face value of the note. The Company will amortize the resultant debt discount over the term of the notes through their maturity date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);
•	the safety and efficacy of the Company’s products;
•	the commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
•	the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;
•	the adequacy of the Company’s patents and proprietary rights;
•	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation; and
•	the other risks described under Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in this Form 10-Q.

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

From our inception to March 31, 2009, we have incurred a cumulative net deficit of $955.2 million. Our recurring losses from operations and our negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect that such losses will continue at least until our lead product, Genasense®, is approved by one or more regulatory authorities for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

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

We had $0.6 million of cash and cash equivalents on hand at March 31, 2009.  Cash used in operating activities during the first three months of 2009 was $4.3 million.

On June 9, 2008, we placed $20 million of senior secured convertible notes with certain institutional and accredited investors. On April 2, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the 2009 Notes, and corresponding warrants to purchase common stock. We closed on approximately $6 million of such notes and warrants on April 2, 2009.

Presently, with no further financing, we project that we will run out of funds in June, 2009. The terms of the 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

Our lead drug, Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in a number of diseases. Under our own sponsorship or in collaboration with the U.S. National Cancer Institute (NCI), we are currently conducting additional clinical trials. We are especially interested in the development, regulatory approval, and commercialization of Genasense® in at least three diseases: melanoma; chronic lymphocytic leukemia (CLL); and non-Hodgkin’s lymphoma (NHL).

Genasense® has been submitted for regulatory approval in the U.S. on two occasions and to the European Union (EU) once. These applications proposed the use of Genasense® plus chemotherapy for patients with advanced melanoma (U.S. and EU) and relapsed or refractory chronic lymphocytic leukemia (CLL) (U.S.-only). None of these applications resulted in regulatory approval for marketing. Nonetheless, we believe that Genasense® can ultimately be approved and commercialized and we have undertaken a number of initiatives in this regard that are described below.

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

AGENDA is designed to expand evidence for the safety and efficacy of Genasense® when combined with dacarbazine for patients who have not previously been treated with chemotherapy. The study prospectively targets patients who have low-normal levels of LDH. We have completed accrual of patient enrollment into AGENDA with 315 patients from the U.S., Canada, Western Europe, and Australia.  A final analysis by an independent Data Monitoring Committee for both safety and futility will be completed in May 2009. If the trial progresses to completion, we expect to release results on the final assessment of PFS in the fourth quarter of 2009. If those data are positive, we currently expect our regulatory submissions will be based upon confirmation that the addition of Genasense® to chemotherapy results in a statistically significant and clinically meaningful improvement in PFS. Approval by FDA and EMEA will allow Genasense® to be commercialized by us in the U.S. and in the European Union. Genasense® in melanoma has been designated an Orphan Drug in Australia and the United States, and the drug has received Fast Track designation in the United States.

Given our belief in the activity of Genasense® in melanoma, we have initiated additional clinical studies in this disease. One such study is a Phase 2 trial of Genasense® plus a chemotherapy regimen consisting of Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) plus temozolomide (Temodar®). We also expect to examine different dosing regimens that will improve the dosing convenience and commercial acceptance of Genasense®, including its administration by brief (1-2 hour) IV infusions.

Our initial NDA for the use of Genasense® plus chemotherapy in patients with relapsed or refractory CLL was not approved. We conducted a randomized Phase 3 trial in 241 patients with relapsed or refractory CLL who were treated with fludarabine and cyclophosphamide (Flu/Cy) with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase (17% vs. 7%; P=0.025) in the proportion of patients who achieved a complete response (CR), defined as a complete or nodular partial response. Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

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

We submitted our NDA to the FDA in December 2005 in which we sought accelerated approval for the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. In December 2006, we received a “non-approvable” notice for that application from FDA. However, since we believed that our application had met the regulatory requirements for approval, in April 2007, we filed an appeal of the non-approvable notice using FDA’s Formal Dispute Resolution process. In March 2008, we received a formal notice from FDA that indicated additional confirmatory evidence would be required to support approval of Genasense® in CLL. In that communication, FDA recommended one option was to collect additional information regarding the clinical course and progression of disease in patients from the completed trial.

Subsequently, we obtained information regarding long-term survival on patients who had been accrued to our completed Phase 3 trial. In June 2008, we announced results from 5 years of follow-up These data showed that patients treated with Genasense® plus chemotherapy who achieved either a complete response (CR) or a partial response (PR) had also achieved a statistically significant increase in survival.

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

These data were again submitted to FDA in the second quarter of 2008, and the application was again denied in December 2008. Genta re-appealed the denial, and in March 2009, CDER decided that available data were still not adequate to support approval of Genasense® in chronic lymphocytic leukemia, and the Agency recommended conducting a confirmatory clinical trial. We have not yet made a decision whether to conduct this study.

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

In March 2008, we obtained from Daiichi Sankyo Company Ltd. an exclusive worldwide license for tesetaxel, a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients. At the time we obtained the license, tesetaxel was on “clinical hold” by FDA due to the occurrence of several fatalities in the setting of severe neutropenia. In the second quarter of 2008, we filed a response to the FDA requesting a lift of the clinical hold, which was granted in June 2008. In January 2009, we announced initiation of a new clinical trial with tesetaxel to examine the clinical pharmacology of the drug over a narrow dosing range around the established Phase 2 dose.

We have also submitted applications to FDA for designation of tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma.  Both of these designations have been granted. We have submitted a proposed protocol to FDA for Special Protocol Assessment (SPA). A SPA is intended to secure agreement on the design, size, and endpoints of clinical trials that are intended to form the primary basis of an efficacy claim in a NDA. We also expect to seek Scientific Advice from the EMEA for this study to support a Marketing Authorization Application (MAA). The protocol proposes to examine the safety and efficacy of tesetaxel in patients with advanced gastric cancer whose disease has progressed after receiving first-line chemotherapy. Maintenance of the license from Daiichi Sankyo requires certain payments that include amortization of licensing fees and milestones.  If such payments are not made, Daiichi Sankyo may elect to terminate the license; however, a portion of the licensing fees may still be due even in the event of termination. We are currently in discussions with Daiichi Sankyo regarding the timing of these payments.

Our third pipeline product is G4544, which is a novel oral formulation of a gallium-containing compound that we developed in collaboration with Emisphere Technologies, Inc. We completed a single-dose Phase 1 study of an initial formulation of this new drug known as “G4544(a)” and the results were presented at a scientific meeting in the second quarter of 2008. We are planning another study using a modified formulation, known as “G4544(b)”. The FDA has indicated that a limited, animal toxicology study in a single species will be required prior to initiation of multi-dose studies of G4544(b). Progress in the clinical development of G4544 program was delayed in 2008 and through the first quarter of 2009 due to financial constraints.

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

Lastly, we have announced our intention to seek a buyer for Ganite®, our sole marketed product.  Our financial constraints have prevented us from investing in adequate commercial support for Ganite®, and the intellectual property that provided us with an exclusive position in the United States has expired.

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

($ thousands)	2009	2008

Product sales – net	$62	$117
Cost of goods sold	-	25
Gross margin	62	92

Operating expenses:
Research and development	2,298	6,438
Selling, general and administrative	2,172	3,638
Reduction in liability for settlement of litigation	-	(260)
Total operating expenses	4,470	9,816

Other (expense)/income:
Other (expense)/income, net	(372)	67
Amortization of deferred financing costs and debt discount	(6,287)	-
Total other income/(expense), net	(6,659)	67

Net loss	$(11,067)	$(9,657)

Product sales-net

Product sales-net were $62,000 for the three months ended March 31, 2009, compared with $117,000 for the three months ended March 31, 2008. Unit sales of Ganite® declined 18%, while reported product sales include the negative impact of anticipated returns of Ganite® due to expired dating of product. Product sales-net include sales through the “named-patient” program managed for us by IDIS Limited (a privately owned company based in the United Kingdom), whereby IDIS distributes Ganite® and Genasense® on a ‘‘named patient’’ basis. ‘‘Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient. Product sales-net in 2009 include named-patient program sales of $8,000 of Genasense® and $5,000 of Ganite®, while 2008 results include sales of Ganite® of $10,000.

Cost of goods sold

During the three months ended March 31, 2009, sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $2.3 million for the three months ended March 31, 2009, compared with $6.4 million for the three months ended March 31, 2008. In March 2008, we entered into a worldwide license agreement for tesetaxel, a taxane compound taken by mouth. Pursuant to this agreement, we recognized $2.5 million for license payments. Expenses in 2009 also declined primarily due to lower payroll costs, resulting from lower headcount as we reduced our workforce in April 2008 and May 2008 to conserve cash.

Research and development expenses incurred on the Genasense® project during the three months ended March 31, 2009 were approximately $2.1 million, representing 90% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.2 million for the three months ended March 31, 2009, compared with $3.6 million for the three months ended March 31, 2008. This decrease was primarily due to lower payroll costs of $0.6 million, resulting from the two reductions in workforce and lower office rent of $0.5 million, resulting from our termination of a lease for one floor of office space in May 2008.

Reduction in liability for settlement of litigation

In the fourth quarter of 2006, we recorded an expense that provided for the issuance of 2.0 million shares of Genta common stock, for a settlement in principle of class action litigation and continued to mark this liability to market until June 27, 2008. At March 31, 2008, the revised value of the common stock portion of the litigation settlement resulted in a reduction in the provision of $0.3 million.

Gain on maturity of marketable securities
Interest and other income, net
Interest expense

The total of the above referenced accounts resulted in expense, net of $(0.4) million for the first three months of 2009 and income, net of $0.1 million for the prior-year period. This increase in expense was primarily due to interest incurred on the convertible notes, as well as lower interest income, resulting from lower investment balances.

Amortization of deferred financing costs and debt discount

On June 9, 2008, we issued $20 million of our senior secured convertible notes, issued our private placement agent a warrant to purchase 40,000,000 shares of our common stock at an exercise price of $0.02 per share and incurred a financing fee of $1.2 million. The deferred financing costs, including the financing fee and the issuance of the warrant, are being amortized over the two-year term of the convertible notes. At the time the notes were issued, we recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of $20.0 million. We are amortizing the resultant debt discount over the term of the notes through their maturity date. The amortization of deferred financing costs and debt discount was $6.3 million for the three months ended March 31, 2009.

Net loss

Genta recorded a net loss of $11.1 million, or net loss per basic and diluted share of $0.01 for the three months ended March 31, 2009 and incurred a net loss of $9.7 million, or $0.29 per basic and diluted share, for the three months ended March 31, 2008.

The higher net loss for the first quarter of 2009 was due to the amortization of financing costs and debt discount resulting from the June 2008 convertible note offering, partially offset by lower operational expenses, primarily attributable to reduced headcount and payroll expenses.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents totaling $0.6 million, compared with $4.9 million at December 31, 2008, reflecting the funds used in operating our company.

On June 9, 2008, we placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. As a result of issuing convertible notes on April 2, 2009, (see below), these notes are presently convertible into shares of our common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal. Certain members of our senior management participated in this offering. Pursuant to a general security agreement, entered into concurrently with the notes, the notes are secured by a first lien on all of our assets. In addition, the notes prohibit any additional financing without the approval of holders of more than two-thirds of the principal amount of the notes.

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

On April 2, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the 2009 Notes, and corresponding warrants to purchase common stock. We closed on approximately $6 million of such notes and warrants on April 2, 2009. The 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and will be convertible into shares of the our common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal amount outstanding. In addition, the 2009 Notes include certain events of default, including a requirement that we effect a reverse stock split of our Common Stock within 105 days of April 2, 2009. The notes and warrants are convertible into approximately 3,897,000,000 shares. There are currently not enough shares of Common Stock authorized under our certificate of incorporation to cover the shares underlying the 2009 Notes and warrants and the 2008 Notes.

A special meeting of our stockholders will be held on May 27, 2009. We have recommended to our stockholders that they provide authorization to our Board of Directors to effect a reverse split in any ratio from 1:2 to 1:100.

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

During the first three months of 2009, cash used in operating activities was $4.3 million compared with $6.2 million for the same period in 2008, reflecting the reduced size of our company.

Presently, with no further financing, we project that we will run out of funds in June 2009. The term of the 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We do not have any additional financing in place. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The implementation of this standard did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for the Company January 1, 2009. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between its liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This guidance does not apply to us since our existing convertible debt instruments are settled only in stock upon conversion, and as a result does not have an impact on our unaudited consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other principles of generally accepted accounting principles.  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The implementation of this standard did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, accounting for situations where the currency of the linked instrument differs from the host instrument and accounting for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The implementation of this standard did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP”, and is not expected to have any impact on our financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB SFAS 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of this standard did not have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position 157-2 - Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB released FASB Staff Position 157-3 - Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. In April 2009, the FASB released FASB Staff Position 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of SFAS No. 157 for the our financial assets and liabilities did not have a material impact on our consolidated financial statements and the adoption of SFAS No. 157 for the our non-financial assets and liabilities, effective January 1, 2009, did not have a material effect on our consolidated financial statements.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2009. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

PART II

Item 1. Legal Proceedings

In September 2008, several shareholders of our Company, on behalf of themselves and all others similarly situated, filed a class action complaint against our Company, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, our Board of Directors, and certain officers breached their fiduciary duties, and our Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the motion of our Company to dismiss the class action complaint and dismissed the complaint with prejudice.  The plaintiffs have filed a notice of appeal to the Appellate Division  of the Superior Court from the order dismissing this case.

In November 2008, a complaint against our Company and its transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that our Company and our transfer agent caused or contributed to losses suffered by the stockholder. Our Company denies the allegations of this complaint and intends to vigorously defend this lawsuit.

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2008 before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

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

On June 9, 2008, we placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and are presently convertible into shares of Genta common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal. Certain members of our senior management participated in this offering. The notes are secured by a first lien on all of our assets.

On April 2, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the 2009 Notes, and corresponding warrants to purchase common stock. We closed on approximately $6 million of such notes and warrants on April 2, 2009. The 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and will be convertible into shares of our common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal amount outstanding. In addition, the 2009 Notes include certain events of default, including a requirement that we effect a reverse stock split of our Common Stock within 105 days of April 2, 2009. There are currently not enough shares of our Common Stock authorized under our certificate of incorporation to cover the shares underlying the 2009 Notes and warrants and the 2008 Notes.

A special meeting of our stockholders will be held on May 27, 2009. We have recommended to our stockholders that they provide authorization to our Board of Directors to effect a reverse split in any ratio from 1:2 to 1:100.

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

Presently, with no further financing, we will run out of funds in June 2009. We currently do not have any additional financing in place. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

If our stockholders do not approve authorizing our Board of Directors to effect a reverse split in a ratio of any ratio from 1:2 to 1:100, we will be in default on our 2009 Notes.

As noted above, the 2009 Notes include certain events of default, including a requirement that we effect a reverse stock split of our Common Stock within 105 days of April 2, 2009. There are currently not enough shares of our Common Stock authorized under our certificate of incorporation to cover the shares underlying the 2009 Notes and warrants and the 2008 Notes.

A special meeting of our stockholders will be held on May 27, 2009. We have recommended to our stockholders that they provide authorization to our Board of Directors to effect a reverse split in any ratio from 1:2 to 1:100.

If our stockholders do not provide authorization to our Board of Directors to effect a reverse split within 105 days of April 2, 2009, we will be in default on our 2009 Notes, and the principal amount of the notes plus accrued interest will be immediately due to our noteholders.

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

We cannot assure you that Genasense® will receive FDA or EMEA approval. For example, the NDA for Genasense® in melanoma was withdrawn in 2004 after an advisory committee to the FDA failed to recommend approval. A negative decision was also received for a similar application in melanoma from the EMEA in 2007. Our initial NDA for the use of Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful. In March 2009, the FDA Center for Drug Evaluation and Research (CDER) decided that available data were still not adequate to support approval of Genasense® for treatment of patients in chronic lymphocytic leukemia, and the Agency has recommended conducting a confirmatory clinical trial.

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

In addition, our collaborators may elect not to develop products arising out of our collaborative arrangements or to devote sufficient resources to the development, regulatory approval, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop or commercialize our products.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to March 31, 2009, we have incurred a cumulative net deficit of $955.2 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.

Our business depends heavily on a small number of products.

We currently market and sell one product, Ganite® and the principal patent covering its use for the approved indication expired in April 2005. If Genasense® is not approved, if approval is significantly delayed, or if in the event of approval the product is commercially unsuccessful, then we will not expect significant sales of other products to offset this loss of potential revenue.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no significant acquisition or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights to our products and services;

•	additional expense associated with amortization of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

Risks Related to Outstanding Litigation

The outcome of and costs relating to pending litigation are uncertain.

In November 2008, a complaint against us and our transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that we and our transfer agent caused or contributed to losses suffered by the stockholder. We deny the allegations of the complaint and intend to vigorously defend this lawsuit.

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

The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and likely will continue to be highly volatile. Factors that could have a significant impact on the future price of our common stock include but are not limited to:

•	the results of preclinical studies and clinical trials by us or our competitors;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	government regulation;

•	developments in patent or other proprietary rights by us or our competitors, including litigation;

•	fluctuations in our operating results; and

•	market conditions for biopharmaceutical stocks in general.

At March 31, 2009, our outstanding convertible notes were convertible into 5.3 billion shares of common stock. On April 2, 2009 we sold additional notes and warrants, convertible into 3.9 billion shares of common stock. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

As our convertible noteholders convert their notes into shares of our common stock, our stockholders will be diluted.

On June 9, 2008, we placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and are presently convertible into shares of our common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal. Certain members of our senior management participated in this offering. The notes are secured by a first lien on all of our assets. At March 31, 2009, our outstanding convertible notes were convertible into 5.3 billion shares of our common stock.

On April 2, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the 2009 Notes, and corresponding warrants to purchase common stock. We closed on approximately $6 million of such notes and warrants on April 2, 2009. The 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and will be convertible into shares of our common stock at a conversion rate of 500,000 shares of common stock for every $1,000.00 of principal amount outstanding. In addition, the 2009 Notes include certain events of default, including a requirement that we effect a reverse stock split of our Common Stock within 105 days of April 2, 2009. The notes and warrants are convertible into approximately 3.9 billion shares. There are currently not enough shares of Common Stock authorized under our certificate of incorporation to cover the shares underlying the 2009 Notes and warrants and the 2008 Notes.

The conversion of some or all of our notes dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

Our common stock is considered a "penny stock" and does not qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.

Our common stock is classified as a “penny stock” by the SEC and is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of our shares of common stock being subject to the rules on penny stocks, the liquidity of our common stock may be adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the quarter ended March 31, 2009.

Item 5.   Other Information

On August 29, 2008, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission for the offer and sale of the Company’s common stock. On March 9, 2009, the Company amended its filing to be for the offer and sale of the Company’s convertible debt securities and warrants. The Form S-1/A is not effective and does not relate to any pending or specific future financing.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
10.1	Amendment of Lease, dated January 29, 2009 by and between The Connell Company and the Company (filed herewith).
10.2
Purchase Agreement and Note Amendment, dated February 17, 2009 among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2009, Commission File No. 0-19635).

10.3
Note Amendment dated March 9, 2009 among the Company and the Purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2009, Commission File No. 0-19635).

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

Date: May 12, 2009
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 12, 2009
/s/ GARY SIEGEL
Gary Siegel
Vice President, Finance
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	Amendment of Lease, dated January 29, 2009 by and between The Connell Company and the Company (filed herewith).
10.2
Purchase Agreement and Note Amendment, dated February 17, 2009 among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2009, Commission File No. 0-19635).

10.3
Note Amendment dated March 9, 2009 among the Company and the Purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2009, Commission File No. 0-19635).

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