Form 10-Q
period 2009-06-30
GENTA INC DE/
filed 2009-08-14
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

As of August 7, 2009, the registrant had 133,745,061 shares of common stock outstanding.

 Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$696	$4,908
Accounts receivable - net of allowances of $5 at June 30, 2009 and $12 at December 31, 2008, respectively	34	2
Inventory (Note 4)	119	121
Prepaid expenses and other current assets	584	973
Total current assets	1,433	6,004

Property and equipment, net	271	300
Deferred financing costs and debt discount (Note 6)	8,546	6,389
Total assets	$10,250	$12,693

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$11,259	$11,224
Convertible notes due June 9, 2010, $2,829 outstanding, net of debt discount of ($1,969) (Note 6)	860	-
Total current liabilities	12,119	11,224

Long-term liabilities
Office lease settlement obligation (Note 5)	1,979	1,979
Convertible notes due June 9, 2010, $15,540 outstanding, net of debt discount of ($11,186) (Note 6)	-	4,354
Convertible notes due April 2, 2012, $5,950 outstanding, net of debt discount of ($5,466) (Note 6)	484	-
Total long-term liabilities	2,463	6,333

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at June 30, 2009 and December 31, 2008, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $.001 par value; 6,000,000 and 6,000,000 shares authorized, 99,771 and 9,734 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	100	10
Additional paid-in capital	993,843	939,252
Accumulated deficit	(998,275)	(944,126)
Total stockholders' deficit	(4,332)	(4,864)
Total liabilities and stockholders' deficit	$10,250	$12,693

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Product sales - net	$69	$131	$131	$248
Cost of goods sold	1	29	1	54
Gross margin	68	102	130	194

Operating expenses:
Research and development	3,674	4,454	5,972	10,891
Selling, general and administrative	1,968	2,587	4,140	6,225
Settlement of office lease obligation (Note 5)	-	3,307	-	3,307
Reduction in liability for settlement of litigation, net	-	(80)	-	(340)
Total operating expenses	5,642	10,268	10,112	20,083

Other income/(expense):
Gain on maturity of marketable securities	-	-	-	31
Interest income and other income, net	1	40	16	100
Interest expense	(189)	(198)	(576)	(223)
Amortization of deferred financing costs and debt discount (Note 7)	(10,625)	(840)	(16,912)	(840)
Fair value - conversion feature liability (Note 6)	(19,040)	(720,000)	(19,040)	(720,000)
Fair value - warrant liability (Note 6)	(7,655)	(7,200)	(7,655)	(7,200)
Total other income/(expense)	(37,508)	(728,198)	(44,167)	(728,132)

Net loss	$(43,082)	$(738,364)	$(54,149)	$(748,021)

Net loss per basic and diluted share	$(0.63)	$(1,004.84)	$(1.24)	$(1,060.69)
Shares used in computing net loss per
basic and diluted share	68,870	735	43,575	705

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008

Operating activities:
Net loss	$(54,149)	$(748,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	83
Amortization of deferred financing costs and debt discount (Note 6)	16,912	840
Share-based compensation (Note 8)	107	305
Gain on maturity of marketable securities	-	(31)
Reduction in liability for settlement of litigation, net (Note 5)	-	(340)
Change in fair value - conversion feature liability (Note 6)	19,040	720,000
Change in fair value - warrant liability (Note 6)	7,655	7,200
Changes in operating assets and liabilities:
Accounts receivable	(32)	(24)
Inventory	2	54
Prepaid expenses and other current assets	389	444
Accounts payable and accrued expenses	545	5,094

Net cash used in operating activities	(9,451)	(14,396)
Investing activities:
Maturities of marketable securities	-	2,000
Elimination of restricted cash deposits	-	1,731
Purchase of property and equipment	(51)	(11)

Net cash provided by (used in) investing activities	(51)	3,720
Financing activities:
Repayments of note payable	-	(512)
Issuance of convertible notes net of financing cost of $660 (Note 6)	5,290	18,795
Issuance of common stock, net	-	2,857

Net cash provided by financing activities	5,290	21,140

Increase/(decrease) in cash and cash equivalents	(4,212)	10,464
Cash and cash equivalents at beginning of period	4,908	5,814

Cash and cash equivalents at end of period	$696	$16,278

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.	Reverse Stock Split

At a Special Meeting of Stockholders of Genta Incorporated (“Genta” or the “Company”) held on June 26, 2009, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and the Board of Directors subsequently approved the implementation of a reverse stock split on June 26, 2009 at a ratio of one for fifty shares. All share and per share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to June 26, 2009.

2.	Organization, Business and Liquidity

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses since its inception. Management expects that such losses will continue at least until its lead product, Genasense® (oblimersen sodium) Injection, receives approval for commercial sale in one or more indications. Achievement of profitability for the Company is currently dependent on the timing of Genasense® regulatory approval. Any adverse outcomes with respect to approval by the U.S. Food and Drug Administration (‘‘FDA’’) and/or European Medicines Agency (‘‘EMEA’’) could negatively impact the Company’s ability to obtain additional funding or identify potential partners.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operation raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 9, 2008, the Company placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 2,000 shares of common stock for every $1,000.00 of principal, (adjusted for the reverse stock split). As a result of issuing convertible notes on April 2, 2009, (see below), these notes are presently convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. The 2008 Notes are secured by a first lien on all assets of Genta.

On April 2, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the April 2009 Notes, and corresponding warrants to purchase common stock. The Company closed on approximately $6 million of such notes and warrants on April 2, 2009. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding. The April 2009 Notes are also secured by a first lien on all assets of Genta, which security interest is pari passu with the security interest held by the holders of the 2008 Notes.

On July 7, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the July 2009 Notes, and (ii) 30% common stock.  In connection with the sale of the units, the Company also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the July 2009 Notes purchased by each investor. The Company closed on $3 million of such July 2009 Notes, common stock and warrants on July 7, 2009.

On August 6, 2009, the Company entered into an amendment whereby, among other things, the certain accredited institutional investors who were parties to the July 2009 securities purchase agreement agreed to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock, increasing their aggregate investment to $13 million.

Net cash used in operating activities during the six months ended June 30, 2009 was $9.5 million. Presently, with no further financing, management projects that the Company will run out of funds in September 2009. The terms of the July 2009 financing, as amended, commit those investors to purchase $10.0 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. The Company does not have any additional financing in place. There can be no assurance that the Company can obtain financing, if at all, on terms acceptable to it.

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

If the Company is unable to raise additional funds, it will need to do one or more of the following:

•	delay, scale back or eliminate some or all of the Company’s research and product development programs and sales and marketing activity;

•	license one or more of our products or technologies that the Company would otherwise seek to commercialize itself;

•	attempt to sell the Company;

•	cease operations; or

•	declare bankruptcy.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value. At June 30, 2009, the amounts on deposit that exceeded the $250,000 federally insured limit was $0.2 million.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the six months ended June 30, 2009 and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company’s Federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. As of June 30, 2009, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $308 thousand related to this assessment. The Company appealed this decision to the State and on February 13, 2008, the State notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment. A hearing has been scheduled in September 2009.

The Company's policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Consolidated Statements of Operations. The Company recorded $27 thousand and $34 thousand in interest expense related to the State of New Jersey assessment during the six months ended June 30, 2009 and 2008, respectively.

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

Deferred Financing Costs

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of debt instruments between warrants and notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued as a result of the issuance of the 2008 notes and the warrants issued as a result of the issuance of the April 2009 notes are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of conversions or defaults, then the amortization is accelerated.

Net Loss Per Common Share

Net loss per common share for the three and six months ended June 30, 2009 and 2008, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted net loss per share are identical for all periods presented,  as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. At June 30, 2009 and 2008, respectively, the potentially dilutive securities include approximately 107.2 million shares and approximately 0.8 million shares, respectively, reserved for the conversion of convertible notes, convertible preferred stock and the exercise of outstanding options and warrants.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on Company’s financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under Statement No. 165 as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted SFAS 165 and it did not have an impact on the Company’s consolidated financial statements. There were no recognized or nonrecognized subsequent events occurring after June 30, 2009 that required accounting or disclosure in accordance with SFAS 165. Subsequent events were evaluated to August 14, 2009, the date the financial statements of the Company were issued.

In April 2009, the FASB issued FASB Staff Position SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

4.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$24	$24
Finished goods	95	97
	$119	$121

During the three and six months ended June 30, 2009, sales of Ganite® were mostly from product that had been previously accounted for as excess inventory.

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

6.	Convertible Notes and Warrants

On June 9, 2008, the Company placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 2,000 shares of common stock for every $1,000.00 of principal, (adjusted for the reverse stock split). As a result of issuing convertible notes on April 2, 2009, (see below), these notes are presently convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. The 2008 Notes are secured by a first lien on all assets of Genta, which security interest is pari passu with the security interest held by the holders of the April 2009 Notes.

At the time the 2008 Notes were issued, the Company recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of $20.0 million. The aggregate intrinsic value of the difference between the market price of the Company’s share of stock on June 9, 2008 and the conversion price of the notes was in excess of the face value of the $20.0 million notes, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the term of the notes through their maturity date.

From January 1, 2009 through June 30, 2009, holders of the 2008 Notes voluntarily converted approximately $13.2 million, resulting in an issuance of 90.0 million shares of common stock.  At June 30, 2009, approximately $2.8 million of the 2008 Notes were outstanding.

Upon the occurrence of an event of default, holders of the 2008 notes have the right to require the Company to prepay all or a portion of their 2008 notes as calculated as the greater of (a) 150% of the aggregate principal amount of the note plus accrued interest or (b) the aggregate principal amount of the note plus accrued interest divided by the conversion price; multiplied by a weighted average price of the Company’s common stock. Pursuant to a general security agreement, entered into concurrently with the notes (the “Security Agreement”), the notes are secured by a first lien on all assets of the Company, subject to certain exceptions set forth in the Security Agreement, which security interest is pari passu with the security interest held by the holders of the April 2009 Notes.

In addition, in connection with the placement of the 2008 Notes, the Company issued a warrant to its private placement agent to purchase 800,000 shares of common stock at an exercise price of $1.00 per share and incurred a financing fee of $1.2 million. The financing fees are being amortized over the life of the convertible notes and the initial value of the warrant is being amortized over the two-year term of the convertible notes. At June 30, 2009 and December 31, 2008, the unamortized balances of the financing fee were $0.6 million and $0.9 million and the warrant were $3.6 million and $5.4 million, respectively.

On April 2, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the April 2009 Notes, and corresponding warrants to purchase common stock. The Company closed on approximately $6 million of such notes and warrants on April 2, 2009. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding. In addition, the April 2009 Notes included certain events of default, including a requirement that the Company effect a reverse stock split of its Common Stock within 105 days of April 2, 2009. At June 30, 2009, $6.0 million of the  April 2009 Notes were outstanding.

The Company concluded that it should initially account for conversion options embedded in the 2008 Notes and April 2009 Notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. EITF 00-19 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the notes should be classified as a liability measured at fair value on the balance sheet. In this case, if the Company was not successful in obtaining approval of its stockholders to increase the number of authorized shares to accommodate the potential number of shares that the notes convert into, the Company would have been required to cash settle the conversion option.

At the time the April 2009 Notes were issued, the Company recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of $6.0 million. The aggregate intrinsic value of the difference between the market price of the Company’s share of stock on April 2, 2009 and the conversion price of the notes was in excess of the face value of the $6.0 million notes, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the three- year term of the notes through their maturity date. At April 2, 2009, there were an insufficient number of authorized shares of common stock in order to permit exercise of all of the issued convertible notes. In accordance with EITF 00-19, when there are insufficient authorized shares, the conversion obligation for the notes should be classified as a liability measured at fair value on the balance sheet. At April 2, 2009, in connection with the $6.0 million closing, the fair value of the conversion feature, $67.8 million, exceeded the proceeds of $6.0 million. The difference of $61.8 million was charged to expense as the change in the fair market value of conversion liability.

On June 26, 2009, at a Special Meeting of Stockholders, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split in any ratio up to 1-for-100, while not reducing the number of authorized shares and not changing the par value of the common stock. The Board of Directors implemented a reverse stock split in a ratio of 1-for-50 and in so doing, the Company had enough shares to accommodate the potential number of shares that the April 2009 Notes convert into. The fair value of the conversion feature was re-measured at June 26, 2009 at $25.0 million and credited to permanent equity, resulting in total expense for the three months ended June 30, 2009 of $19.0 million. The conversion option was valued at April 2, 2009 and June 26, 2009 using the Black-Scholes valuation model using the following assumptions:
	June 26, 2009	April 2, 2009
Price of share of Genta common stock	$0.425	$1.15
Volatility	258%	240%
Risk-free interest rate	1.50%	1.25%
Remaining contractual lives	2.8	3.0

As a result of issuing the April 2009 Notes, the conversion rate for the 2008 Notes was adjusted to be the same conversion rate as the April 2009 Notes. Accordingly, the 2008 Notes that originally were convertible into shares of Genta common stock at a conversion rate of 2,000 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. In accordance with EITF 00-27, the Company valued this change in the conversion rate on April 2, 2009; the aggregate intrinsic value of the difference in conversion rates was in excess of the $10.7 million face value of the 2008 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the 2008 Notes, and the Company is amortizing the resultant debt discount over the remaining term of the 2008 Notes.

As there were an insufficient number of authorized shares of common stock in order to fulfill all existing obligations, as required by EITF 00-19, the Company classified the warrant obligations as liabilities to be measured at fair value on the balance sheet. Accordingly, at April 2, 2009, the Company recorded the warrant liabilities at a fair value of $1.125 per warrant, or $20.8 million, based upon the Black-Scholes valuation model. The warrant liability was re-measured at June 26, 2009 at a fair value of $0.415 per warrant, or $7.7 million, and credited to permanent equity, resulting in an expense of $7.7 million for the three months ended June 30, 2009. The warrant liability was valued at April 2, 2009 and June 26, 2009 using the Black-Scholes valuation model using the following assumptions:
	June 26, 2009	April 2, 2009
Price of share of Genta common stock	$0.425	$1.15
Volatility	244%	224%
Risk-free interest rate	1.75%	1.89%
Remaining contractual lives	3.3	3.5

The Company is in compliance with all debt-related covenants at June 30, 2009.

7.	Share-Based Compensation

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”) and Staff Accounting Bulletin 110 (“SAB 110”), using a “simplified” method. The Company will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. There were no grants of stock options during the six months ended June 30, 2009 and 2008, respectively.

Share-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008, respectively, was comprised as follows:
	Three months ended June 30		Six months ended June 30
($ thousands, except per share data)	2009	2008	2009	2008

Research and development expenses	$11	$52	$32	$96
Selling, general and administrative	23	108	75	209
Total share-based compensation expense	$34	$160	$107	$305
Share-based compensation expense, per basic and diluted common share	$0.00	$0.22	$0.00	$0.43

8.	Stock Option Plans

As of June 30, 2009, the Company has two outstanding share-based compensation plans, which are described below:

1998 Stock Incentive Plan

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 68 thousand shares had been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. Option awards were granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant; those option awards generally vested over a four-year period in equal increments of 25%, beginning on the first anniversary of the date of the grant. All options granted had contractual terms of ten years from the date of the grant. As of May 27, 2008, the authorization to provide grants under the 1998 Plan expired.

The following table summarizes the option activity under the 1998 Plan as of June 30, 2009 and changes during the six months then ended:
Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	37	$1,191.50
Granted	-	-
Exercised	-	-
Forfeited or expired	(3)	134.16
Outstanding at June 30, 2009	34	$1,293.00	2.8	$-
Vested and exercisable at June 30, 2009	26	$1,725.00	2.0	$-

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at June 30, 2009. The amount of aggregate intrinsic value may change based on the market value of the Company’s stock.

As of June 30, 2009, there was approximately $68 thousand of total unrecognized compensation cost related to non-vested share-based compensation resulting from stock options granted under the 1998 Plan, which is expected to be recognized over a weighted-average period of 0.8 years.

The following table summarizes the restricted stock unit (RSU) activity under the 1998 Plan as of June 30, 2009 and changes during the six months then ended:
Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2009	5	$20.50
Granted	-	-
Vested	(3)	$20.50
Forfeited or expired	-	-
Outstanding nonvested RSUs at June 30, 2009	2	$20.50

As of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation resulting from RSUs granted under the 1998 Plan.

1998 Non-Employee Directors’ Plan

Pursuant to the Company’s 1998 Non-Employee Directors’ Plan as amended (the “Directors’ Plan”), 12 thousand shares have been provided for the grant of non-qualified stock options to the Company’s non-employee members of the Board of Directors. Option awards must be granted with an exercise price at not less than the fair market price of the Company’s common stock on the date of the grant. Initial option grants vest over a three-year period in equal increments, beginning on the first anniversary of the date of the grant. Subsequent grants generally vest on the date of the grant. All options granted have contractual terms of ten years from the date of the grant.

The fair value of each option award is estimated on the date using the same valuation model used for options granted under the 1998 Plan.

The following table summarizes the option activity under the Directors’ Plan as of June 30, 2009 and changes during the six months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	2	$1,130.47
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	2	$1,130.47	6.0	$-
Vested and exercisable at June 30, 2009	2	$1,130.47	6.0	$-

There is no intrinsic value to outstanding stock options as the exercise prices of all outstanding options are above the market price of the Company’s stock at June 30, 2009. The amount of aggregate intrinsic value may change based on the market value of the Company’s stock.

9.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, the Board of Directors, and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted the motion of the Company to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise. By order dated June 25, 2009, and filed on July 6, 2009, the Appellate Division granted the motion for temporary remand, and directed the issues on remand to be resolved in 30 days. A hearing on the plaintiffs' motion was held on July 31, 2009, at which time the Court permitted letter briefing on the issues raised during that hearing.  The plaintiffs submitted a letter brief on August 3, 2009, and the Company submitted a letter brief on August 5, 2009.  No ruling has yet issued.  The Company strongly denies the allegations of this complaint and intends to vigorously defend this lawsuit.

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

10.	Supplemental Disclosure of Cash Flows Information and Non-cash Investing and Financing Activities

No interest or income taxes were paid with cash during the six months ended June 30, 2009 and 2008, respectively.  On March 9, 2009, the Company issued approximately $386 thousand of convertible notes in lieu of interest due on its 2008 Notes. On June 9, 2009, the Company issued approximately $125 thousand of convertible notes in lieu of interest due on its 2008 Notes.

From January 1, 2009 through June 30, 2009, holders of the Company’s convertible notes voluntarily converted approximately $13.2 million, resulting in an issuance of 90.0 million shares of common stock.

11.	Subsequent Events

From July 1, 2009 through July 31, 2009, holders of 2008 Notes have voluntarily converted approximately $0.7 million of their notes, resulting in an issuance of approximately 7.0 million shares of common stock. At July 31, 2009, approximately $2.2 million of the 2008 notes were outstanding.

From July 1, 2009 through July 31, 2009 holders of April 2009 Notes have voluntarily converted approximately $0.7 million of their notes resulting in an issuance of approximately 7.0 million shares of common stock. At July 31, 2009, approximately $5.3 million of the April 2009 Notes were outstanding.

On July 7, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the July 2009 Notes, and (ii) 30% common stock.  The notes bear interest at an annual rate of 8% payable at quarterly intervals in other convertible notes to the holder, and are convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. In connection with the sale of the units, the Company also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the July 2009 Notes purchased by each investor. The Company closed on $3.0 million of such July 2009 Notes, common stock and warrants on July 7, 2009.  In accordance with EITF 00-27, the Company will measure the fair value of the July 2009 Notes and the warrants. As the fair value of the beneficial conversion feature of the July 2009 Notes exceeds the face value of the $2.1 million, the Company will record a full debt discount in an amount equal to the face value of the debt and amortize this discount over the life of the July 2009 Notes.

On August 6, 2009, the Company entered into an amendment whereby, among other things, the certain accredited institutional investors who were parties to the July 2009 securities purchase agreement agreed to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock, increasing their aggregate investment to $13 million.

From July 7, 2009 through July 31, 2009, holders of July 2009 Notes have voluntarily converted approximately $1.4 million of their notes, resulting in an issuance of approximately 13.5 million shares of common stock. At July 31, 2009, approximately $0.8 million of the July 2009 Notes were outstanding.

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

From our inception to June 30, 2009, we have incurred a cumulative net deficit of $998.3 million. Our recurring losses from operations and our negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect that such losses will continue at least until our lead product, Genasense®, is approved by one or more regulatory authorities for commercial sale in one or more indications. Achievement of profitability is currently dependent on the timing of Genasense® regulatory approvals. We have experienced significant quarterly fluctuations in operating results and we expect that these fluctuations in revenues, expenses and losses will continue.

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

We had $0.7 million of cash and cash equivalents on hand at June 30, 2009.  Cash used in operating activities during the first six months of 2009 was $9.5 million.

On June 9, 2008, we placed $20 million of senior secured convertible notes with certain institutional and accredited investors. On April 2, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the April 2009 Notes, and corresponding warrants to purchase common stock. We closed on approximately $6 million of such notes and warrants on April 2, 2009. On July 7, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the July 2009 Notes, and (ii) 30% common stock.  The notes bear interest at an annual rate of 8% payable at quarterly intervals in other convertible notes to the holder, and are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. In connection with the sale of the units, we also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the July 2009 Notes purchased by each investor. We closed on $3.0 million of such July 2009 Notes, common stock and warrants on July 7, 2009.

On August 6, 2009, we entered into an amendment whereby, among other things, the certain accredited institutional investors who were parties to the July 2009 securities purchase agreement agreed to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock, increasing their aggregate investment to $13 million.

Presently, with no further financing, we project that we will run out of funds in September, 2009. The terms of the July 2009 financing, as amended, commit those investors to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes, as well as shares of common stock. If that additional financing is consummated, we project that we will run out of funds in January 2010. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

Our principal goal has been to secure regulatory approval for the marketing of Genasense®. Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in a number of diseases. Under our own sponsorship or in collaboration with others, we are currently conducting additional clinical trials. We are especially interested in the development, regulatory approval, and commercialization of Genasense® in at least three diseases: melanoma; chronic lymphocytic leukemia, referred to herein as CLL; and non-Hodgkin’s lymphoma, referred to herein as NHL.

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

Our major current initiative is a randomized controlled trial that tests whether the addition of Genasense® to standard chemotherapy can improve outcomes for patients with advanced melanoma.  In 2004, we withdrew our New Drug Application (NDA) for Genasense® in melanoma after an advisory committee to the Food and Drug Administration (FDA) failed to recommend approval. A negative decision was also received for a similar application in melanoma from the European Medicines Agency (EMEA) in 2007. Data from the Phase 3 trial that comprised the basis for these applications were published in 2006. These results showed that treatment with Genasense®\ plus dacarbazine compared with dacarbazine alone in patients with advanced melanoma was associated with a statistically significant increase in overall response, complete response, durable response, and progression-free survival (PFS). However, the primary endpoint of overall survival approached but did not quite reach statistical significance (P=0.077). Subsequently, our analysis of this trial showed that there was a significant treatment interaction effect related to levels of a blood enzyme known as LDH. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal for this lab value. LDH had also been previously described by others as the single most important prognostic factor in advanced melanoma.

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

AGENDA is designed to expand evidence for the safety and efficacy of Genasense® when combined with dacarbazine for patients who have not previously been treated with chemotherapy. The study prospectively targets patients who have low-normal levels of LDH. In March 2009, we completed accrual of 315 patients into AGENDA. In May 2009, an analysis by an independent Data Monitoring Committee for both safety and futility indicated that the study passed an evaluation for futility and safety. Accordingly, the Committee recommended that the study should continue to completion. We expect results on the primary assessment of PFS in the fourth quarter of 2009. If those data are positive, we currently expect to submit regulatory applications based upon confirmation that the addition of Genasense® to chemotherapy results in a statistically significant improvement in PFS. Approval by FDA and EMEA will allow Genasense® to be commercialized by us, alone or with a partner, in the U.S. and EU. Genasense® in melanoma has been designated an Orphan Drug in Australia and the U.S., and the drug has received Fast Track designation in the U.S.

We are conducting other trials of Genasense® in melanoma, including a Phase 2 trial of Genasense® plus chemotherapy consisting of Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) plus temozolomide (Temodar®). We also expect to examine different dosing regimens that will improve the dosing convenience and commercial acceptance of Genasense®, including its administration by brief (1-2 hour) IV infusions.

Our NDA for the use of Genasense® plus chemotherapy in patients with relapsed or refractory CLL was not approved. We conducted a randomized Phase 3 trial in 241 patients with relapsed or refractory CLL who were treated with fludarabine and cyclophosphamide (Flu/Cy) with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase (17% vs. 7%; P=0.025) in the proportion of patients who achieved a complete response (CR), defined as a complete or nodular partial response. Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

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

We submitted our NDA to the FDA in December 2005 in which we sought accelerated approval for the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. In December 2006, we received a “non-approvable” notice for that application from FDA. In April 2007, we filed an appeal of the non-approvable notice using FDA’s Formal Dispute Resolution process. In March 2008, we received a formal notice from FDA that indicated additional confirmatory evidence would be required to support approval of Genasense® in CLL, either from a new clinical trial or from collection of additional information regarding the progression of disease in patients from the completed trial.

In June 2008, we announced results from 5 years of follow-up on patients who had been accrued to our completed Phase 3 trial.  These data showed that patients treated with Genasense® plus chemotherapy who achieved either a complete response (CR) or a partial response (PR) also achieved a statistically significant increase in survival compared with patients treated with chemotherapy alone (median = 56 months vs. 38 months, respectively).  After 5 years of follow-up, 22 of 49 (45%) responders in the Genasense® group were alive compared with 13 of 54 (24%) responders in the chemotherapy-only group (hazard ratio = 0.6; P = 0.038). Moreover, with 5 years of follow-up, 12 of 20 patients (60%) in the Genasense® group who achieved CR were alive, 5 of these patients remained in continuous CR without relapse, and 2 additional patients had relapsed but had not required additional therapy. By contrast, only 3 of 8 CR patients in the chemotherapy-only group were alive, all 3 had relapsed, and all 3 had required additional anti-leukemic treatment.

These data were again submitted to FDA in the second quarter of 2008, and the application was again denied in December 2008. Genta re-appealed the denial, and in March 2009, CDER decided that available data were still insufficient to support approval of Genasense® in CLL, and the Agency recommended conducting another clinical trial. We have made no decision whether to conduct this study.

As with melanoma, we believe the clinical activity in CLL should be explored with additional clinical research. We plan to explore combinations of Genasense® with other drugs that are used for the treatment of CLL, and to examine more convenient dosing regimens.

Several trials have shown definite evidence of clinical activity for Genasense® in patients with NHL. We would like to conduct additional clinical studies in patients with NHL to test whether Genasense® can be approved in this indication. Previously, we reported that randomized trials of Genasense® in patients with myeloma, AML, hormone-refractory prostate cancer, small cell lung cancer and non small cell lung cancer were not sufficiently positive to warrant further investigation on the dose-schedules that were examined or with the chemotherapy that was employed in these trials. Data from these trials have been presented at various scientific meetings. However, we believe that alternate dosing schedules, in particular the use of brief high-dose IV infusions, provide an opportunity to re-examine the drug’s activity in some of these indications.

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company Ltd. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients. At the time we obtained the license, tesetaxel was on “clinical hold” by FDA due to the occurrence of several fatalities in the setting of severe neutropenia. In the second quarter of 2008, we filed a response to the FDA requesting a lift of the clinical hold, which was granted in June 2008. In January 2009, we announced initiation of a new clinical trial with tesetaxel to examine the clinical pharmacology of the drug over a narrow dosing range around the established Phase 2 dose.

We have also submitted applications to FDA for designation of tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma.  Both of these designations were granted. Our initial priority for clinical testing of tesetaxel includes the evaluation of safety and efficacy in patients with advanced gastric cancer. Other disease priorities for clinical research include advanced melanoma and bladder cancer, among other disorders. Maintenance of the license from Daiichi Sankyo requires certain payments that include amortization of licensing fees and milestones. If such payments are not made, Daiichi Sankyo may elect to terminate the license; however, a portion of the licensing fees are due even in the event of termination.

Our third pipeline product is G4544, which is a novel oral formulation of a gallium-containing compound that we developed in collaboration with Emisphere Technologies, Inc. We completed a single-dose Phase 1 study of an initial formulation of this new drug known as “G4544(a)”, the results of which were presented in the second quarter of 2008. We are currently contemplating a second study using a modified formulation, known as “G4544(b)”, in order to test whether this formulation will prove more clinically acceptable.

If we are able to identify a clinically and commercially acceptable formulation of G4544 or another oral gallium-containing compound, we currently intend to pursue a 505(b)(2) strategy to establish bioequivalence to our marketed product, Ganite®, for its initial regulatory approval. We believe a drug of this type may also be broadly useful for treatment of other diseases associated with accelerated bone loss, such as bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. While we have no current plans to begin clinical development in the area of infectious disease, we intend to support research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs.

We are currently marketing Ganite® in the U.S., which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. We have announced our intention to seek a buyer for Ganite®, but we have not yet found an acceptable transaction.

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

($ thousands)	2009	2008

Product sales – net	$69	$131
Cost of goods sold	1	29
Gross margin	68	102

Operating expenses:
Research and development	3,674	4,454
Selling, general and administrative	1,968	2,587
Settlement of office lease obligation	-	3,307
Reduction in liability for settlement of litigation	-	(80)
Total operating expenses	5,642	10,268

Other (expense)/income:
Interest income and other income, net	1	40
Interest expense	(189)	(198)
Amortization of deferred financing costs and debt discount	(10,625)	(840)
Fair value – conversion feature liability	(19,040)	(720,000)
Fair value – warrant liability	(7,655)	(7,200)
Total other income/(expense), net	(37,508)	(728,198)

Net loss	$(43,082)	$(738,364)

Product sales-net

Product sales-net were $69,000 for the three months ended June 30, 2009, compared with $131,000 for the three months ended June 30, 2008. Unit sales of Ganite® declined 76% due to the continued absence of promotional support. Product sales-net include sales through the “named-patient” program managed for us by IDIS Limited (a privately owned company based in the United Kingdom), whereby IDIS distributes Ganite® and Genasense® on a ‘‘named patient’’ basis. ‘‘Named patient’’ distribution refers to the distribution or sale of a product to a specific healthcare professional for the treatment of an individual patient. Product sales-net in 2009 include named-patient program sales of $35,000, while 2008 results include named-patient program sales of $5,000.

Cost of goods sold

During the three months ended June 30, 2009, virtually all sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $3.7 million for the three months ended June 30, 2009, compared with $4.5 million for the three months ended June 30, 2008. Expenses in 2009 declined primarily due to lower expenses on the AGENDA clinical trial and lower payroll costs, resulting from lower headcount as we reduced our workforce in April 2008 and May 2008 to conserve cash.

Research and development expenses incurred on the Genasense® project during the three months ended June 30, 2009 were approximately $3.4 million, representing 91% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.0 million for the three months ended June 30, 2009, compared with $2.6 million for the three months ended June 30, 2008. This decrease was primarily due to lower office rent of $0.3 million, resulting from our termination of a lease for one floor of office space in May 2008 and lower payroll costs of $0.2 million, resulting from the two reductions in workforce.

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

Interest and other income, net
Interest expense

The total of interest and other income,  net and interest expense resulted in expense, net of $(0.2) million for the first three months of 2009, virtually unchanged from the prior-year period. A lower balance of our 2008 Notes, resulting in lower interest expense, was offset by interest expense on our April 2009 Notes.

Amortization of deferred financing costs and debt discount

On April 2, 2009, we issued approximately $6 million of April 2009 Notes, and corresponding warrants to purchase common stock, issued our private placement agent a warrant and incurred financing fees of $0.7 million. The deferred financing costs, including the financing fee and the issuance of the warrants, are being amortized over the three-year term of the convertible notes. On April 2, 2009, we recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of approximately $6.0 million. We are amortizing the resultant debt discount over the term of the notes through their maturity date.

On June 9, 2008, we issued $20 million of 2008 Notes, issued our private placement agent a warrant and incurred financing fees of $1.2 million. The deferred financing costs, including the financing fee and the issuance of the warrant, are being amortized over the two-year term of the convertible notes. At the time the notes were issued, we recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of $20.0 million. We are amortizing the resultant debt discount over the term of the notes through their maturity date.

As a result of issuing the April 2009 Notes, the conversion rate for the 2008 Notes was adjusted to be the same conversion rate as the April 2009 Notes. Accordingly, the 2008 Notes that originally were convertible into shares of Genta common stock at a conversion rate of 2,000 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. In accordance with EITF 00-27, we valued this change in the conversion rate on April 2, 2009; the aggregate intrinsic value of the difference in conversion rates was in excess of the $10.7 million face value of the 2008 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the 2008 Notes and we are amortizing the resultant debt discount over the remaining term of the 2008 Notes.

For the three months ended June 30, 2009, the amortization of deferred financing costs and debt discount for the 2008 Notes was $9.8 million and for the April 2009 Notes was $0.8 million. In the prior-year quarter, the $0.8 million amortization of deferred financing costs and debt discount resulted from the 2008 Notes.

Fair value – conversion feature liability

On the dates that we issued the 2008 Notes and the April 2009 Notes, there were an insufficient number of authorized shares of common stock in order to permit conversion of all of the notes. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), when there are insufficient authorized shares to allow for settlement of convertible financial instruments, the conversion obligation for the notes should be classified as a liability and measured at fair value on the balance sheet.

On April 2, 2009, using a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the April 2009 Notes of $67.8 million and expensed $61.8 million, the amount that exceeded the proceeds of the $6.0 million from the closing. On June 26, 2009, our stockholders, at a Special Meeting of Stockholders, authorized our Board of Directors to effect a reverse stock split and our Board of Directors effected a 1-for-50 reverse stock split, resulting in us having enough shares of common stock in order to permit conversion of all the April 2009 Notes. We re-measured the conversion feature liability at $25.0 million, resulting in net expense for the three months ended June 30, 2009 of $19.0 million and credited it to permanent equity.

On June 9, 2008, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the 2008 Notes of $380.0 million and expensed $360.0 million, the amount that exceeded the proceeds of the $20.0 million from the closing. On June 30, 2008, , we expensed an additional $380.0 million to mark the conversion feature liability of the 2008 Note to market, resulting in a total expense in June 2008 of $720.0 million.

Fair value – warrant liability

The warrants that were issued with the 2008 Notes and the April 2009 Notes were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued.

On April 2, 2009, using a Black-Scholes valuation model, we calculated a fair value of $1.125 per warrant for the warrants issued with the April 2009 Notes, or a total of $20.8 million. On June 26, 2009, the date of the reverse stock split, we re-measured the warrants at a fair value per warrant of $0.415 per warrant, or $7.7 million, resulting in expense of $7.7 million, and credited them to permanent equity.

The warrants issued with the 2008 Notes were initially recorded at a fair value of $7.6 million based upon a Black-Scholes valuation model and re-measured at June 30, 2008, resulting in expense of $7.2 million in June 2008.

Net loss

Genta recorded a net loss of $43.1 million, or net loss per basic and diluted share of $0.63, for the three months ended June 30, 2009 and incurred a net loss of $738.4 million, or net loss per basic and diluted share of $1,004.84, for the three months ended June 30, 2008.

The lower net loss for the three months ended June 30, 2009 was primarily due to lower expenses from marking to market the conversion feature liabilities of our notes. In addition, the results reflect our lower operational expenses, primarily attributable to reduced headcount and payroll expenses, and higher amortization of financing costs and debt discount.

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

($ thousands)	2009	2008

Product sales – net	$131	$248
Cost of goods sold	1	54
Gross margin	130	194

Operating expenses:
Research and development	5,972	10,891
Selling, general and administrative	4,140	6,225
Setttlement of office lease obligation	-	3,307
Reduction in liability for settlement of litigation	-	(340)
Total operating expenses	10,112	20,083

Other (expense)/income:
Gain on maturity of marketable securities	-	31
Interest income and other income, net	16	100
Interest expense	(576)	(223)
Amortization of deferred financing costs and debt discount	(16,912)	(840)
Fair value – conversion feature liability	(19,040)	(720,000)
Fair value – warrant liability	(7,655)	(7,200)
Total other income/(expense), net	(44,167)	(728,132)

Net loss	$(54,149)	$(748,021)

Product sales-net

Product sales-net were $131,000 for the six months ended June 30, 2009, compared with $248,000 for the six months ended June 30, 2008. Unit sales of Ganite® declined 48%. Product sales-net in 2009 include named-patient program sales of $48,000, while 2008 results include named-patient program sales of $15,000.

Cost of goods sold

During the six months ended June 30, 2009, virtually all sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $6.0 million for the six months ended June 30, 2009, compared with $10.9 million for the six months ended June 30, 2008. In March 2008, we entered into a worldwide license agreement for tesetaxel. Pursuant to this agreement, we recognized $2.5 million for license payments in March 2008. Expenses in 2009 also declined primarily due to lower payroll costs, resulting from lower headcount as we reduced our workforce in April 2008 and May 2008 to conserve cash as well as lower expenses on the AGENDA clinical trial.

Research and development expenses incurred on the Genasense® project during the six months ended June 30, 2009 were approximately $5.4 million, representing 91% of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.1 million for the six months ended June 30, 2009, compared with $6.2 million for the six months ended June 30, 2008. This decrease was primarily due to lower payroll costs of $0.9 million, resulting from the two reductions in workforce and lower office rent of $0.8 million, resulting from our termination of a lease for one floor of office space in May 2008.

Gain on maturity of marketable securities
Interest and other income, net
Interest expense

The total of the above referenced accounts resulted in expense, net of $(0.6) million for the six months ended June 30, 2009, compared with expense, net of $(0.1) million for the prior-year period. This increase was primarily due to interest incurred on the 2008 Notes and the April 2009 Notes, as well as lower interest income, resulting from lower investment balances.

Amortization of deferred financing costs and debt discount

For the six months ended June 30, 2009, the amortization of deferred financing costs and debt discount for the 2008 Notes was $16.1 million and for the April 2009 Notes was $0.8 million. In the prior-year period, the $0.8 million amortization of deferred financing costs and debt discount resulted from the 2008 Notes.

Net loss

Genta recorded a net loss of $54.1 million, or net loss per basic and diluted share of $1.24, for the six months ended June 30, 2009 and incurred a net loss of $748.0 million, or net loss per basic and diluted share of $1,060.69, for the six months ended June 30, 2008.

The lower net loss for the six months ended June 30,2009 was primarily due to lower expenses from marking to market the conversion feature liabilities of our notes. In addition, the results reflect, our lower operational expenses, primarily attributable to last year’s settlement of office lease obligation, reduced headcount and payroll expenses, and higher amortization of financing costs and debt discount.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents totaling $0.7 million, compared with $4.9 million at December 31, 2008, reflecting the funds used in operating our company.

On June 9, 2008, we placed $20 million of 2008 Notes with certain institutional and accredited investors. The 2008 Notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and are presently convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal.

On April 2, 2009, we closed on approximately $6 million of April 2009 notes and warrants. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding.

On July 7, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the July 2009 Notes, and (ii) 30% common stock.  In connection with the sale of the units, we also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the Notes purchased by each investor.  We closed on $3 million of such July 2009 Notes, common stock and warrants on July 7, 2009.

On August 6, 2009, we entered into an amendment whereby, among other things, the certain accredited institutional investors who were parties to the July 2009 securities purchase agreement agreed to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock, increasing their aggregate investment to $13 million.

During the first six months of 2009, cash used in operating activities was $9.5 million compared with $14.4 million for the same period in 2008, reflecting the reduced size of our company.

Presently, with no further financing, we project that we will run out of funds in September 2009. The terms of the July 2009 financing, as amended, commit those investors to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock. If that additional financing is consummated, we project that we will run out of funds in January 2010. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of GenerallyAccepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on Company’s financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under Statement No. 165 as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. We adopted SFAS 165 and it did not have an impact on our consolidated financial statements. There were no recognized or nonrecognized subsequent events occurring after June 30, 2009 that required accounting or disclosure in accordance with SFAS 165. Subsequent events were evaluated to August 14, 2009, the date the financial statements of the Company were issued.

In April 2009, the FASB issued FASB Staff Position SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The implementation of this standard did not have a material effect on our consolidated financial statements.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2009. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

PART II

Item 1. Legal Proceedings

In September 2008, several shareholders of our Company, on behalf of themselves and all others similarly situated, filed a class action complaint against our Company, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, our Board of Directors, and certain officers breached their fiduciary duties, and our Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the motion of our Company to dismiss the class action complaint and dismissed the complaint with prejudice.  On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise. By order dated June 25, 2009, and filed on July 6, 2009, the Appellate Division granted the motion for temporary remand, and directed the issues on remand to be resolved in 30 days. A hearing on the plaintiffs' motion was held on July 31, 2009, at which time the Court permitted letter briefing on the issues raised during that hearing.  The plaintiffs submitted a letter brief on August 3, 2009, and the Company submitted a letter brief on August 5, 2009.  No ruling has yet issued.   The Company strongly denies the allegations of this complaint and intends to vigorously defend this lawsuit.

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

On June 9, 2008, we placed $20 million of senior secured convertible notes, or the 2008 Notes, with certain institutional and accredited investors. The 2008 Notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and are presently convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal.

On April 2, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $12 million of senior secured convertible notes, or the April 2009 Notes, and corresponding warrants to purchase common stock. We closed on approximately $6 million of such notes and warrants on April 2, 2009. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding.

On July 7, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the July 2009 Notes, and (ii) 30% common stock.  In connection with the sale of the units, we also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the Notes purchased by each investor.  We closed on $3.0 million of such July 2009 Notes, common stock and warrants on July 7, 2009.

On August 6, 2009, we entered into an amendment whereby, among other things, the certain accredited institutional investors who were parties to the July 2009 securities purchase agreement agreed to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock, increasing their aggregate investment to $13 million.

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

If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and product development programs;

•	license one or more of our products or technologies that we would otherwise seek to commercialize ourselves;

•	attempt to sell our company or sell certain assets;

•	cease operations; or

•	declare bankruptcy.

Presently, with no further financing, we will run out of funds in September 2009. The terms of the July 2009 financing, as amended, commit those investors to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes, as well as shares of common stock. If that additional financing is consummated, we project that we will run out of funds in January 2010. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

We cannot assure you that Genasense® will receive FDA or EMEA approval. For example, the NDA for Genasense® in melanoma was withdrawn in 2004 after an advisory committee to the FDA failed to recommend approval. A negative decision was also received for a similar application in melanoma from the EMEA in 2007. Our NDA for Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful.

Our financial condition and results of operations have been and will continue to be significantly affected by FDA and EMEA action with respect to Genasense®. Any adverse outcomes with respect to FDA and/or EMEA approvals could negatively impact our ability to obtain additional funding or identify potential partners.

Ultimately, our efforts may not prove to be as effective as those of our competitors. In the U.S. and elsewhere, our products will face significant competition. The principal conditions on which our product development efforts are focused and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. Thus, even if we obtain regulatory approvals, we will need to demonstrate to physicians, patients and third-party payors that the cost of our products is reasonable and appropriate in light of their safety and efficacy, the price of competing products and the relative health care benefits to the patient. If we are unable to demonstrate that the costs of our products are reasonable and appropriate in light of these factors, we will likely be unsuccessful in commercializing our products.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to June 30, 2009, we have incurred a cumulative net deficit of $998.3 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.

Our business depends heavily on a small number of products.

We currently market and sell one product, Ganite® and the principal patent covering its use for the approved indication expired in April 2005. If Genasense® is not approved, if approval is significantly delayed, or if in the event of approval the product is commercially unsuccessful, then we do not expect significant sales of other products to offset this loss of potential revenue.

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

The raw materials that we require to manufacture our drugs, particularly oligonucleotides and taxanes, are available from only a few suppliers. If these suppliers cease to provide us with the necessary raw materials or fail to provide us with an adequate supply of materials at an acceptable price and quality, we could be materially adversely affected.

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

In September 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, the Board of Directors, and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted the motion of the Company to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise. By order dated June 25, 2009, and filed on July 6, 2009, the Appellate Division granted the motion for temporary remand, and directed the issues on remand to be resolved in 30 days. A hearing on the plaintiffs' motion was held on July 31, 2009, at which time the Court permitted letter briefing on the issues raised during that hearing.  The plaintiffs submitted a letter brief on August 3, 2009, and the Company submitted a letter brief on August 5, 2009.  No ruling has yet issued.   We strongly deny the allegations of this complaint and intend to vigorously defend this lawsuit.

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

At June 30, 2009, our outstanding convertible notes were convertible into 88 million shares of common stock. On July 7, 2009, we sold $3.0 million of notes, common stock and warrants.  Future sales of shares of our common stock by existing stockholders, holders of convertible notes who might convert such convertible notes into common stock and warrant holders who may exercise their warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

As our convertible noteholders convert their notes into shares of our common stock, our stockholders will be diluted.

On June 9, 2008, we placed $20 million of the 2008 Notes, with certain institutional and accredited investors. The 2008 Notes are presently convertible, after adjusting for the April 2009 note offering and the 1:50 reverse stock split, into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. At June 30, 2009, our outstanding 2008 Notes were convertible into approximately 28.3 million shares of our common stock.

On April 2, 2009, we closed on approximately $6 million of the April 2009 Notes. The April 2009 Notes are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding, adjusting for the 1:50 reverse stock split.  At June 30, 2009, our outstanding April 2009 Notes were convertible into approximately 59.5 million shares of our common stock.

On July 7, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the Notes, and (ii) 30% common stock.  In connection with the sale of the units, we also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the Notes purchased by each investor.  We closed on $3.0 million of such Notes, common stock and warrants on July 7, 2009.

On August 6, 2009, we entered into an amendment whereby, among other things, the certain accredited institutional investors who were parties to the July 2009 securities purchase agreement agreed to purchase $10 million of additional notes and warrants having the same terms of the July 2009 Notes as well as shares of common stock, increasing their aggregate investment to $13 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on Current Reports on Forms 8-K filed by the Company on April 6, 2009 and July 8, 2009, the Company has issued unregistered equity securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

a)	The Company held a Special Meeting of Stockholders, herein after referred to as the Special Meeting, on June 26, 2009.

b)	Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the definitive proxy statement dated as of May 28, 2009.

c)
At the Special Meeting, stockholders voted to approve the resolution that was proposed in the proxy statement. Briefly described below is the resolution voted upon at the Special Meeting and the corresponding results.

1)
To authorize the Board of Directors to effect a reverse stock split of the outstanding Common Stock at any exchange ratio up to 1-for-100. The result of the voting, on a pre-split basis was as follows:

For:	2,725,320,481
Against:	648,253,338
Abstained:	6,386,610

Item 5.  Other Information

On August 29, 2008, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission for the offer and sale of the Company’s common stock. On March 9, 2009, the Company amended its filing to be for the offer and sale of the Company’s convertible debt securities and warrants. On July 30, 2009, the Company amended its filing to be for the offer and sale of the Company’s common stock, convertible debt securities and warrants. The Form S-1/A is not effective and does not relate to any pending or specific future financing.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
4.1	Form of Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009)
4.3	Form of Unsecured Subordinated Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).
10.1
Form of Securities Purchase Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009)

10.2
Form of Amended and Restated General Security Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009).

10.3
Form of Securities Purchase Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.4
Form of Consent Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009).

10.5
Form of Registration Rights Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.6
Form of Consent Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

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

Date: August 14, 2009
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 14, 2009
/s/ GARY SIEGEL
Gary Siegel
Vice President, Finance
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
4.1	Form of Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009)
4.3	Form of Unsecured Subordinated Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).
10.1
Form of Securities Purchase Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009)

10.2
Form of Amended and Restated General Security Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009).

10.3
Form of Securities Purchase Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.4
Form of Consent Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 6, 2009).

10.5
Form of Registration Rights Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.6
Form of Consent Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

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