Form 10-Q
period 2009-09-30
GENTA INC DE/
filed 2009-11-16
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, the registrant had 181,676,924 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets at September 30, 2009 (unaudited)
	and December 31, 2008	3

	Consolidated Statements of Operations for the Three and Nine Months
	Ended September 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2009 and 2008 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4T.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

SIGNATURES		48

CERTIFICATIONS

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,383	$4,908
Accounts receivable - net of allowances of $21at September 30, 2009 and $12 at December 31, 2008, respectively	1	2
Inventory (Note 4)	109	121
Prepaid expenses and other current assets	510	973
Total current assets	8,003	6,004
Property and equipment, net	239	300
Deferred financing costs (Note 6)	10,611	6,389
Total assets	$18,853	$12,693

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$10,715	$11,224
Convertible notes due June 9, 2010, $2,186 outstanding, net of debt discount of ($888) (Note 6)	1,298	-
Total current liabilities	12,013	11,224
Long-term liabilities:
Office lease settlement obligation (Note 5)	1,979	1,979
Convertible notes due June 9, 2010, $15,540 outstanding, net of debt discount of ($11,186) (Note 6)	-	4,354
Convertible notes due April 2, 2012, $5,375 outstanding, net of debt discount of ($4,347) (Note 6)	1,028	-
Convertible notes due July 7, 2011, $751 outstanding, net of debt discount of ($665) (Note 6)	86	-
Convertible notes due September 4, 2011, $7,000 outstanding, net of debt discount of ($6,747) (Note 6)	253
Total long-term liabilities	3,346	6,333

Commitments and contingencies (Note 8)

Stockholders' equity/(deficit):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at September 30, 2009 and December 31, 2008, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $.001 par value; 6,000,000 and 6,000,000 shares authorized, 173,514 and 9,734 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	174	10
Additional paid-in capital	1,022,026	939,252
Accumulated deficit	(1,018,706)	(944,126)
Total stockholders' equity/(deficit)	3,494	(4,864)
Total liabilities and stockholders' equity/(deficit)	$18,853	$12,693

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Product sales - net	$49	$115	$180	$363
Cost of goods sold	10	26	12	79
Gross margin	39	89	168	284

Operating expenses:
Research and development	5,874	5,255	11,846	16,146
Selling, general and administrative	8,869	2,308	13,008	8,534
Settlement of office lease obligation (Note 5)	-	-	-	3,307
Reduction in liability for settlement of litigation, net	-	-	-	(340)
Total operating expenses	14,743	7,563	24,854	27,647

Other income/(expense):
Interest income and other income/(expense), net	(12)	56	4	188
Interest expense	(265)	(769)	(841)	(992)
Amortization of deferred financing costs and debt discount (Note 6)	(5,450)	(3,600)	(22,362)	(4,441)
Fair value - conversion feature liability (Note 6)	-	220,000	(19,040)	(500,000)
Fair value - warrant liability (Note 6)	-	4,400	(7,655)	(2,800)
Total other income/(expense)	(5,727)	220,087	(49,894)	(508,045)

Net (loss)/income	$(20,431)	$212,613	$(74,580)	$(535,408)

Net (loss)/income per basic share	$(0.15)	$289.23	$(0.98)	$(748.55)
Net (loss)/income per diluted share	$(0.15)	$5.12	$(0.98)	$(748.55)

Shares used in computing net (loss)/income per diluted share	139,349	735	75,850	715
Shares used in computing net (loss)/income per basic share	139,349	41,524	75,850	715

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008

Operating activities:
Net loss	$(74,580)	$(535,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	119
Amortization of deferred financing costs and debt discount (Note 6)	22,362	4,441
Share-based compensation (Note 7)	9,624	432
Gain on maturity of marketable securities	-	(31)
Reduction in liability for settlement of litigation, net (Note 5)	-	(340)
Change in fair value - conversion feature liability (Note 6)	19,040	500,000
Change in fair value - warrant liability (Note 6)	7,655	2,800
Changes in operating assets and liabilities:
Accounts receivable	1	(38)
Inventory	12	80
Prepaid expenses and other current assets	463	649
Accounts payable and accrued expenses	257	5,317
Net cash used in operating activities	(15,054)	(21,979)
Investing activities:
Maturities of marketable securities	-	2,000
Elimination of restricted cash deposits	-	1,731
Purchase of property and equipment	(51)	(11)
Net cash provided by (used in) investing activities	(51)	3,720
Financing activities:
Repayments of note payable	-	(512)
February 2008 issuance of common stock, net of costs of $173	-	2,877
June 2008 issuance of notes, net of costs of $1,205 (Note 6)	-	18,795
April 2009 issuance of notes and warrants, net of costs of $660 (Note 6)	5,290	-
July 2009 issuance of common stock, notes and warrants, net of costs of $105 (Note 6)	2,895	-
September 2009 issuance of common stock, notes and warrants, net of costs of $605 (Note 6)	9,395	-
Net cash provided by financing activities	17,580	21,160
Increase/(decrease) in cash and cash equivalents	2,475	2,901
Cash and cash equivalents at beginning of period	4,908	5,814
Cash and cash equivalents at end of period	$7,383	$8,715

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.	Reverse Stock Split

At a Special Meeting of Stockholders of Genta Incorporated (“Genta” or the “Company”) held on June 26, 2009, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, and the Board of Directors subsequently approved the implementation of a reverse stock split on June 26, 2009 at a ratio of one for fifty shares. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to June 26, 2009.

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

Net cash used in operating activities during the nine months ended September 30, 2009 was $15.1 million. Presently, with no further financing, management projects that the Company will run out of funds in the second quarter of 2010. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase up to approximately $6 million of additional notes with similar terms. The Company does not have any additional financing in place. There can be no assurance that the Company can obtain financing, if at all, on terms acceptable to it.

The Company will require additional cash in order to maximize its commercial opportunities and continue its clinical development opportunities. The Company has had discussions with other companies regarding partnerships for the development and commercialization of its product candidates. Additional alternatives available to the Company to subsequently sustain its operations include financing arrangements with potential corporate partners, debt financing, asset sales, asset-based loans, royalty-based financings, equity financing and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available on favorable terms, if at all.

If the Company is unable to raise additional funds, it could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, sell certain assets, cease operations, or declare bankruptcy.

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

On April 2, 2009, the Company placed approximately $6 million of senior secured convertible notes, or the April 2009 Notes, and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding. The April 2009 Notes are also secured by a first lien on all assets of Genta, which security interest is pari passu with the security interest held by the holders of the 2008 Notes.

On July 7, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the July 2009 Notes, and (ii) 30% common stock.  In connection with the sale of the units, the Company also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the July 2009 Notes purchased by each investor (“July 2009 Warrants”). The Company closed on $3 million of such July 2009 Notes, common stock and July 2009 Warrants on July 7, 2009.

On September 4, 2009, the Company closed on $7 million of additional July 2009 Notes, common stock and July 2009 Warrants. Also on September 4, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors, pursuant to which the Company issued $3 million of units consisting of (i) 70% unsecured subordinated convertible promissory notes, or the September 2009 Notes, and (ii) 30% common stock, or the September 2009 financing. The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding.  In connection with the sale of the units, the Company also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the September 2009 Notes purchased by each investor, or the September 2009 Warrants.  Pursuant to the terms of the securities purchase agreement, the investors had four business days from the date of the agreement to sign the agreement and provide their respective investment to the Company.

3.	Summary of Significant Accounting Policies

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (“the Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities & Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics and their descriptive titles, as appropriate. Adoption of the Codification does not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued “Subsequent Events”. “Subsequent Events” incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under “Subsequent Events”, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted “Subsequent Events” and it did not have an impact on the Company’s consolidated financial statements. There were no recognized or nonrecognized subsequent events occurring after September 30, 2009 that required accounting or disclosure in accordance with “Subsequent Events”. Subsequent events were evaluated to November 16, 2009, the date the financial statements of the Company were issued.

Accounting Standards Updates Not Yet Effective

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in 2011.

Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Basis of Presentation

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results for interim periods are not necessarily indicative of results for the full year. In the opinion of management, the statements reflect all adjustments necessary for fair presentation of the results of interim periods. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value. At September 30, 2009, the amounts on deposit that exceeded the $250,000 federally insured limit was $6.7 million.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the nine months ended September 30, 2009, and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company’s Federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (AMA), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. As of September 30, 2009, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $321 thousand related to this assessment. The Company appealed this decision to the New Jersey Division of Taxation, and in February 2008, the Division of Taxation notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment. A bench trial took place on September 18, 2009. The judge is expected to render a decision in the case during the first six months of 2010, after considering the evidence and reviewing the parties’ legal briefs.

The Company's policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Consolidated Statements of Operations. The Company recorded $40 thousand and $50 thousand in interest expense related to the State of New Jersey assessment during the nine months ended September 30, 2009 and 2008, respectively.

Stock Options and Restricted Stock Units

Stock options and restricted stock units (“RSUs”) are recognized in the Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. During 2009, with the implementation of two Equity Award Exchange programs, outstanding stock option awards granted under the 1998 Non-Employee Directors Plan, as amended, and 1998 Stock Incentive Plan, as amended, were exchanged for grants of new RSUs under the Company’s 2009 Stock Incentive Plan. Incremental compensation cost for the new RSUs was measured as the excess of the fair value of the RSUs over the fair value of the exchanged stock option awards on the date of exchange. The incremental compensation cost of the RSUs is being recognized over the remaining amortization period of the exchanged stock option awards. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 7 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Deferred Financing Costs

In conjunction with the issuance of the 2008 Notes, the April 2009 Notes, the July 2009 Notes and September 2009 Notes, the Company incurred certain costs, including the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through the earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated.  The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes option-pricing model.

Net (Loss)/Income Per Common Share

Net (loss)/income per common share for the three and nine months ended September 30, 2009 and 2008, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic net loss per share is equal to diluted net loss per share for the three months and nine months ended September 30, 2009 and for the nine months ended September 30, 2008,  as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as the inclusion of such securities would be antidilutive. At September 30, 2009 and 2008, respectively, the potentially dilutive securities include approximately 253.4 million shares and approximately 40.8 million shares, respectively, reserved for the conversion of convertible notes, convertible preferred stock, vesting of RSUs and the exercise of outstanding options and warrants.

4.       Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$24	$24
Finished goods	85	97
	$109	$121

During the nine months ended September 30, 2009, most of the sales of Ganite® were from product that had been previously accounted for as excess inventory.

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

5.	Office Lease Settlement Obligation

In January 2009, the Company entered into an amendment of its lease agreement with The Connell Company, whereby the Company’s future payment of $2.0 million, related to an earlier amendment of its lease for office space, is payable on January 1, 2011, with 6.0% interest payable in arrears.

6.	Convertible Notes and Warrants

On June 9, 2008, the Company placed $20 million of the 2008 Notes with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 2,000 shares of common stock for every $1,000.00 of principal, (adjusted for the reverse stock split). As a result of issuing convertible notes on April 2, 2009, (see below), these notes are presently convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. The 2008 Notes are secured by a first lien on all assets of Genta, which security interest is pari passu with the security interest held by the holders of the April 2009 Notes.

At the time the 2008 Notes were issued, the Company recorded a debt discount (beneficial conversion) relating to the conversion feature in the amount of $20 million. The aggregate intrinsic value of the difference between the market price of the Company’s share of stock on June 9, 2008 and the conversion price of the 2008 Notes was in excess of the face value of the $20 million 2008 Notes, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the term of the 2008 Notes through their maturity date.

From January 1, 2009 through September 30, 2009, holders of the 2008 Notes voluntarily converted approximately $13.9 million, resulting in an issuance of 97.3 million shares of common stock. At September 30, 2009, approximately $2.2 million of the 2008 Notes were outstanding.

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

In addition, in connection with the placement of the 2008 Notes, the Company issued a warrant to its private placement agent to purchase 800,000 shares of common stock at an exercise price of $1.00 per share and incurred a financing fee of $1.2 million. The financing fees and the initial value of the warrant are being amortized over the term of the convertible notes. At September 30, 2009 and December 31, 2008, the unamortized balances of the financing fee were $0.5 million and $0.9 million, respectively, and the warrants were $2.6 million and $5.4 million, respectively.

On April 2, 2009, the Company placed approximately $6 million of the April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding. The April 2009 Notes are also secured by a first lien on all assets of Genta, which security interest is pari passu with the security interest held by the holders of the 2008 Notes. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase up to approximately $6 million of additional notes with similar terms.

From April 2, 2009 through September 30, 2009, holders of the April 2009 Notes voluntarily converted approximately $0.7 million, resulting in an issuance of 7.5 million shares of common stock.  At September 30, 2009, approximately $5.4 million of the April 2009 Notes were outstanding.

In connection with the placement of the April 2009 Notes, the Company issued a warrant to its private placement agent to purchase 3.6 million shares of common stock at an exercise price of $0.50 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrant are being amortized over the term of the convertible notes. At September 30, 2009, the unamortized balances of the financing fee and the warrant were $0.6 million and $3.4 million, respectively.

The Company concluded that it should initially account for conversion options embedded in the 2008 Notes and April 2009 Notes by bifurcating the conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. If the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, then the notes should be classified as a liability measured at fair value on the balance sheet. In this case, if the Company was not successful in obtaining approval of its stockholders to increase the number of authorized shares to accommodate the potential number of shares that the notes convert into, the Company would have been required to cash settle the conversion option.

At the time the April 2009 Notes were issued, the aggregate intrinsic value of the difference between the market price of the Company’s share of stock on April 2, 2009 and the conversion price of the April 2009 Notes was in excess of the face value of the $6 million April 2009 Notes, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the term of the April 2009 Notes through their maturity date. At April 2, 2009, there were an insufficient number of authorized shares of common stock in order to permit exercise of all of the issued convertible notes. When there are insufficient authorized shares, the conversion obligation for the notes should be classified as a liability measured at fair value on the balance sheet. At April 2, 2009, in connection with the $6 million closing, the fair value of the conversion feature, $67.8 million, exceeded the proceeds of $6 million. The difference of $61.8 million was charged to expense as the change in the fair market value of conversion liability.

On June 26, 2009, at a Special Meeting of Stockholders, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split in any ratio up to 1-for-100, while not reducing the number of authorized shares and not changing the par value of the common stock. The Board of Directors implemented a reverse stock split in a ratio of 1-for-50 and in so doing, the Company had enough shares to accommodate the potential number of shares that the April 2009 Notes convert into. The fair value of the conversion feature was re-measured at June 26, 2009 at $25.0 million and credited to permanent equity, resulting in total expense of $19.0 million. The conversion option was valued at April 2, 2009 and June 26, 2009 using the Black-Scholes valuation model using the following assumptions:

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

As there were an insufficient number of authorized shares of common stock in order to fulfill all existing obligations at the time of issuance, the Company classified the April 2009 warrant obligations as liabilities to be measured at fair value on the balance sheet. Accordingly, at April 2, 2009, the Company recorded the warrant liabilities at a fair value of $20.8 million, based upon the Black-Scholes valuation model. The warrant liability was re-measured at June 26, 2009 at a fair value of $7.7 million, and credited to permanent equity, resulting in an expense of $7.7 million. The warrant liability was valued at April 2, 2009 and June 26, 2009 using the Black-Scholes valuation model using the following assumptions:

	June 26, 2009	April 2, 2009
Price of share of Genta common stock	$0.425	$1.15
Volatility	244%	224%
Risk-free interest rate	1.75%	1.89%
Remaining contractual lives	3.3	3.5

On July 7, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% July 2009 Notes and (ii) 30% common stock.  In connection with the sale of the units, the Company also issued to the investors July 2009 Warrants. The Company closed on $3 million of such July 2009 Notes, common stock and July 2009 warrants on July 7, 2009. The July 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding.

From July 7, 2009 through September 30, 2009, holders of the July 2009 Notes voluntarily converted approximately $1.3 million, resulting in an issuance of 13.5 million shares of common stock.  At September 30, 2009, approximately $0.8 million of the July 2009 Notes were outstanding.

In connection with the placement of the July 2009 Notes, the Company issued a warrant to its private placement agent to purchase 1.8 million shares of common stock at an exercise price of $1.00 per share and incurred financing fees of $0.1 million. The Company measured the initial value of the placement agent warrant at $0.7 million using a Black Scholes model. The financing fees and the initial value of the warrant are being amortized over the term of the convertible notes. At September 30, 2009, the unamortized balances of the financing fee and the warrant were $0.1 million and $0.6 million, respectively.

At the time the July 2009 Notes were issued, the aggregate intrinsic value, representing the difference between the market price of the Company’s share of stock on July 7, 2009 and the conversion price of the July 2009 Notes was in excess of the face value of the $2.1 million of July 2009 Notes, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the term of the July 2009 Notes through their maturity date.

On September 4, 2009, the Company closed on $7 million of additional July 2009 Notes, common stock and July 2009 Warrants. Also on September 4, 2009, the Company entered into a securities purchase agreement with certain accredited institutional investors, pursuant to which the Company issued $3 million of units consisting of (i) 70% September 2009 Notes, and (ii) 30% common stock, or the September 2009 financing.  In connection with the sale of the units, the Company also issued to the investors September 2009 Warrants.  The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and are convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding.

There has been no conversion of September 2009 Notes or July 2009 Notes issued on September 4, 2009.

In connection with the placement of the September 2009 Notes and July 2009 Notes on September 4, 2009, the Company issued warrants to its private placement agent to purchase 6.0 million shares of common stock at an exercise price of $1.00 per share and incurred financing fees of $0.6 million. The financing fees and the value of the warrants of $2.2 million are being amortized over the term of the convertible notes.

At the time the September 2009 Notes and July 2009 Notes were issued on September 4, 2009, the aggregate intrinsic value, representing the difference between the market price of the Company’s share of stock on September 4, 2009 and the effective conversion price of the notes was in excess of the face value of the $7.0 million of notes issued on September 4, 2009, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the term of the notes through their maturity date.

The Company is in compliance with all debt-related covenants at September 30, 2009.

7.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company had the following share-based compensation plans, which are described below:

2009 Stock Incentive Plan

On July 9, 2009 the Company’s Board of Directors approved the establishment of the 2009 Stock Incentive Plan, (“2009 Plan”), subject to approval by the Company’s stockholders. In addition, the Board of Directors approved an Equity Award Exchange Offer Program for non-employee Directors, whereby each non-employee Director was given an opportunity to exchange his outstanding stock options to purchase shares of Genta common stock for new RSUs to be granted pursuant to the Director grant program under the 2009 Plan. All of our eligible non-employee Directors submitted their eligible stock options for cancellation, and accordingly, each non-employee Director was granted a RSU award on July 16, 2009, subject to approval of the 2009 Plan by the Company’s stockholders. At the Annual Meeting of Stockholders of Genta Incorporated held on August 26, 2009, the Company’s stockholders approved the establishment of the 2009 Plan. Upon approval of the 2009 Plan by the Company’s stockholders, the stock options submitted pursuant to the Equity Award Exchange Offer were cancelled and the RSUs became fully vested.

On August 26, 2009 the Compensation Committee of the Board of Directors approved an Equity Award Exchange Offer Program for all U.S. employees, whereby each employee was given an opportunity to exchange his outstanding stock options that had been granted under the Company’s 1998 Stock Incentive Plan, as amended (“1998 Plan”), to purchase shares of Genta common stock for new replacement RSUs. All eligible employees submitted their eligible stock options for cancellation, and accordingly, each employee was granted a RSU award on August 31, 2009. The surrender of the options was accounted for as a modification of an award. The Company determined the compensation cost of the modification as the difference in the fair value of the options immediately before the modification and the fair value of the RSUs immediately after the modification. A charge of $8.2 million was recorded in the Consolidated Statement of Operations related to the modification of awards that were vested as of the modification date. The incremental cost for awards that were not vested as of the modification date will be expensed over the remaining vesting period.

The following table summarizes the RSU activity under the 2009 Plan for the three months ended September 30, 2009:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at July 1, 2009	-	-
Granted	56,378	$0.395
Vested	(6,512)	$0.395
Forfeited or expired	-	-
Outstanding nonvested RSUs at September 30, 2009	49,866	$0.395

Based on the closing price of Genta common stock of $1.00 per share on September 30, 2009, the intrinsic value of the nonvested RSUs at September 30, 2009 is $49.9 million. As of September 30, 2009, there was approximately $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 0.8 years.

Stock options were also awarded to employees during the three months ended September 30, 2009. Option awards were granted with an exercise price equal to the fair market price of the Company’s common stock on the date of the grant; all options granted had contractual terms of ten years from the date of the grant.  These awards were granted with the following vesting schedule: 25% vests in three equal installments on November 21, 2009, March 22, 2010 and May 17, 2010, 25% vests on August 31, 2010, 25% vests on August 31, 2011 and 25% vests on August 31, 2012. The following table summarizes the stock option activity under the 2009 Plan for the three months ended September 30, 2009:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2009	-	-
Granted	300	$0.77
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	300	$0.77	10	$69

1998 Stock Incentive Plan

Pursuant to the 1998 Plan, 68 thousand shares had been provided for the grant of stock options to employees, directors, consultants and advisors of the Company. As of May 27, 2008, the authorization to provide grants under the 1998 Plan expired. With the completion of the Equity Award Exchange Offer Program, virtually all options under the 1998 Plan have been cancelled.

The following table summarizes the option activity under the 1998 Plan as of September 30, 2009 and changes during the nine months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	37	$1,191.50
Granted	-	-
Exercised	-	-
Forfeited or expired	(37)	1,191.50
Outstanding at September 30, 2009	-	-	-	-

The following table summarizes the RSU activity under the 1998 Plan as of September 30, 2009 and changes during the nine months then ended:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2009	5	$20.50
Granted	-	-
Vested	(5)	$20.50
Forfeited or expired	-	-
Outstanding nonvested RSUs at September 30, 2009	-	-

1998 Non-Employee Directors’ Plan

Pursuant to the Company’s 1998 Non-Employee Directors’ Plan, as amended (the “Directors’ Plan”), 12 thousand shares had been provided for the grant of non-qualified stock options to the Company’s non-employee members of the Board of Directors. Upon stockholder approval of the 2009 Plan, the Directors’ Plan was terminated.

The following table summarizes the option activity under the Directors’ Plan as of September 30, 2009 and changes during the nine months then ended:

Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	2	$1,130.47
Granted	-	-
Exercised	-	-
Forfeited or expired	(2)	$1,130.47
Outstanding at September 30, 2009	-	-	-	-

The Company estimates the fair value of each stock option award on the date of the grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s common stock over a period commensurate with the options’ expected term. The expected term represents the period of time that options granted are expected to be outstanding and is calculated in accordance with the SEC guidance provided in the SEC’s Staff Accounting Bulletin 107, (“SAB 107”) and Staff Accounting Bulletin 110 (“SAB 110”), using a “simplified” method. The Company will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The following table summarizes the weighted-average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2009:

Expected volatility	193%
Expected dividends	-
Expected term (in years)	6.25
Risk-free rate	2.6%

With the implementation of the Equity Award Exchange programs, outstanding stock option awards granted under the Directors’ Plan and 1998 Plan were exchanged for grants of new RSUs. Incremental compensation cost for the new RSUs was measured as the excess of the fair value of the RSUs over the fair value of the stock option awards on the date of exchange. The incremental compensation cost of the RSUs is being recognized over the remaining amortization period of the stock option awards.

Share-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008, respectively, was comprised as follows:

	Three months ended September 30		Nine months ended September 30
($ thousands, except per share data)	2009	2008	2009	2008

Research and development expenses	$2,918	$35	$2,950	$131
Selling, general and administrative	6,599	92	6,674	301
Total share-based compensation expense	$9,517	$127	$9,624	$432
Share-based compensation expense, per basic and diluted common share	$0.07	$0.17	$0.13	$0.60

8.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, the Board of Directors and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the motion of the Company to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter will proceed in the Appellate Division. Plaintiffs' brief before the Appellate Division was due on October 28, 2009, and the Company's responsive brief is due on November 30, 2009. The Company intends to continue its vigorous defense of this lawsuit.

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

9.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the nine months ended September 30, 2009 and 2008, respectively. On March 9, 2009, the Company issued approximately $386 thousand of 2008 Notes in lieu of interest due on its 2008 Notes. On June 9, 2009, the Company issued approximately $125 thousand of 2008 Notes in lieu of interest due on its 2008 Notes. On September 2, 2009, the Company issued approximately $175 thousand of April 2009 Notes in lieu of interest due on its April 2009 Notes. On September 9, 2009, the Company issued approximately $81 thousand of 2008 Notes in lieu of interest due on its 2008 Notes.

From January 1, 2009 through September 30, 2009, holders of the Company’s convertible notes voluntarily converted approximately $15.9 million, resulting in an issuance of 118.3 million shares of common stock.

10.	Subsequent Events

On October 1, 2009, the Company entered into an amendment of its Lease Agreement with The Connell Company, whereby the Company extended its lease of office space in Berkeley Heights, New Jersey for an additional six months until August 31, 2010.

From October 1, 2009 through October 31, 2009, holders of 2008 Notes have voluntarily converted approximately $38 thousand of their 2008 Notes, resulting in an issuance of approximately 383 thousand shares of common stock. At October 31, 2009, approximately $2.1 million of the 2008 Notes were outstanding.

From October 1, 2009 through October 31, 2009, holders of April 2009 Notes have voluntarily converted approximately $0.4 million of their April 2009 Notes, resulting in an issuance of approximately 4.5 million shares of common stock. In addition, from October 1, 2009 through October 31, 2009, warrants associated with the April 2009 Notes were exercised, resulting in the issuance of 1.9 million shares. At October 31, 2009, approximately $5.0 million of the April 2009 Notes were outstanding.

On November 16, 2009, the Company announced a restructuring, reduction in workforce, and re-ordering of clinical development priorities. The restructuring has reduced the workforce by approximately 30%, which is estimated to reduce annualized payroll costs by approximately 25%.

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
•
the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations, or the Company’s risk of bankruptcy;

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

We make available free of charge on our Internet website (http://www.genta.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The content on the Company’s website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-Q.

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. Our research portfolio consists of two major programs: DNA/RNA Medicines (which includes our lead oncology drug, Genasense®); and Small Molecules (which includes our marketed product, Ganite®, and the investigational compounds tesetaxel and G4544). We have had recurring annual operating losses since inception, and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization.

From our inception to September 30, 2009, we have incurred a cumulative net deficit of $1,019.5 million. Our recurring losses from operations and our negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We currently expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. We have experienced significant quarterly fluctuations in operating results, and we expect that these fluctuations in revenues, expenses and losses will continue.

We will require additional cash in order to maximize the commercial opportunity and continue clinical development of our product candidates. Alternatives available to us to sustain our operations include collaborative agreements, equity financing, debt and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funds will be available on favorable terms, if at all. We will need substantial additional funds before we can expect to realize significant product revenue.

We had $7.4 million of cash and cash equivalents on hand at September 30, 2009.  Cash used in operating activities during the first nine months of 2009 was $15.1 million.

On June 9, 2008, we placed $20 million of senior secured convertible notes with certain institutional and accredited investors. On April 2, 2009, we placed approximately $6 million of senior secured convertible notes, or the April 2009 Notes, and corresponding warrants to purchase common stock. On July 7, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% unsecured subordinated convertible notes, or the July 2009 Notes, and (ii) 30% common stock.  The July 2009 Notes bear interest at an annual rate of 8% payable at quarterly intervals in other July 2009 Notes to the holder, and are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. In connection with the sale of the units, we also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the July 2009 Notes purchased by each investor, or July 2009 Warrants. We closed on $3.0 million of such July 2009 Notes, common stock and July 2009 Warrants on July 7, 2009.

On September 4, 2009, we closed on $7.0 million of additional July 2009 Notes, common stock and July 2009 Warrants. Also on September 4, 2009, we entered into a securities purchase agreement with certain accredited institutional investors, pursuant to which we issued $3 million of units consisting of (i) 70% unsecured subordinated convertible notes, or September 2009 Notes, and (ii) 30% common stock, or the September 2009 financing. The notes bear interest at an annual rate of 8% payable at quarterly intervals in other convertible notes to the holder, and are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. In connection with the sale of the units, we also issued to the investors two-year warrants to purchase common stock in an amount equal to 25% of the number of shares of common stock issuable upon conversion of the September 2009 Notes purchased by each investor, or September 2009 Warrants.

Presently, with no further financing, we project that we will run out of funds in the second quarter of 2010. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

Most recently, our principal goal has been to secure regulatory approval for the marketing of Genasense®. Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in a number of diseases. Under our own sponsorship or in collaboration with others, we are currently conducting additional clinical trials. We are especially interested in the development, regulatory approval, and commercialization of Genasense® in at least three diseases: melanoma; chronic lymphocytic leukemia, referred to herein as CLL; and non-Hodgkin’s lymphoma, referred to herein as NHL.

Genasense® has been submitted for regulatory approval in the U.S. on two occasions and to the European Union (EU) once. These applications proposed the use of Genasense® plus chemotherapy for patients with advanced melanoma (U.S. and EU) and relapsed or refractory CLL (U.S.-only). None of these applications resulted in regulatory approval for marketing. Nonetheless, we believe that Genasense® may ultimately be approved and commercialized, and we have undertaken certain initiatives in this regard that are described below.

Our major current initiative is a randomized controlled trial that tests whether the addition of Genasense® to standard chemotherapy can improve outcomes for patients with advanced melanoma.  In August 2007, we initiated a new Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. This trial, known as AGENDA, is a randomized, double-blind, placebo-controlled study in which patients are randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study uses LDH as a biomarker to identify patients who are most likely to respond to Genasense®, based on data obtained from our preceding trial in melanoma. The co-primary endpoints of AGENDA are progression-free survival (PFS) and overall survival.

The design of AGENDA was based on data obtained from a similarly designed Phase 3 trial that was published in 2006. Results from this antecedent study showed that treatment with Genasense® plus dacarbazine compared with dacarbazine alone was associated with a statistically significant increase in overall response, complete response, durable response, and progression-free survival (PFS). However, the primary endpoint of overall survival approached but did not quite reach statistical significance (P=0.077) in the entire “intent-to-treat” population. Our further analysis of this trial showed that there was a significant treatment interaction effect related to levels of a blood enzyme known as LDH. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal for this lab value. LDH had also been previously described by others as the single most important prognostic factor in advanced melanoma. Thus, the AGENDA trial seeks to confirm the observations that were previously observed in the antecedent trial in a biomarker-defined patient population.

In March 2009, we completed accrual of 315 patients into AGENDA. In October 2009, we announced that AGENDA did not show a statistically significant benefit for its co-primary endpoint of progression-free survival.  Secondary endpoints of overall response rate and disease control rate (which includes complete and partial responses, plus stable disease greater than 3 months duration) also did not show a statistically significant benefit. According to the prespecified analysis plan, the statistical significance of durable response, (a secondary endpoint that measures the proportion of patients who achieved a complete or partial response that lasts greater than 6 months), is too early to evaluate. However, the observed differences in progression-free survival, overall response, disease control and durable response all numerically favored the group that received Genasense®.

Overall survival, the other co-primary endpoint in AGENDA, is too early to evaluate, as prospectively specified.  An analysis for futility, which was defined as greater than 50% conditional power to observe a statistically significant benefit of Genasense® under the prospectively assumed hazard ratio of 0.69, was conducted for the co-primary endpoint of overall survival.  AGENDA passed this futility analysis, and an Independent Data Monitoring Committee has recommended that the trial continue to completion for the determination of the overall survival endpoint. The safety profile of Genasense® in AGENDA was consistent with prior studies. We are currently assessing the impact of these data on the Company’s strategic direction.

We have been conducting other trials of Genasense® in melanoma, including a Phase 2 trial of Genasense® plus chemotherapy consisting of Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) plus temozolomide (Temodar®). We have expected to examine whether different dosing regimens would improve the dosing convenience. We are currently assessing whether to continue such trials.

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

We received a “non-approvable” notice from the FDA in December 2006 for our NDA that proposed the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. We appealed this decision with FDA’s Center for Drug Evaluation and Research (CDER) using the agency’s Formal Dispute Resolution process. In June 2008, we announced results from 5 years of follow-up on patients who had been accrued to our completed Phase 3 trial. These data showed that patients treated with Genasense® plus chemotherapy who achieved either a complete response (CR) or a partial response (PR) also achieved a statistically significant increase in survival compared with patients treated with chemotherapy alone (median = 56 months vs. 38 months, respectively).  After 5 years of follow-up, 22 of 49 (45%) responders in the Genasense® group were alive compared with 13 of 54 (24%) responders in the chemotherapy-only group (hazard ratio = 0.6; P = 0.038). Moreover, with 5 years of follow-up, 12 of 20 patients (60%) in the Genasense® group who achieved CR were alive, 5 of these patients remained in continuous CR without relapse, and 2 additional patients had relapsed but had not required additional therapy. By contrast, only 3 of 8 CR patients in the chemotherapy-only group were alive, all 3 had relapsed, and all 3 had required additional anti-leukemic treatment.

In March 2009, CDER decided that available data were still insufficient to support approval of Genasense® in CLL, and the Agency recommended conducting another clinical trial. We have made no decision whether to conduct this study or whether to pursue this application without further study for regulatory approval in other territories.

As with melanoma, we have believed the clinical activity in CLL, as well as in non-Hodgkin’s lymphoma and other types of cancer, should be explored with additional clinical research. We are currently reassessing whether to proceed with such studies.

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company Ltd. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients. At the time we obtained the license, tesetaxel was on “clinical hold” by FDA due to the occurrence of several fatalities in the setting of severe neutropenia. In the second quarter of 2008, we filed a response to the FDA requesting a lift of the clinical hold, which was granted in June 2008. In January 2009, we announced initiation of a new clinical trial with tesetaxel to examine the clinical pharmacology of the drug over a narrow dosing range around the established Phase 2 dose. We expect accrual to the initial phase of this study to be complete in the Fourth Quarter 2009.

We have also submitted applications to FDA for designation of tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma.  Both of these designations were granted. Our current priorities for clinical testing of tesetaxel include the evaluation of safety and efficacy in patients with advanced gastric cancer, advanced melanoma and prostate cancer. Other disease priorities for clinical research include cancers of the bladder and breast, among other disorders. Maintenance of the license from Daiichi Sankyo requires certain milestone payments. If such payments are not made, Daiichi Sankyo may elect to terminate the license.

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

If we are able to identify a clinically and commercially acceptable formulation of G4544 or another oral gallium-containing compound, we currently intend to evaluate whether an expedited regulatory approval may be possible. We believe a drug of this class may also be broadly useful for treatment of other diseases associated with accelerated bone loss, such as bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. While we have no current plans to begin clinical development in the area of infectious disease, we intend to support research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs.

We are currently marketing Ganite® in the U.S., which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. We have announced our intention to seek a buyer for Ganite®, but we have not yet found an acceptable transaction.

Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

($ thousands)	2009	2008

Product sales – net	$49	$115
Cost of goods sold	10	26
Gross margin	39	89

Operating expenses:
Research and development	5,874	5,255
Selling, general and administrative	8,869	2,308
Total operating expenses	14,743	7,563

Other (expense)/income:
Interest income and other income/(expense), net	(12)	56
Interest expense	(265)	(769)
Amortization of deferred financing costs and debt discount	(5,450)	(3,600)
Fair value – conversion feature liability	-	220,000
Fair value – warrant liability	-	4,400
Total other income/(expense), net	(5,727)	220,087

Net (loss)/income	$(20,431)	$212,613

Product sales-net

Product sales-net were $49 thousand for the three months ended September 30, 2009, compared with $115 thousand for the three months ended September 30, 2008. The unit price of Ganite® was 28% higher than in the comparison period due to a price increase. Unit sales of Ganite® declined 48% due to the continued absence of promotional support.

Cost of goods sold

Cost of goods sold as a percentage of product sales-net declined from 22.6% in the prior-year period to 20.4%, primarily due to the effect of higher unit prices for Ganite®.

Research and development expenses

Research and development expenses were $5.9 million for the three months ended September 30, 2009, compared with $5.3 million for the three months ended September 30, 2008.

During 2009, with the establishment of the 2009 Stock Incentive Plan, or the 2009 Plan, and implementation of two Equity Award Exchange programs, outstanding stock option awards granted under the 1998 Non-Employee Directors Plan, as amended and 1998 Stock Incentive Plan, as amended, were exchanged for grants of new restricted stock units (RSUs). Incremental compensation cost for the new RSUs was measured as the excess of the fair value of the RSUs over the fair value of the stock option awards on the date of exchange. The incremental compensation cost of the RSUs is being recognized over the remaining amortization period of the exchanged stock option awards. Share-based compensation expense recognized for the three months ended September 30, 2009 and 2008 was $2.9 million and $35 thousand, respectively for those employees categorized as research and development. Partially offsetting this increase were lower expenses on the AGENDA clinical trial and lower payroll costs, resulting from lower headcount.

Research and development expenses incurred on the Genasense® project during the three months ended September 30, 2009 were approximately $5.1 million, representing 87% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.9 million for the three months ended September 30, 2009, compared with $2.3 million for the three months ended September 30, 2008. Share-based compensation expense recognized for the three months ended September 30, 2009 and 2008 was $6.6 million and $0.1 million, respectively.

Interest and other income/(expense), net
Interest expense

The total of interest and other income/(expense), net and interest expense resulted in expense, net of $(0.3) million for the three months ended September 30, 2009, compared to $(0.7) million for the prior-year period. A lower balance of our 2008 Notes, resulting in lower interest expense, was partially offset by interest expense on our April 2009 Notes, July 2009 Notes and September 2009 Notes.

Amortization of deferred financing costs and debt discount

For the three months ended September 30, 2009, the amortization of deferred financing costs and debt discount for the 2008 Notes was $2.2 million, for the April 2009 Notes $1.5 million, for the July 2009 Notes $1.5 million and for the September 2009 Notes and July 2009 Notes issued in September $0.3 million. In the prior-year period, the $3.6 million amortization of deferred financing costs and debt discount resulted from the 2008 Notes.

Fair value – conversion feature liability

On the date that we issued the 2008 Notes, there were an insufficient number of authorized shares of common stock in order to permit conversion of all of the 2008 Notes. When there are insufficient authorized shares to allow for settlement of convertible financial instruments, the conversion obligation for notes should be classified as a liability and measured at fair value on the balance sheet.

On June 9, 2008, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the 2008 Notes of $380.0 million and expensed $360.0 million, the amount that exceeded the proceeds of the $20.0 million from the closing. On June 30, 2008, we expensed an additional $380.0 million to mark the conversion feature liability of the 2008 Note to market. At September 30, 2008, the fair value was valued at $520.0 million, resulting in a reduction in the conversion feature liability of $220.0 million, with the resultant reduction in the liability included in earnings.

Fair value – warrant liability

The warrants that were issued with the 2008 Notes were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The warrants issued were initially recorded at a fair value of $7.6 million based upon a Black-Scholes valuation model and re-measured at June 30, 2008, resulting in expense of $7.2 million in June 2008. At September 30, 2008, the fair value of the warrant liability was valued at $10.4 million, resulting in a reduction in the warrant liability of $4.4 million, with the resultant reduction in the liability included in earnings.

Net (loss)/income

Genta recorded a net loss of $20.4 million, or net loss per basic and diluted share of $(0.15), for the three months ended September 30, 2009 and reported net income of $212.6 million, or net income per basic share of $289.23 per share and net income per fully diluted share of $5.12 per share, for the three months ended September 30, 2008.

In comparison to the prior-year quarter, the net loss for the three months ended September 30, 2009 was primarily due to the absence of income as a result of marking to market the conversion feature liabilities of our notes and warrants, slightly offset by higher share-based compensation expense and higher amortization of financing costs and debt discount.

Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

($ thousands)	2009	2008

Product sales – net	$180	$363
Cost of goods sold	12	79
Gross margin	168	284

Operating expenses:
Research and development	11,846	16,146
Selling, general and administrative	13,008	8,534
Setttlement of office lease obligation	-	3,307
Reduction in liability for settlement of litigation	-	(340)
Total operating expenses	24,854	27,647

Other (expense)/income:
Interest income and other income, net	4	188
Interest expense	(841)	(992)
Amortization of deferred financing costs and debt discount	(22,362)	(4,441)
Fair value – conversion feature liability	(19,040)	(500,000)
Fair value – warrant liability	(7,655)	(2,800)
Total other income/(expense), net	(49,894)	(508,045)

Net loss	$(74,580)	$(535,408)

Product sales-net

Product sales-net were $180 thousand for the nine months ended September 30, 2009, compared with $363 thousand for the nine months ended September 30, 2008. Unit sales of Ganite® declined 50%.

Cost of goods sold

During the nine months ended September 30, 2009, most of the sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $11.8 million for the nine months ended September 30, 2009, compared with $16.1 million for the nine months ended September 30, 2008. Share-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $2.9 million and $0.1 million, respectively, for those employees categorized as research and development. This increase was more than offset by lower expenses on the AGENDA clinical trial and lower payroll costs, resulting from lower headcount. In addition, in March 2008, we entered into a worldwide license agreement for tesetaxel, resulting in our recognition of $2.5 million for license payments.

Research and development expenses incurred on the Genasense® project during the nine months ended September 30, 2009 were approximately $10.5 million, representing 89% of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.0 million for the nine months ended September 30, 2009, compared with $8.5 million for the nine months ended September 30, 2008. Share-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $6.7 million and $0.3 million, respectively. This increase was partially offset by lower payroll costs and lower office rent of $0.8 million, resulting from our termination of a lease for one floor of office space in May 2008.

Settlement of office lease obligation

In May 2008, we entered into an amendment of our lease for office space with The Connell Company, (Connell) whereby the lease for one floor of our office space in Berkeley Heights, New Jersey was terminated. Connell received a termination payment of $1.3 million, comprised solely of our security deposits and we agreed to pay Connell $2.0 million on July 1, 2009. We accrued for the $2.0 million and it is included on our Consolidated Balance Sheets. In January 2009, we entered into another amendment of our agreement with Connell whereby our future payment of $2.0 million is now payable on January 1, 2011, with 6.0% interest paid in arrears.

Interest and other income, net
Interest expense

The total of the above referenced accounts resulted in expense, net of $(0.8) million for the nine months ended September 30, 2009 and September 30, 2008. Lower interest expense on our 2008 Notes, (due to conversions), was offset by interest on our April 2009 Notes, July 2009 Notes and September 2009 Notes.

Amortization of deferred financing costs and debt discount

For the nine months ended September 30, 2009, the amortization of deferred financing costs and debt discount for the 2008 Notes was $18.3 million, for the April 2009 Notes $2.3 million, for the July 2009 Notes $1.5 million and for the September 2009 Notes and July 2009 Notes issued in September $0.3 million. In the prior-year period, the $4.4 million amortization of deferred financing costs and debt discount resulted from the 2008 Notes.

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

On April 2, 2009, using a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the April 2009 Notes of $67.8 million and expensed $61.8 million, the amount that exceeded the proceeds of the $6.0 million from the closing. On June 26, 2009, our stockholders, at a Special Meeting of Stockholders, authorized our Board of Directors to effect a reverse stock split and our Board of Directors effected a 1-for-50 reverse stock split, resulting in us having enough shares of common stock in order to permit conversion of all the April 2009 Notes. We re-measured the conversion feature liability at $25.0 million, resulting in net expense of $19.0 million.

Based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the 2008 Notes of $380.0 million on June 9, 2008 and expensed $360.0 million, the amount that exceeded the proceeds of the $20.0 million from the closing. At September 30, 2008, the fair value of our conversion feature liability was valued at $520.0 million, resulting in expense of $500.0 million for the nine months ended September 30, 2008.

Fair value – warrant liability

The warrants that were issued with the 2008 Notes and the April 2009 Notes were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued.

On April 2, 2009, using a Black-Scholes valuation model, we calculated a fair value for the warrants issued with the April 2009 Notes of $20.8 million. On June 26, 2009, the date of the reverse stock split, we re-measured the warrants at a fair value of $7.7 million, resulting in expense of $7.7 million.

The warrants issued with the 2008 Notes were initially recorded at a fair value of $7.6 million based upon a Black-Scholes valuation model. At September 30, 2008, the fair value of the warrant liability was valued at $10.4 million, resulting in expense of $2.8 million.

Net loss

Genta recorded a net loss of $74.6 million, or net loss per basic and diluted share of $0.98, for the nine months ended September 30, 2009 and incurred a net loss of $535.4 million, or net loss per basic and diluted share of $748.55, for the nine months ended September 30, 2008.

The lower net loss for the nine months ended September 30, 2009 was primarily due to lower expenses from marking to market the conversion feature liabilities of our notes. In addition, the results reflect last year’s settlement of office lease obligation, last year’s recognition of tesetaxel payments, higher share-based compensation, reduced headcount and payroll expenses, higher amortization of financing costs and debt discount and higher expense from marking to market our warrant liabilities.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents totaling $7.4 million, compared with $4.9 million at December 31, 2008, reflecting our April 2009 financing, July 2009 financing and September 2009 financing offset by funds used in operating our company.

During the first nine months of 2009, cash used in operating activities was $15.1 million compared with $22.0 million for the same period in 2008, reflecting the reduced size of our company and our cost-control efforts.

Presently, with no further financing, we project that we will run out of funds in the second quarter of 2010. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

We will require additional cash in order to maximize the commercial opportunity and continue clinical development of our product candidates. Alternatives available to us to sustain our operations include collaborative agreements, equity financing, debt and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available to us on favorable terms, if at all.

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

•	Research and development costs. All such costs are expensed as incurred, including raw material costs required to manufacture drugs for clinical trials.

•	Estimate of fair value of convertible notes and warrants. We use a Black-Scholes model to estimate the fair value of our convertible notes and warrants.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2009. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

PART II

Item 1. Legal Proceedings

In September 2008, several shareholders of our Company, on behalf of themselves and all others similarly situated, filed a class action complaint against our Company, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, our Board of Directors, and certain officers breached their fiduciary duties, and our Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the motion of our Company to dismiss the class action complaint and dismissed the complaint with prejudice.  On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise, and the Appellate Division granted the motion for temporary remand. Following briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter will proceed in the Appellate Division. Plaintiffs' brief before the Appellate Division was due on October 28, 2009, and our responsive brief is due on November 30, 2009. We intend to continue our vigorous defense of this lawsuit.

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

On June 9, 2008, we placed $20 million of the 2008 Notes with certain institutional and accredited investors. The 2008 Notes bear interest at an annual rate of 15% payable at quarterly intervals in other 2008 Notes to the holder, and are presently convertible into shares of Genta common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal.

On April 2, 2009, we placed approximately $6 million of the April 2009 Notes and April 2009 Warrants. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in April 2009 Notes to the holder, and are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding.

On July 7, 2009, we entered into a securities purchase agreement with certain accredited institutional investors to place up to $10 million in aggregate principal amount of units consisting of (i) 70% July 2009 Notes, and (ii) 30% common stock.  In connection with the sale of the units, we also issued to the investors July 2009 Warrants.  We closed on $3 million of such July 2009 Notes, common stock and July 2009 Warrants on July 7, 2009.

On September 4, 2009, we closed on $7 million of additional July 2009 Notes, common stock and July 2009 Warrants. Also on September 4, 2009, we entered into a securities purchase agreement with certain accredited institutional investors, pursuant to which we issued $3 million of units consisting of (i) 70% September 2009 Notes, and (ii) 30% common stock. The September 2009 Notes bear interest at an annual rate of 8% payable at semi-annual intervals in September 2009 Notes to the holder, and are convertible into shares of our common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal. In connection with the sale of the units, we also issued to the investors September 2009 Warrants.

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

If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. Presently, with no further financing, we project that we will run out of funds in the second quarter of 2010. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

We may be unsuccessful in our efforts to obtain approval from the FDA or EMEA and to commercialize our pharmaceutical product candidates.

The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as tesetaxel, an oral gallium compound and Genasense®, depends, in large part, on the success of our clinical development programs, our efforts to obtain regulatory approvals and our sales and marketing efforts directed at physicians, patients and third-party payors. A number of factors could affect these efforts, including:

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

We cannot assure you that our product candidates will receive FDA or EMEA approval. For example, the recent results in the Phase 3 AGENDA trial of Genasense® in advanced melanoma will not be sufficient to apply for a NDA in the U.S. If extended followup of the AGENDA trial is possible and shows a statistically significant benefit for patients, we may be able to submit a NDA after that result is known. However, we withdrew our prior NDA for Genasense® in melanoma in 2004 after an advisory committee to the FDA failed to recommend approval. A negative decision was also received for a similar application in melanoma from the EMEA in 2007. Our NDA for Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful.

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

Between 2004 and 2007, we reported that randomized trials of Genasense® in patients with myeloma, acute myeloid leukemia, AML, hormone-refractory prostate cancer, small cell lung cancer and non small cell lung cancer were not sufficiently positive to warrant further investigation on the dose-schedules that were examined or with the chemotherapy that was employed in these trials. Data from these trials have been presented at various scientific meetings.

In October 2009, we announced that AGENDA did not show a statistically significant benefit for its co-primary endpoint of progression-free survival.  Secondary endpoints of overall response rate and disease control rate (which includes complete and partial responses, plus stable disease greater than 3 months duration) also did not show a statistically significant benefit. According to the prespecified analysis plan, the statistical significance of durable response, (a secondary endpoint that measures the proportion of patients who achieved a complete or partial response that lasts greater than 6 months), is too early to evaluate. However, the observed differences in progression-free survival, overall response, disease control and durable response all numerically favored the group that received Genasense®.

Overall survival, the other co-primary endpoint in AGENDA, is too early to evaluate, as prospectively specified.  An analysis for futility, which was defined as  greater than 50% conditional power to observe a statistically significant benefit of Genasense® under the prospectively assumed hazard ratio of 0.69, has been conducted for the co-primary endpoint of overall survival.  AGENDA has passed this futility analysis, and an Independent Data Monitoring Committee has recommended that the trial continue to completion for the determination of the overall survival endpoint.  The safety profile of Genasense® in AGENDA was consistent with prior studies. We are currently assessing the impact of these data on the Company’s strategic direction.

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

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

We have a significant amount of debt.  As of September 30, 2009, we had a face amount of debt outstanding of $15.3 million, consisting of the face value of 2008 Notes of $2.2 million, the face value of April 2009 Notes of $5.4 million, the face value of July 2009 Notes of $0.7 million and the face value of September 2009 Notes of $7.0 million.

Our aggregate level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•
resulting in an event of default if we fail to comply with the restrictive covenants contained in our debt agreements, which could result in all of our debt becoming due and payable and, in the case of an event of default under our secured debt, could permit the lenders to foreclose on our assets securing such debt;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

Our substantial amount of secured debt may prevent us from obtaining additional financing in the future or make the terms of securing such additional financing more onerous to us.

The 2008 Notes and April 2009 Notes are secured by a first priority lien on our assets and the July 2009 Notes and September 2009 Notes are unsecured. While the terms or availability of additional capital is always uncertain, should we need to obtain additional financing in the future, because of the existing liens on our assets, it may be even more difficult for us to do so. Potential future lenders may be unwilling to provide financing on an unsecured basis and may not agree to share the collateral with our existing secured debt. Alternatively, if we are able to raise additional financing in the future, the terms of any such financing may be onerous to us. This potential inability to obtain borrowings or our obtaining borrowings on unfavorable terms could negatively impact our operations and impair our ability to maintain sufficient working capital.

We may not have the ability to repay the principal on our convertible notes when due.

Our convertible notes mature on various dates in 2010 and 2011, and bear interest payable quarterly or semi-annually at rates of 8.00% or 15.00% per annum. Absent additional financing, we will likely not have sufficient funds to pay the principal upon maturity or upon any acceleration thereof. If we fail to pay principal on our convertible notes when due, we will be in default under our debt agreements which could have an adverse effect on our business, financial condition and results of operations.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to September 30, 2009, we have incurred a cumulative net deficit of $1,018.7 million. We may never achieve revenue sufficient for us to attain profitability. Achieving profitability is unlikely unless Genasense® receives approval from the FDA or EMEA for commercial sale in one or more indications.

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

Most of our resources have been dedicated to the research and development of potential antisense pharmaceutical products such as Genasense®, based upon oligonucleotide technology. While we have demonstrated the activity of antisense oligonucleotide technology in model systems in vitro and in animals, Genasense® is our only antisense product to have been tested in humans. Several of our other technologies that serve as a possible basis for pharmaceutical products are only in preclinical testing. Results obtained in preclinical studies or early clinical investigations are not necessarily indicative of results that will be obtained in extended human clinical trials. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our oligonucleotide technology obsolete or noncompetitive. Similar types of limitations apply to all our product candidates.

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

We do not manufacture any of our products or product candidates and we do not plan to develop any capacity to do so. We have contracted with third-party manufacturers to manufacture Ganite® and Genasense®. We are currently seeking a third-party manufacturer for tesetaxel. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers may not perform as agreed or may terminate their agreements with us.

In addition to product approval, any facility in which our product candidates are manufactured or tested for its ability to meet required specifications must be approved by the FDA and/or the EMEA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of our product candidates.

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

Ganite®, Genasense® (if it obtains regulatory approval), tesetaxel and any other product we may develop will be subject to ongoing regulatory oversight, primarily by the FDA. Failure to comply with post-marketing requirements, such as maintenance by us or by the manufacturers of our products of current Good Manufacturing Practices as required by the FDA, or safety surveillance of such products or lack of compliance with other regulations could result in suspension or limitation of approvals or other enforcement actions. Current Good Manufacturing Practices are FDA regulations that define the minimum standards that must be met by companies that manufacture pharmaceuticals and apply to all drugs for human use, including those to be used in clinical trials, as well as those produced for general sale after approval of an application by the FDA. These regulations define requirements for personnel, buildings and facilities, equipment, control of raw materials and packaging components, production and process controls, packaging and label controls, handling and distribution, laboratory controls and recordkeeping. Furthermore, the terms of any product candidate approval, including the labeling content and advertising restrictions, may be so restrictive that they could adversely affect the marketability of our product candidates. Any such failure to comply or the application of such restrictions could limit our ability to market our product candidates and may have a material adverse effect on our business, results of operations and financial condition. Such failures or restrictions may also prompt regulatory recalls of one or more of our products, which could have material and adverse effects on our business.

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

In September 2008, several shareholders of the Company, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes, the Board of Directors, and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted the motion of the Company to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009.  Thus, this matter will proceed in the Appellate Division.  Plaintiffs' brief before the Appellate Division is due on October 28, 2009, and our responsive brief is due on November 30, 2009. We intend to continue our vigorous defense of this lawsuit.

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

At September 30, 2009, our outstanding convertible notes and warrants were convertible into 202.9 million shares of common stock. Future sales of shares of our common stock by existing stockholders, holders of convertible notes who might convert such convertible notes into common stock and warrant holders who may exercise their warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

As our convertible noteholders convert their notes and warrants into shares of our common stock, our stockholders will be diluted.

The conversion of some or all of our notes dilutes the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on Current Reports on Forms 8-K filed by the Company on July 8, 2009, August 12, 2009 and September 9, 2009, the Company has issued unregistered equity securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On August 29, 2008, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission for the offer and sale of the Company’s common stock. On March 9, 2009, the Company amended its filing to be for the offer and sale of the Company’s convertible debt securities and warrants. On July 30, 2009, the Company amended its filing to be for the offer and sale of the Company’s common stock, convertible debt securities and warrants. On August 14,  2009, the Company amended its filing to increase the amount of the Company's common stock, convertible debt securities and warrants offered for sale. The Form S-1/A is not effective and does not relate to any pending or specific future financing.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
4.1	Form of Subordinated Unsecured Convertible Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009)
4.3	Form of Subordinated Unsecured Convertible Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009)
10.1
Form of Securities Purchase Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.2
Form of Registration Rights Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.3
Form of Consent and Amendment Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.4
Form of Amendment Agreement, dated August 6, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 12, 2009)

10.5
Form of Amendment Agreement, dated August 24, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009)

10.6
Form of Consent and Amendment Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.7
Form of Securities Purchase Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.8
Form of Registration Rights Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.9
Placement Agent Agreement, dated as of February 4, 2009, by and between the company and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.10
Amendment No. 1 to Placement Agent Agreement, dated as of July 6, 2009, by and between the Company and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.11	Genta Incorporated 2009 Stock Incentive Plan (filed herewith)
1012	Form of Restricted Stock Unit Issuance Agreement (filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Genta Incorporated

Date: November 16, 2009
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 16, 2009
/s/ GARY SIEGEL
Gary Siegel
Vice President, Finance
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
4.1	Form of Subordinated Unsecured Convertible Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009)
4.3	Form of Subordinated Unsecured Convertible Note (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009)
10.1
Form of Securities Purchase Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.2
Form of Registration Rights Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.3
Form of Consent and Amendment Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2009).

10.4
Form of Amendment Agreement, dated August 6, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 12, 2009)

10.5
Form of Amendment Agreement, dated August 24, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009)

10.6
Form of Consent and Amendment Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.7
Form of Securities Purchase Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.8
Form of Registration Rights Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.9
Placement Agent Agreement, dated as of February 4, 2009, by and between the company and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.10
Amendment No. 1 to Placement Agent Agreement, dated as of July 6, 2009, by and between the Company and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2009).

10.11	Genta Incorporated 2009 Stock Incentive Plan (filed herewith)
10.12	Form of Restricted Stock Unit Issuance Agreement (filed herewith)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).