Form 10-Q
period 2010-03-31
GENTA INC DE/
filed 2010-05-13
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010 the registrant had 754,220,449 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31,
	2010	December 31,
	(unaudited)	2009

ASSETS

Current assets:
Cash and cash equivalents	$19,573	$1,216
Accounts receivable - net of allowances of $4 at March 31, 2010 and $23 at December 31, 2009, respectively	2	2
Receivable on sale of New Jersey tax losses	-	2,873
Inventory (Note 3)	66	81
Prepaid expenses and other current assets	671	971

Total current assets	20,312	5,143

Property and equipment, net	170	205
Deferred financing costs on sale of convertible notes, warrants and common stock (Note 5)	5,410	6,881
Restricted cash account	5,000	-

Total assets	$30,892	$12,229

LIABILITIES AND STOCKHOLDERS' DEFECIT

Current liabilities:
Accounts payable and accrued expenses	$6,269	$8,829
Convertible notes due June 9, 2010, $1,787 outstanding, net of debt discount of ($115) at December 31, 2009 (Note 5)	-	1,672

Total current liabilities	6,269	10,501

Long-term liabilities:
Office lease settlement obligation (Note 4)	1,979	1,979
Convertible notes due June 9, 2011, $1,762 outstanding, net of debt discount of ($1,670) (Note 5)	92	-
Convertible notes due April 2, 2012, $3,255 outstanding, net of debt discount of ($3,166) (Note 5)	89	1,302
Convertible notes due July 7, 2011, $678 outstanding, net of debt discount of ($646) (Note 5)	32	181
Convertible notes due September 4, 2011, $6,308 outstanding, net of debt discount of ($6,059) (Note 5)	249	1,128
Convertible notes due March 9, 2013, $25,879 outstanding, net of debt discount of ($25,374) (Note 5)	505	-
Conversion feature liability (Note 5)	123,177	-
Warrant liability (Note 5)	56,526	-

Total long-term liabilities	182,649	4,590

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value;
8 shares issued and outstanding, liquidation value of $385 at March 31, 2010 and December 31, 2009, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value;
0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $.001 par value; 6,000,000 and 6,000,000 shares authorized, 364,764 and 192,832 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	365	193
Additional paid-in capital	1,038,654	1,027,372
Accumulated deficit	(1,197,045)	(1,030,427)

Total stockholders' deficit	(158,026)	(2,862)

Total liabilities and stockholders' deficit	$30,892	$12,229

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009

Product sales - net	$34	$62
Cost of goods sold	12	-
Gross margin	22	62

Operating expenses:
Research and development	2,443	2,298
Selling, general and administrative	3,773	2,172
Total operating expenses	6,216	4,470

Other income/(expense):
Interest and other income	8	15
Interest expense	(517)	(387)
Amortization of deferred financing costs and debt discount (Note 5)	(6,092)	(6,287)
Fair value - conversion feature liability (Note 5)	(97,297)	-
Fair value - warrant liability (Note 5)	(56,526)	-
Total other income/(expense), net	(160,424)	(6,659)
Net loss	$(166,618)	$(11,067)

Net loss per basic and diluted share	$(0.76)	$(0.64)
Shares used in computing net loss per basic and diluted share	218,059	17,299

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009

Operating activities:
Net loss	$(166,618)	$(11,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	38
Amortization of deferred financing costs and debt discount	6,092	6,287
Share-based compensation	2,602	73
Change in fair value - conversion feature liability (Note 5)	97,297	-
Change in fair value - warrant liability (Note 5)	56,526	-
Changes in operating assets and liabilities:
Accounts receivable	-	(6)
Receivable on sale of New Jersey tax losses	2,873	-
Inventory	15	-
Prepaid expenses and other current assets	300	130
Accounts payable and accrued expenses	(1,394)	242

Net cash used in operating activities	(2,272)	(4,303)
Investing activities:
Purchase of property and equipment	-	(7)

Net cash provided by (used in) investing activities	-	(7)
Financing activities:
Sale of convertible notes net of financing costs	25,629	-
Deposits in restricted cash account	(5,000)	-

Net cash provided by financing activities	20,629	-

Increase/(decrease) in cash and cash equivalents	18,357	(4,310)
Cash and cash equivalents at beginning of period	1,216	4,908

Cash and cash equivalents at end of period	$19,573	$598

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.	Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. As of March 31, 2010, the Company had an accumulated deficit of $1,197.0 million. Cash and cash equivalents as of March 31, 2010 were $19.6 million. The Company has historically financed its activities from the sale of convertible notes, shares of common stock and warrants.

On March 9, 2010, the Company issued $25 million of units consisting of $20 million of various senior unsecured convertible notes and $5 million of senior secured convertible notes. In connection with the sale of the units, the Company also agreed to issue warrants in an amount equal to 40% of the purchase price paid for each such unit. The Company had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million secured notes. On March 17, 2010 and March 22, 2010, three investors who had participated in the Company’s April 2009 financing exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes of $0.9 million. Net cash used in operating activities for the year ended December 31, 2009 was $21.5 million, which represents an average monthly outflow of $1.8 million. The Company expects that its average monthly outflow will be $1.2 million during 2010. Net cash used in operating activities for the three months ended March 31, 2010 was $2.3 million.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

2.	Summary of Significant Accounting Policies

Accounting Standards Updates Not Yet Effective

In January 2010, the FASB issued ASU 2010-06- Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required.

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in 2011.

Other Accounting Standards Updates not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value.

Restricted Cash

Restricted cash represents funds received from the March 2010 Financing that have been placed in a blocked account as collateral security for the D Notes. The security interest of the holders of the D Notes will be released, and restrictions on the Company’s use of the $5 million held in the blocked account will terminate if, at any time after six months and ten weeks from the closing of the transaction: (i) the Company files a Form 8-K with the United Stated Securities and Exchange Commission showing that the daily trading volume of the Company’s Common Stock, for each of the 10 trading days prior to the date on which such filing is made equals or exceeds one-tenth of the number of shares underlying the D Notes on the date such filing is made; and (ii) the daily closing price on each trading day (each such trading day, a “Test Date”) during the 10 trading day period prior to the date on which such filing is made is greater than the conversion price then in effect for the D Notes on such Test Date by an amount equal to or greater than 200% of the conversion price on such Test Date. The security interest will also be released (i) dollar for dollar upon conversion of any part of the D Notes or (ii) in its entirety upon the approval of the holders of two-thirds of the then outstanding principal amount of D Notes.

Revenue Recognition

Genta recognizes revenue from product sales when title to product and associated risk of loss has passed to the customer and the Company is reasonably assured of collecting payment for the sale. All revenue from product sales are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The Company allows return of its product for up to 12 months after product expiration.

Research and Development

Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the three months ended March 31, 2010, and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company's policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Consolidated Statements of Operations.

Restricted Stock Units and Stock Options

Restricted stock units (“RSUs”) and stock options are recognized in the Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. During 2009, with the implementation of two Equity Award Exchange programs, outstanding stock option awards granted under the 1998 Non-Employee Directors Plan, as amended, and 1998 Stock Incentive Plan, as amended, were exchanged for grants of new RSUs under the Company’s 2009 Stock Incentive Plan. The incremental compensation cost for the new RSUs was measured as the excess of the fair value of the RSUs over the fair value of the exchanged stock option awards on the date of exchange. The incremental compensation cost of the RSUs is being recognized over the vesting period of the RSUs. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 6 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Deferred Financing Costs

In conjunction with the issuance of the 2008 Notes, the April 2009 Notes, the July 2009 Notes, the September 2009 Notes and March 2010 Notes (as described in Note 5 to the Consolidated Financial Statements), the Company incurred certain financing costs, including the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through the earliest maturity date using the effective interest method. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated.  The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes option-pricing model.

Net Loss Per Common Share

Net loss per common share for the three months ended March 31, 2010 and 2009, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for both periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. At March 31, 2010 and 2009, respectively, the potentially dilutive securities include 6,421 million and 42 million shares, respectively, reserved for the conversion of convertible notes, convertible preferred stock, issuance and vesting of RSUs, the exercise of outstanding warrants and the shares issuable upon the exercise of purchase rights of our noteholders.

3.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$24	$24
Finished goods	42	57
	$66	$81

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

4.	Office Lease Settlement Obligation

On April 5, 2010, the Company, entered into an Amendment of its Lease Agreement with The Connell Company, a corporation based in New Jersey, whereby the Company extended its lease of office space in Berkeley Heights, New Jersey for an additional five years until August 31, 2015. In addition, the Amendment extends the payment of approximately $2.0 million owed by the Company to Connell that had been due on January 1, 2011, to the earlier of 1) August 31, 2015, 2) the date that the company receives an up-front cash payment totaling at least $15.0 million from a business development deal or 3) the date which is 6 months after the date that the Company receives approval from the U.S. Food and Drug Administration (“FDA”) for either Genasense® or tesetaxel.

5.	Convertible Notes and Warrants

On March 9, 2010, the Company issued $25 million of units (the “2010 Units”), each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note (the “B Notes”), (ii) 40% of a senior unsecured convertible note (the “C Notes”) and (iii) 20% of a senior secured convertible note (the “D Notes”).  In connection with the sale of the 2010 Units, the Company also issued warrants (the “Debt Warrants”) to purchase senior unsecured convertible notes (the “E Notes”) in an amount equal to 40% of the purchase price paid for each such 2010 Unit. The Company had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million in principal amount of the D Notes. On March 17, 2010 and March 22, 2010, three investors who had participated in the Company’s April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes (the “F Notes”) of $0.9 million. The notes in these transactions, or the March 2010 Notes, bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes to the holder, and are convertible into shares of Genta common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal.

The Company also extended the maturity date of the outstanding 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants to purchase the same number of shares of the Company’s Common Stock issuable upon conversion of such 2008 Notes.

There are currently not enough shares of Common Stock authorized under the Company’s certificate of incorporation to cover the shares underlying all of the March 2010 Notes. The Company accounted for the conversion options embedded in the March 2010 Notes in accordance with “Accounting for Derivative Instruments and Hedging Activities”, FASB ASC 815-10, and “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (FASB ASC 815-40). FASB ASC 815-10 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the notes should be classified as a liability measured at fair value on the balance sheet. In this case, the holder of each March 2010 Note has the right to require the Company to repay 100% of the outstanding principal and accrued interest on each note in cash on the second anniversary of the closing date of the March 2010 financing.

In accordance with FASB ASC 815-40, when there are insufficient authorized shares to permit exercise of all of the issued convertible notes, the debt warrants and warrants, the conversion obligation for the notes and the warrant obligations will be classified as liabilities and measured at fair value on the balance sheet. The conversion feature liabilities and the warrant liabilities will be accounted for using mark-to-market accounting at each reporting date until all the criteria for permanent equity have been met.

On March 9, 2010, in connection with the $25 million financing, the convertible features of the Notes were recorded as derivative liabilities of $263.5 million, resulting in an expense of $238.5 million. The Company recorded an initial discount of $25.0 million, equal to the face value of the Notes, which will be amortized over the life of the Notes. Similarly, on March 17, 2010, and March 22, 2010, in connection with the $0.9 million transactions, the convertible features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.5 million. The Company recorded an initial discount of $0.9 million equal to the face value of the F Notes, which will be amortized over the life of the note. The Company will amortize the resultant debt discount over the term of the notes through their maturity dates.

On March 31, 2010, based on the revised fair-market valuation of the conversion feature liability related to the $25 million transaction, the liability was valued at $119.0 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $94.0 million. Similarly, based on the revised fair-market valuation of the conversion feature liability related to the $0.9 million F note transactions, the conversion feature liability was valued at $4.2 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $3.3 million.

The conversion feature liability for the $25 million transaction was valued at March 9, 2010 and March 31, 2010 using the Black-Scholes valuation model with the following assumptions:

	March 31, 2010	March 9, 2010
Price of share of Genta common stock	$0.048	$0.106
Volatility	268%	266%
Risk-free interest rate	1.60%	1.43%
Remaining contractual lives	2.9	3.0

The conversion feature liability for the $0.9 million transactions was valued at March 17 and March 22, 2010 and March 31, 2010 using the Black-Scholes valuation model with the following assumptions:

	March 31, 2010	March 17/22, 2010
Price of share of Genta common stock	$0.048	$0.062
Volatility	268%	267%
Risk-free interest rate	1.47%	1.47%
Remaining contractual lives	2.9	3.0

The Company recorded the debt warrant liability at a fair value of $105.6 million on March 9, 2010, based upon a Black-Scholes calculation. The debt warrant liability will be marked-to-market and charged/credited to expense in a manner similar to the conversion feature at each reporting date until all the criteria for permanent equity have been met. At March 31, 2010, based on the revised fair-market valuation of the warrant liability of $47.7 million, the liability was reduced by $57.9 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $47.7 million.

The debt warrant liability was valued at March 9, 2010 and March 31, 2010 using the Black-Scholes valuation model with the following assumptions:

	March 31, 2010	March 9, 2010
Price of share of Genta common stock	$0.048	$0.106
Volatility	228%	225%
Risk-free interest rate	2.35%	2.15%
Remaining contractual lives	4.5	4.6

The Company recorded the fair value of the three-year warrants issued to extend the maturity of the 2008 Notes as $19.5 million on March 9, 2010, based upon a Black-Scholes calculation. The warrant liability will be marked-to-market and charged/credited to expense in a manner similar to the conversion feature liability at each reporting date until all criteria for permanent equity have been met. At March 31, 2010, based on the revised fair-market valuation of the warrant liability of $8.8 million, the liability was reduced by $10.7 million, resulting in a net expense on the Consolidated Statement of Operations for the first quarter of 2010 of $8.8 million. The warrant liability was valued at March 9, 2010 and March 31, 2010 using the Black-Scholes valuation model with the same assumptions used for the valuation of the conversion feature liability of the March 2010 Notes.

On June 9, 2008, the Company placed $20 million of the 2008 Notes with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 2,000 shares of common stock for every $1,000.00 of principal, (adjusted for the reverse stock split effected on June 26, 2009). As a consequence of the April 2009 Note financing, the conversion rate was reset to 10,000 shares of common stock for every $1,000.00 of principal. As a result of the March 2010 financing, (see above), the conversion rate for the 2008 Notes that were convertible into shares of common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $1.9 million face value of the 2008 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the 2008 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the 2008 Notes.

From January 1, 2010 through March 31, 2010, holders of the 2008 Notes voluntarily converted approximately $92 thousand, resulting in an issuance of 9.2 million shares of common stock. At March 31, 2010, approximately $1.8 million of the 2008 Notes were outstanding.

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

In connection with the placement of the 2008 Notes, the Company issued a warrant to its private placement agent to purchase 800,000 shares of common stock at an exercise price of $1.00 per share and incurred a financing fee of $1.2 million. The financing fees and the initial value of the warrant are being amortized over the term of the convertible notes. At March 31, 2010 and December 31, 2009, the unamortized balances of the financing fee were $0.1 million and $0.1 million, respectively, and the warrants were $0.3 million and $0.7 million, respectively.

On April 2, 2009, the Company issued approximately $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase up to approximately $13.3 million of additional notes with similar terms. As a result of the March 2010 financing, the conversion rate for the April 2009 Notes that were convertible into shares of common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $4.3 million face value of the April 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the April 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the April 2009 Notes.

From January 1, 2010 through March 31, 2010, holders of the April 2009 Notes voluntarily converted approximately $1.4 million, resulting in an issuance of 105.8 million shares of common stock.  At March 31, 2010, approximately $3.3 million of the April 2009 Notes were outstanding.

In connection with the placement of the April 2009 Notes, the Company issued a warrant to its private placement agent to purchase 3.6 million shares of common stock at an exercise price of $0.50 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrant are being amortized over the term of the convertible notes. At March 31, 2010 and December 31, 2009, the unamortized balances of the financing fee were $0.4 million and $0.5 million, respectively, and the warrants were $2.2 million and $3.0 million, respectively.

On July 7, 2009, the Company issued $3 million of July 2009 Notes, common stock and July 2009 warrants. The July 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding. As a result of the March 2010 financing, the conversion rate for the July 2009 Notes that were convertible into shares of common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $0.7 million face value of the July 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the July 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the July 2009 Notes.

From January 1, 2010 through March 31, 2010, holders of the July 2009 Notes voluntarily converted approximately $0.1 million, resulting in an issuance of 3.0 million shares of common stock.  At March 31, 2010, approximately $0.7 million of the July 2009 Notes were outstanding.

In connection with the placement of the July 2009 Notes, the Company issued a warrant to its private placement agent to purchase 1.8 million shares of common stock at an exercise price of $1.00 per share and incurred financing fees of $0.1 million. The financing fees and the initial value of the warrant are being amortized over the term of the convertible notes. At March 31, 2010 and December 31, 2009, the unamortized balances of the warrants were $0.1 million and $0.2 million, respectively.

On September 4, 2009, the Company issued $7 million of additional July 2009 Notes, common stock and July 2009 Warrants. Also on September 4, 2009, the Company issued $3 million of September 2009 Notes, common stock and September 2009 Warrants to certain accredited institutional investors. The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal amount outstanding. As a result of the March 2010 financing, the conversion rate for the September 2009 Notes and the July 2009 Notes that were issued in September, that were convertible into shares of common stock at a conversion rate of 10,000 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 100,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $6.8 million face value of the September 2009 and July 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the September 2009 and July 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the September 2009 and July 2009 Notes.

From January 1, 2010 through March 31, 2010, holders of the September 2009 Notes and July 2009 Notes issued September 4, 2009, voluntarily converted approximately $0.9 million, resulting in an issuance of 53.8 million shares of common stock.  At March 31, 2010, approximately $6.3 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

In connection with the placement of the September 2009 Notes and July 2009 Notes on September 4, 2009, the Company issued warrants to its private placement agent to purchase 6.0 million shares of common stock at an exercise price of $1.00 per share and incurred financing fees of $0.6 million. The financing fees and the value of the warrants of $2.2 million are being amortized over the term of the convertible notes. At March 31, 2010 and December 31, 2009, the unamortized balances of the financing fee were $0.4 million and $0.5 million, respectively, and the warrants were $1.6 million and $1.9 million, respectively.

The Company is in compliance with all debt-related covenants at March 31, 2010.

6.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”) and implemented an Equity Award Exchange Offer Program for non-employee Directors, whereby each eligible non-employee Director exchanged their outstanding stock options that had been granted under the Company’s 1998 Non-Employee Directors’ Plan, as amended, and were granted restricted stock units (“RSUs”) under the 2009 Plan. The Company also implemented an Equity Award Exchange Offer Program for all U.S. employees, whereby each employee exchanged their outstanding stock options that had been granted under the Company’s 1998 Stock Incentive Plan, as amended (“1998 Plan”), for new replacement RSUs under the 2009 Plan. The RSU’s vest in accordance with the terms set forth in the 2009 Stock Incentive Plan, Approximately 75% of the total awards granted as new replacement RSUs vest over time between the date of issuance and August 31, 2012 and the remaining 25% vest based on certain performance conditions.  The surrender of the options was accounted for as a modification of an award. The Company determined the compensation cost of the modification as the difference in the fair value of the options immediately before the modification and the fair value of the RSUs immediately after the modification. The incremental cost for awards that were not vested as of the modification date are being expensed over the remaining vesting period of the RSUs.

The following table summarizes the RSU activity under the 2009 Plan for the three months ended March 31, 2010:
Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2010	44,403	$0.395
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding nonvested RSUs at March 31, 2010	44,403	$0.395

Based on the closing price of Genta common stock of $0.048 per share on March 31, 2010, the fair value of the nonvested RSUs at March 31, 2010 is $2.1 million. As of March 31, 2010, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 0.9 years.

Share-based compensation expense recognized for the three months ended March 31, 2010 and 2009, respectively, was comprised as follows:
	Three months ended March 31
($ thousands, except per share data)	2010	2009

Research and development expenses	$653	$20
Selling, general and administrative	1,949	52
Total share-based compensation expense	$2,602	$72
Share-based compensation expense, per basic and diluted common share	$0.01	$0.00

7.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, the Board of Directors and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the Company’s motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. We are currently awaiting a decision from the Appellate Division on this matter.  At this time, the Company cannot estimate when the Appellate Division will rule on the appeal. The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.

In November 2008, a complaint against the Company and its transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that the Company and its transfer agent caused or contributed to losses suffered by the stockholder. On July 20, 2009, the stockholder moved for summary judgment. The summary judgment motion was fully briefed, and oral argument was heard on December 3, 2009. The Court has not yet ruled on the motion. The Company denies the allegations of this complaint and intends to vigorously defend this lawsuit.

8.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the three months ended March 31, 2010 and 2009, respectively. On January 4, 2010, the Company issued $187 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On January 7, 2010, the Company issued $30 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On March 2, 2010, the Company issued $163 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On March 9, 2010 the Company issued $67 thousand in 2008 Notes in lieu of interest due on its 2008 Notes. On March 9, 2010, the Company issued approximately $386 thousand of 2008 Notes in lieu of interest due on its 2008 Notes.

From January 1, 2010 through March 31, 2010, holders of the Company’s convertible notes voluntarily converted approximately $2.5 million, resulting in an issuance of 171.9 million shares of common stock.

9.	Subsequent Events

On April 9, 2010, an investor who had participated in the Company’s April 2009 financing, exercised his rights to acquire F Notes of $0.1 million.

From April 1, 2010 through May 13, 2010, holders of convertible notes have voluntarily converted approximately $3.9 million of their notes, resulting in an issuance of 389.5 million shares of common stock.

On May 5, 2010, a holder of a Debt Warrant of $1.0 million exercised his warrant using a cashless exercise procedure and received an E Note for $0.9 million. On May 10, 2010, a holder of a Debt Warrant of $0.3 million exercised his warrant using a cashless exercise procedure and received an E Note for $0.2 million.

Similar to the accounting treatment of the March 2010 Notes, the Company recorded a debt discount (beneficial conversion) relating to the conversion feature of the E Notes in the amount of $1.1 million. The aggregate intrinsic value of the difference between the market price of a share of the Company’s stock on May 5, 2010 and May 10, 2010 and the conversion price of the notes was in excess of the face value of the E Notes of $1.1 million, and thus, a full debt discount was recorded in an amount equal to the face value of the notes. The Company will amortize the resultant debt discount over the term of the notes through their maturity date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);
•	the safety and efficacy of the Company’s products;
•	the commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
•	the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;
•	the adequacy of the Company’s patents and proprietary rights;
•	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation; and
•	the other risks described under “Risk Factors”.

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

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. Our research portfolio consists of two major programs: “DNA/RNA Medicines” (which includes our lead oncology drug, Genasense®); and “Small Molecules” (which includes our marketed product, Ganite®, and tesetaxel and oral gallium-containing compounds). We have had recurring annual operating losses since inception, and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization. Additionally, we expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. From our inception to March 31, 2010, we have incurred a cumulative net deficit of $1,197.0 million. We have experienced significant quarterly fluctuations in operating results, and we expect that these fluctuations in revenues, expenses and losses will continue.

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

The design of AGENDA was based on data obtained from a similarly designed Phase 3 trial that was published in 2006. Results from this antecedent study showed that treatment with Genasense® plus dacarbazine compared with dacarbazine alone was associated with a statistically significant increase in overall response, complete response, durable response and PFS. However, the primary endpoint of overall survival approached but did not quite reach statistical significance (P=0.077) in the entire “intent-to-treat” population. Our further analysis of this trial showed that there was a significant treatment interaction effect related to levels of a blood enzyme known as LDH. When this effect was analyzed by treatment arm, survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal for this lab value. LDH had also been previously described by others as the single most important prognostic factor in advanced melanoma. Thus, the AGENDA trial sought to confirm the observations that were previously observed in the antecedent trial in a biomarker-defined patient population.

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

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company Ltd. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients. At the time we obtained the license, tesetaxel was on “clinical hold” by FDA due to the occurrence of several fatalities in the setting of severe neutropenia. In the second quarter of 2008, we filed a response to the FDA requesting a lift of the clinical hold, which was granted in June 2008. In January 2009, we initiated a new clinical trial with tesetaxel to examine the clinical pharmacology of the drug over a narrow dosing range around the established Phase 2 dose. That trial has now been completed and its results have been accepted for presentation at the June 2010 annual meeting of the American Society of Clinical Oncology (ASCO).

We plan to initiate several new clinical trials with tesetaxel during 2010. In February, we initiated treatment of the first subject in a new Phase 2 trial of tesetaxel in advanced melanoma. The study will examine the effects of tesetaxel in patients with advanced melanoma who have developed progressive disease after treatment with a single first-line regimen. Endpoints of the study include response rate, durable response, disease control, PFS and safety. The study was initiated at M.D. Anderson Cancer Center in Houston, TX, which has been the lead center for Genta’s last two clinical trials in melanoma that together have enrolled approximately 1,100 patients.

In March 2010, we initiated a confirmatory Phase 2b trial of tesetaxel in patients with advanced gastric cancer. The trial is currently open to enrollment at Northwestern University, Chicago, IL, which will be joined by M.D. Anderson Cancer Center in Houston, TX and several additional sites. The new trial is designed to confirm the efficacy results observed in a preliminary Phase 2a study of tesetaxel as second-line treatment of patients with advanced gastric cancer and will enroll patients who have progressed on a single first-line chemotherapy regimen. Endpoints of the new Phase 2b study include response rate, durable response, disease control, PFS and safety.

The FDA has granted the Company’s request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a NDA on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by FDA at the time of submission.

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

In April 2010, we announced the presentation of initial results from the first human use of a gallium-containing compound to treat serious infection.  In a patient with cystic fibrosis and a highly resistant lung infection, who has been treated over a 2-year period, high concentrations of gallium were achieved in sputum. Moreover, sputum concentrations were higher than simultaneous concentrations in blood and continued to rise even after treatment had been stopped. Measured concentrations in sputum equaled or exceeded concentrations that have been reported lethal to bacteria in laboratory tests. The data were presented at the annual meeting of the American Association of Cancer Research in Washington, D.C. in April 2010.

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

($ thousands)	2010	2009

Product sales – net	$34	$62
Cost of goods sold	12	-
Gross margin	22	62

Operating expenses:
Research and development	2,443	2,298
Selling, general and administrative	3,773	2,172
Total operating expenses	6,216	4,470

Other (expense)/income:
Interest and other income	8	15
Interest expense	(517)	(387)
Amortization of deferred financing costs and debt discount	(6,092)	(6,287)
Fair value – conversion feature liability	(97,297)	-
Fair value – warrant liability	(56,526)	-
Total other income/(expense), net	(160,424)	(6,659)

Net loss	$(166,618)	$(11,067)

Product sales-net

Product sales-net were $34 thousand for the three months ended March 31, 2010, compared with $62 thousand for the three months ended March 31, 2009. The unit price of Ganite® was 28% higher in the first quarter of 2010 than in the comparison period for 2009 due to a price increase. Unit sales of Ganite® declined 28% from the first quarter of 2009 to the first quarter of 2010 due to the continued absence of promotional support. Net sales declined in the first quarter of 2010 due to sales returns.

Cost of goods sold

During the first quarter of 2009, sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $2.4 million for the three months ended March 31, 2010, compared with $2.3 million for the three months ended March 31, 2009.

Research and development expenses were impacted by increased share-based compensation expense, as the amount recognized for the three months ended March 31, 2010 and 2009 was $0.7 million and $20 thousand, respectively for those employees categorized as research and development. In addition, in March 2010, we purchased drug supply for tesetaxel from Daiichi Sankyo for $0.7 million. Partially offsetting these increases were lower expenses resulting from the completion of the AGENDA clinical trial and lower payroll costs, resulting from lower headcount.

Research and development expenses incurred on the Genasense® project and tesetaxel project (including the purchased drug supply for tesetaxel) during the three months ended March 31, 2010 were approximately $0.8 million and $1.4 million, representing 31% and 58% of research and development expenses, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.8 million for the three months ended March 31, 2010, compared with $2.2 million for the three months ended March 31, 2009 as share-based compensation expense recognized for the three months ended March 31, 2010 and 2009 was $1.9 million and $52 thousand, respectively. This increase was slightly offset by lower administrative expenses.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in expense, net of $(0.5) million for the three months ended March 31, 2010, compared to $(0.4) million for the prior-year period. Interest expense on our April 2009 Notes, July 2009 Notes, September 2009 Notes and March 2010 Notes, not reflected in the prior-year period, was almost offset by reduced interest expense on our 2008 Notes as a result of a lower balance.

Amortization of deferred financing costs and debt discount

For the three months ended March 31, 2010, the amortization of deferred financing costs and debt discount for the 2008 Notes was $0.7 million, for the April 2009 Notes $2.6 million, for the July 2009 Notes $0.2 million, for the September 2009 Notes and July 2009 Notes issued in September $2.1 million, and for the March 2010 Notes $0.5 million. In the prior-year period, the $6.3 million amortization of deferred financing costs and debt discount resulted from the 2008 Notes.

Fair value – conversion feature liability

On the date that we issued the March 2010 Notes, there were an insufficient number of authorized shares of common stock in order to permit conversion of all of the March 2010 Notes. When there are insufficient authorized shares to allow for settlement of convertible financial instruments, the conversion obligation for notes should be classified as a liability and measured at fair value on the balance sheet.

On March 9, 2010, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the March 2010 Notes of $263.5 million and expensed $238.5 million, the amount that exceeded the proceeds of the $25.0 million from the closing. Similarly, on March 17, 2010, and March 22, 2010, in connection with the issuance of $0.9 million in March 2010 F Notes the convertible features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.5 million.

At March 31, 2010, based on the revised fair-market valuation of the conversion feature liabilities related to the March 2010 transactions, the liabilities were valued at $123.2 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $97.3 million.

Fair value – warrant liability

The debt warrants that were issued with the March 2010 Notes and the warrants that were issued to extend the maturity of the 2008 Notes were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The debt warrants and the warrants issued were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model and re-measured at March 31, 2010, resulting in a net expense of $56.5 million at March 31, 2010.

Net loss

Genta recorded a net loss of $166.6 million, or net loss per basic and diluted share of $(0.76) per share, for the three months ended March 31, 2010 and reported a net loss of $11.1 million, or net loss per basic and diluted share of $(0.64) per share, for the three months ended March 31, 2009. The higher net loss was virtually all due to the recognition of the conversion feature liability and warrant liabilities.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents totaling $19.6 million, compared with $1.2 million at December 31, 2009, reflecting our March 2010 financing offset by funds used in operating our company.

During the three months ended March 31, 2010, cash used in operating activities was $2.3 million compared with $4.3 million for the same period in 2009, reflecting lower expenses resulting from the completion of the AGENDA clinical trial and lower payroll expense resulting from the reduced size of our company.

On March 9, 2010, we issued $25 million of units, or 2010 Units, each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note, or B Notes, (ii) 40% of a senior unsecured convertible note, or C Notes and (iii) 20% of a senior secured convertible note, or D Notes.  In connection with the sale of the 2010 Units, we also issued warrants, or Debt Warrants, to purchase senior unsecured convertible notes, or E Notes, in an amount equal to 40% of the purchase price paid for each such 2010 Unit. We had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million in principal amount of the D Notes. On March 17, 2010 and March 22, 2010, three investors who had participated in our April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes, or F Notes, of $0.9 million. Net cash used in operating activities for the year ended December 31, 2009 was $21.5 million, which represents an average monthly outflow of $1.8 million. We expect that our average monthly outflow will be $1.2 million during 2010. Given our current cash and cash equivalent balances and our current forecast of expenses, we believe we have sufficient working capital to fund our current planned operations for at least the next 12 months from the end of the period covered by this report.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2010. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

PART II

Item 1. Legal Proceedings

In September 2008, several of our stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08.  The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors, and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division.  On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009.  The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. We are currently awaiting a decision from the Appellate Division on this matter.  At this time, we cannot estimate when the Appellate Division will rule on the appeal. The plaintiffs’ reply brief was filed on March 15, 2010. We intend to continue our vigorous defense of this matter.

In November 2008, a complaint against our Company and our transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that our Company and our transfer agent caused or contributed to losses suffered by the stockholder. On July 20, 2009, the stockholder moved for summary judgment. The summary judgment motion was fully briefed, and oral argument was heard on December 3, 2009. The Court has not yet ruled on the motion. Our Company denies the allegations of this complaint and intends to vigorously defend this lawsuit.

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2009 before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

On March 9, 2010, we closed on a financing transaction whereby we issued $25 million of units, or  2010 Units, each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note, or B Notes, (ii) 40% of a senior unsecured convertible note, or C Notes and (iii) 20% of a senior secured convertible note, or D Notes. In connection with the sale of the 2010 Units, we also issued warrants, or Debt Warrants to purchase senior unsecured convertible notes, or E Notes in an amount equal to 40% of the purchase price paid for each such 2010 Unit. In order to commercialize our products, seek new product candidates and continue our research and development programs, we will need to raise additional funds in the future until we are able to commercialize our products and maintain profits. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt and equity financing. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators. If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline. Any debt financing may result in restrictions on our spending.

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

Overall survival, the other co-primary endpoint in AGENDA, is too early to evaluate, as prospectively specified.  An analysis for futility, which was defined as greater than 50% conditional power to observe a statistically significant benefit of Genasense® (P < 0.05) under the prospectively specified hazard ratio of 0.69, was conducted for the co-primary endpoint of overall survival.  AGENDA passed this futility analysis, and an Independent Data Monitoring Committee has recommended that the trial continue to completion for the determination of the overall survival endpoint. The safety profile of Genasense® in AGENDA was consistent with prior studies. We currently intend to continue the AGENDA trial in order to determine whether the addition of Genasense® to dacarbazine is associated with a statistically significant increase in overall survival.  If that association is demonstrated, we currently expect that Genta would submit regulatory applications for the marketing approval of Genasense® on a worldwide basis.

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

We have a significant amount of debt.  As of March 31, 2010, we had a face amount of debt outstanding of $37.9 million, consisting of the face value of 2008 Notes of $1.8 million, the face value of April 2009 Notes of $3.2 million, the face value of July 2009 Notes issued in July 2009 of $0.7 million, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $6.3 million and March 2010 Notes of $25.9 million.

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

Future adjustments to the conversion prices of our convertible notes may result in further dilution of our stockholders' ownership upon conversion of such notes.

 Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices.  If on the later of (A) the date that is seven months after the March 2010 Financing and (B) the eleventh trading day following the effective date of the reverse stock split required under the March 2010 Purchase Agreement, or the October Adjustment Date,) the volume weighted closing price of our common stock for the 10 consecutive trading day period ending on the last trading day prior to the October Adjustment Date, or the 10-Day October VWCP, is less than $0.10 (as adjusted for any stock splits, combinations, recapitalizations or the like), the conversion price for the B Notes, E Notes and F Notes, as applicable, shall be reduced to a price equal to 10% of the 10-Day October VWCP. The adjustment of the conversion price of the B Notes, E Notes and F Notes in October would also result in the adjustment of the Company’s other convertible notes pursuant to the anti-dilution provisions of such notes.  Also, if on the last trading day prior to December 31, 2010, or the December Adjustment Date, the volume weighted closing price of our common stock for the 10 consecutive trading day period ending on the last trading day prior to the December Adjustment Date, or the 10-Day December VWCP, is less than $0.10 (as adjusted for any stock splits, combinations, recapitalizations or the like), the conversion price for the  D Notes shall be reduced to a price equal to 10% of the 10-Day December VWCP. The adjustment of the conversion price of the D Notes in December would also result in the adjustment of the Company’s other convertible notes pursuant to the anti-dilution provisions of such notes.

 Additionally, the conversion rate of all of our convertible notes will be reduced if we issue additional shares of common stock or common stock equivalents for consideration that is less than the then applicable conversion price or if the conversion or exercise price of any common stock equivalent (including our convertible notes) is adjusted or modified to a price less than the then applicable conversion price.

If any of the foregoing adjustments occur, our convertible notes will be convertible into a greater number of shares and our current stockholders' ownership holdings will be further diluted upon exercise of such notes.

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

Any future financings at a price per share below the conversion price of our outstanding convertible notes would reset the conversion price of the notes and result in greater dilution of current stockholders.

We may not have the ability to repay the principal on our convertible notes when due.

Our convertible notes mature on various dates in 2011, 2012 and 2013, and bear interest payable quarterly or semi-annually at rates of 8.0%, 12.0% or 15.0% per annum. Absent additional financing, we will likely not have sufficient funds to pay the principal upon maturity or upon any acceleration thereof. If we fail to pay principal on our convertible notes when due, we will be in default under our debt agreements which could have an adverse effect on our business, financial condition and results of operations.

If our stockholders do not approve the proposal set forth in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to authorize our Board of Directors to effect a reverse split in any ratio up to 1- for-100, we will be required to pay damages to holders of the 2010 Notes.

The March 2010 Purchase Agreement requires that we effect a reverse stock split of our Common Stock prior to September 17, 2010. There are currently not enough shares of our Common Stock authorized under our certificate of incorporation to cover the shares underlying the 2010 Notes and debt warrants.

Our 2010 Annual Meeting of Stockholders will be held on June 15, 2010. We have recommended to our stockholders that they approve the proposal to authorize our Board of Directors to effect a reverse split in any ratio up to 1-for-100.

If such reverse stock split is not effected on or prior to September 17, 2010, we will be obligated to pay each investor who is a signatory to the March 2010 Purchase Agreement a cash payment equal to 0.75% of the principal amount of all B Notes and C Notes purchased by such investor for each day from September 18, 2010 until the reverse stock split is effected; provided, however, that we are not obligated to make any such payments in excess of 100% of the principal amount of the B Notes and C Notes purchased by the investors in the March 2010 Financing.

We have relied on and continue to rely on our contractual collaborative arrangements with research institutions and corporate partners for development and commercialization of our products. Our business could suffer if we are not able to enter into suitable arrangements, maintain existing relationships or if our collaborative arrangements are not successful in developing and commercializing products.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to March 31, 2010, we have incurred a cumulative net deficit of $1,197.0 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMEA for commercial sale in one or more indications.

Our business depends heavily on a small number of products.

We currently market and sell one product, Ganite®, and the principal patent covering its use for the approved indication expired in April 2005. If Genasense® is not approved, if approval is significantly delayed, or if in the event of approval, the product is commercially unsuccessful, then we do not expect significant sales of other products to offset this loss of potential revenue.

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

We hold numerous U.S., foreign and international patents covering various aspects of our technology, which include novel compositions of matter, methods of large-scale synthesis, methods of controlling gene expression and methods of treating disease. In the future, however, we may not be successful in obtaining additional patents despite pending or future applications. Moreover, our current and future patents may not be sufficient to protect us against competitors who use similar technology. Additionally, our patents, the patents of our business partners and the patents for which we have obtained licensing rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under our patents may not be broad enough to cover commercially valuable drugs or processes, and therefore, may not provide us with sufficient competitive advantage with respect thereto.

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

Tesetaxel, its potential uses, composition and methods of manufacturing are covered under a variety of patents licensed exclusively from Daiichi Sankyo, Inc.  We believe that composition-of-matter claims on tesetaxel extend to at least 2020 in the U.S. and Europe and to 2022 in Japan. A number of other patents have been filed worldwide for this compound.

The principal patent covering the use of Ganite® for its approved indication expired in April 2005.

Genta’s patent portfolio includes approximately 65 granted patents and 66 pending applications in the U.S. and foreign countries. We endeavor to seek appropriate U.S. and foreign patent protection on our oligonucleotide technology.

We have licensed 10 U.S. patents relating to the composition of Genasense®. We acquired exclusive rights from the University of Pennsylvania to antisense oligonucleotides directed against the Bcl-2 mRNA, as well as methods of their use for the treatment of cancer. The claims of the University of Pennsylvania patents cover our proprietary antisense oligonucleotide molecules, which target the Bcl-2 mRNA, including Genasense®, and methods of using them. Related U.S. and corresponding foreign patent applications have been issued or are pending. The most important of these “composition of matter” patents in the U.S. expires in 2015. We believe this patent may be eligible for up to 5 years of extension under Waxman-Hatch provisions, (i.e., to 2020). We also own 5 U.S. patent applications relating to methods of using Genasense® expected to expire in 2020 and 2026, with approximately 50 corresponding foreign patent applications and granted patents.

We have also licensed certain rights from the U.S. NIH that cover phosphorothioate antisense oligonucleotides. This patent will expire in 2010, and the Company does not expect to owe royalty payments related to this patent.

Most of our products are in early stages of development, and we may never receive regulatory approval for these products.

We have devoted considerable resources to the development of potential antisense pharmaceutical products such as Genasense®, based upon oligonucleotide technology. Genasense® is our only antisense product to have been tested in humans. Tesetaxel has completed several clinical Phase 2a studies, and we plan to conduct additional clinical studies with the drug. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our products obsolete or noncompetitive. Similar types of limitations apply to all our product candidates.

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

In November 2008, a complaint against us and our transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that we and our transfer agent caused or contributed to losses suffered by the stockholder. On July 20, 2009, the stockholder moved for summary judgment. The summary judgment motion was fully briefed, and oral argument was heard on December 3, 2009. The Court has not yet ruled on the motion. We deny the allegations of the complaint and intend to vigorously defend this lawsuit.

In September 2008, several of our stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08.  The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors, and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division.  On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009.  The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. We are currently awaiting a decision from the Appellate Division on this matter. At this time, we cannot estimate when the Appellate Division will rule on the appeal. We intend to continue our vigorous defense of this matter.

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

At March 31, 2010, we had 364.8 million shares of common stock outstanding and 6,421.1 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, the issuance and vesting of outstanding restricted stock units and shares issuable upon the exercise of purchase rights of our noteholders. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on Current Reports on Forms 8-K filed by the Company on March 10, 2010 and March 23, 2010, the Company has issued unregistered equity securities.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5.    Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
4.1	Form of Senior Unsecured Convertible Note (“B Note”), (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.2	Form of Senior Unsecured Convertible Note (“C Note”), (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.3	Form of Senior Secured Convertible Note (“D Note”), (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.4	Form of Senior Unsecured Convertible Note (“E Note”), (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.5	Form of Senior Unsecured Convertible Note (“F Note”), (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.6	Form of Common Stock Purchase Warrant, (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.7	Form of Senior Unsecured Convertible Promissory Note Purchase Warrant, (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
10.1
Form of Securities Purchase Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).

10.2
Form of Note Conversion and Amendment Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).

10.3
Form of Security Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).

10.4	Amendment of Lease, dated March 16, 2010 by and between the Connell Company and the Company (filed herewith).
10.5
Form of Amended and Restated Note Conversion and Amendment Agreement, dated April 19, 2010, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 20, 2010).

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

Genta Incorporated

Date: May 13, 2010
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 13, 2010
/s/ GARY SIEGEL
Gary Siegel
Vice President, Finance
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
4.1	Form of Senior Unsecured Convertible Note (“B Note”), (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.2	Form of Senior Unsecured Convertible Note (“C Note”), (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.3	Form of Senior Secured Convertible Note (“D Note”), (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.4	Form of Senior Unsecured Convertible Note (“E Note”), (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.5	Form of Senior Unsecured Convertible Note (“F Note”), (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.6	Form of Common Stock Purchase Warrant, (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
4.7	Form of Senior Unsecured Convertible Promissory Note Purchase Warrant, (Incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).
10.1
Form of Securities Purchase Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).

10.2
Form of Note Conversion and Amendment Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).

10.3
Form of Security Agreement, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2010).

10.4	Amendment of Lease, dated March 16, 2010 by and between the Connell Company and the Company (filed herewith).
10.5
Form of Amended and Restated Note Conversion and Amendment Agreement, dated April 19, 2010, by and among the Company and certain accredited investors set forth therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 20, 2010).

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