Form 10-Q
period 2010-06-30
GENTA INC DE/
filed 2010-08-12
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of August 10, 2010 the registrant had 8,411,284 shares of common stock outstanding.

 Genta Incorporated

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)
	June 30,
	2010	December 31,
ASSETS	(unaudited)	2009
Current assets:
Cash and cash equivalents	$15,635	$1,216
Accounts receivable - net of allowances of $17 at June 30, 2010
and $23 at December 31, 2009, respectively	2	2
Receivable on sale of New Jersey tax losses	-	2,873
Inventory (Note 4)	51	81
Prepaid expenses and other current assets	525	971

Total current assets	16,213	5,143

Property and equipment, net	179	205
Deferred financing costs on sale of convertible notes, warrants and common stock (Note 6)	2,723	6,881
Restricted cash account	5,002	-
Total assets	$24,117	$12,229

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$6,394	$8,829
Convertible notes due June 9, 2010, $1,787 outstanding, net of
debt discount of ($115) at December 31, 2009 (Note 6)	-	1,672
Total current liabilities	6,394	10,501

Long-term liabilities
Office lease settlement obligation (Note 5)	1,962	1,979
Convertible notes due June 9, 2011, $1,821 outstanding, net of
debt discount of ($1,317) (Note 6)	504	-
Convertible notes due April 2, 2012, $510 outstanding, net of
debt discount of ($389) (Note 6)	121	1,302
Convertible notes due July 7, 2011, $626 outstanding, net of
debt discount of ($471) (Note 6)	155	181
Convertible notes due September 4, 2011, $4,682 outstanding, net of
debt discount of ($3,696) (Note 6)	986	1,128
Convertible notes due March 9, 2013, $27,084 outstanding, net of
debt discount of ($24,359) (Note 6)	2,725	-
Conversion feature liability (Note 6)	96,418	-
Warrant liability (Note 6)	42,301	-
Total long-term liabilities	145,172	4,590

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value;
8 shares issued and outstanding, liquidation value of $385
at June 30, 2010 and December 31, 2009, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value;
0 shares issued and outstanding at June 30, 2010
and December 31, 2009, respectively	-	-
Common stock, $.001 par value; 6,000,000 and 6,000,000 shares authorized,
8,092 and 1,928 shares issued and outstanding at June 30, 2010
and December 31, 2009, respectively (Note 1)	8	2
Additional paid-in capital	1,044,145	1,027,563
Accumulated deficit	(1,171,602)	(1,030,427)
Total stockholders' deficit	(127,449)	(2,862)
Total liabilities and stockholders' deficit	$24,117	$12,229

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Product sales - net	$76	$69	$110	$131
Cost of goods sold	15	1	27	1
Gross margin	61	68	83	130

Operating expenses:
Research and development	2,417	3,674	4,860	5,972
Selling, general and administrative	1,833	1,968	5,606	4,140
Total operating expenses	4,250	5,642	10,466	10,112

Other income/(expense):
Interest income and other income, net	27	1	35	16
Interest expense	(966)	(189)	(1,483)	(576)
Amortization of deferred financing costs and debt discount (Note 6)	(10,513)	(10,625)	(16,605)	(16,912)
Fair value - conversion feature liability (Note 6)	26,859	(19,040)	(70,438)	(19,040)
Fair value - warrant liability (Note 6)	14,225	(7,655)	(42,301)	(7,655)
Total other income/(expense)	29,632	(37,508)	(130,792)	(44,167)
Net income/(loss)	$25,443	$(43,082)	$(141,175)	$(54,149)

Net income/(loss) per basic share (Note 8)	$3.66	$(62.56)	$(30.84)	$(124.27)
Net income/(loss) per diluted share (Note 8)	$0.42	$(62.56)	$(30.84)	$(124.27)

Shares used in computing net income/(loss) per basic share (Note 8)	6,948	689	4,577	436
Shares used in computing net income/(loss) per diluted share (Note 8)	62,362	689	4,577	436

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009

Operating activities:
Net loss	$(141,175)	$(54,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	80
Amortization of deferred financing costs and debt discount (Note 6)	16,605	16,912
Share-based compensation (Note 7)	3,306	107
Change in fair value - conversion feature liability (Note 6)	70,438	19,040
Change in fair value - warrant liability (Note 6)	42,301	7,655
Changes in operating assets and liabilities:
Accounts receivable	-	(32)
Receivable on sale of New Jersey tax losses	2,873	-
Inventory	30	2
Prepaid expenses and other current assets	447	389
Accounts payable and accrued expenses	(1,213)	545
Net cash used in operating activities	(6,316)	(9,451)
Investing activities:
Purchase of property and equipment	(47)	(51)
Interest on restricted cash	(2)	-
Net cash used in investing activities	(49)	(51)
Financing activities:
Sale of convertible notes net of financing costs (Note 6)	25,784	5,290
Deposits in restricted cash account	(5,000)	-
Net cash provided by financing activities	20,784	5,290

Increase/(decrease) in cash and cash equivalents	14,419	(4,212)
Cash and cash equivalents at beginning of period	1,216	4,908
Cash and cash equivalents at end of period	$15,635	$696

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1.	Reverse Stock Split

At the Annual Meeting of Stockholders of Genta Incorporated (“Genta” or the “Company”) held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for one hundred shares and the reverse stock split became effective on August 2, 2010. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to the reverse stock split.

2.	Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. As of June 30, 2010, the Company had an accumulated deficit of $1,171.6 million. Cash and cash equivalents as of June 30, 2010 were $15.6 million. The Company has historically financed its activities from the sale of shares of common stock, convertible notes, warrants and proceeds from partnerships with other companies.

On March 9, 2010, the Company issued $25 million of units consisting of $20 million of various senior unsecured convertible notes and $5 million of senior secured convertible notes. In connection with the sale of the units, the Company also agreed to issue warrants in an amount equal to 40% of the purchase price paid for each such unit. The Company had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million secured notes. In March 2010 and April 2010, four investors who had participated in the Company’s April 2009 financing exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes of $1.0 million. Net cash used in operating activities for the year ended December 31, 2009 was $21.5 million, which represents an average monthly net outflow of $1.8 million. The Company expects that its average monthly net outflow will be $1.2 million during 2010. Net cash used in operating activities for the six months ended June 30, 2010 was $6.3 million. Given its current cash and cash equivalent balances and current forecast of expenses, the Company believes it has sufficient working capital to fund its current planned operations for at least the next 12 months from the end of the period covered by this report.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

3.	Summary of Significant Accounting Policies

Accounting Standards Updates

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

Other Accounting Standards Updates not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In the Company’s opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009 have been made in conformity with generally accepted accounting principles. The results of operations for the three and six months ended June 30, 2010 may not be indicative of expected results of operations for the year ended December 31, 2010. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2009.

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

Restricted Cash

Restricted cash represents funds received from the March 2010 financing that have been placed in a blocked account as collateral security for the D Notes (as defined in Note 6 to the Consolidated Financial Statements). The security interest of the holders of the D Notes will be released, and restrictions on the Company’s use of the $5 million held in the blocked account will terminate if, at any time after six months and ten weeks from the closing of the transaction: (i) the Company files a Form 8-K with the United Stated Securities and Exchange Commission showing that the daily trading volume of the Company’s Common Stock, for each of the 10 trading days prior to the date on which such filing is made equals or exceeds one-tenth of the number of shares underlying the D Notes on the date such filing is made; and (ii) the daily closing price on each trading day (each such trading day, a “Test Date”) during the 10 trading day period prior to the date on which such filing is made is greater than the conversion price then in effect for the D Notes on such Test Date by an amount equal to or greater than 200% of the conversion price on such Test Date. The security interest will also be released (i) dollar for dollar upon conversion of any part of the D Notes or (ii) in its entirety upon the approval of the holders of two-thirds of the then outstanding principal amount of D Notes.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the six months ended June 30, 2010, and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

Deferred Financing Costs

In conjunction with the issuance of the 2008 Notes, the April 2009 Notes, the July 2009 Notes, the September 2009 Notes and March 2010 Notes (as described in Note 6 to the Consolidated Financial Statements), the Company incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through the earliest maturity date using the effective interest method. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated.  The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes option-pricing model.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share for the three and six months ended June 30, 2010 and 2009, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. There is no difference between the basic and diluted net loss per share for the three and six months ended June 30, 2009 and for the six months ended June 30, 2010 as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. At June 30, 2010 and 2009, respectively, the potentially dilutive securities include 55.4 million and 1.1 million shares, respectively, reserved for the conversion of convertible notes, convertible preferred stock, issuance and vesting of RSUs, the exercise of outstanding warrants and the shares issuable upon the exercise of purchase rights of our noteholders.

4.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$24	$24
Finished goods	27	57
	$51	$81

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

6.	Convertible Notes and Warrants

On March 9, 2010, the Company issued $25 million of units (the “2010 Units”), each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note (the “B Notes”), (ii) 40% of a senior unsecured convertible note (the “C Notes”) and (iii) 20% of a senior secured convertible note (the “D Notes”).  In connection with the sale of the 2010 Units, the Company also issued warrants (the “Debt Warrants”) to purchase senior unsecured convertible notes (the “E Notes”) in an amount equal to 40% of the purchase price paid for each such 2010 Unit. The Company had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million in principal amount of the D Notes. On March 17, 2010, March 22, 2010 and April 9, 2010, four investors who had participated in the Company’s April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes (the “F Notes”) of $1.0 million. On May 6, 2010 and May 10, 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, E Notes for $1.1 million. The notes in all of the above transactions, or the March 2010 Notes, bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes to the holder, and are convertible into shares of Genta common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal.

Concurrent with the issuance of the 2010 units, the Company also extended the maturity date of the outstanding 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants (“March 2010 Warrants”) to purchase the same number of shares of the Company’s Common Stock issuable upon conversion of such 2008 Notes.

Prior to the implementation of the reverse stock split, described in Note 1 to the Consolidated Financial Statements, there were not enough shares of Common Stock authorized under the Company’s certificate of incorporation to cover the shares underlying all of the March 2010 Notes. The Company accounted for the conversion options embedded in the March 2010 Notes in accordance with “Accounting for Derivative Instruments and Hedging Activities”, FASB ASC 815-10, and “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (FASB ASC 815-40). FASB ASC 815-10 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the notes should be classified as a liability measured at fair value on the balance sheet. In this case, the holder of each March 2010 Note has the right to require the Company to repay 100% of the outstanding principal and accrued interest on each note in cash on the second anniversary of the closing date of the March 2010 financing.

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

On March 9, 2010, in connection with the $25 million financing, the convertible features of the B, C and D Notes were recorded as derivative liabilities of $263.5 million, resulting in an expense of $238.5 million. The Company recorded an initial discount of $25.0 million, equal to the face value of the notes, which will be amortized over the term of the notes through their maturity date. On March 17, 2010, March 22, 2010 and April 9, 2010, in connection with the $1.0 million exercises of purchase rights/options, the convertible features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.5 million. The Company recorded an initial discount of $1.0 million, equal to the face value of the F Notes, which will be amortized over the term of the notes through their maturity date. On May 6, 2010 and May 10, 2010, in connection with the $1.1 million issuance of E Notes, the convertible features of the E Notes were recorded as a derivative liability of $7.5 million, resulting in an expense of $6.4 million. The Company recorded an initial discount of $1.1 million, equal to the face value of the E Notes, which will be amortized over the term of the notes through their maturity date.

On June 30, 2010, based on the revised fair-market valuation of the conversion feature liabilities related to the March 2010 Notes, the liabilities were valued at $96.4 million, resulting in a net expense on the Consolidated Statements of Operations for the six months ended June 30, 2010 of $70.4 million.

The conversion feature liability for the March 2010 Notes were valued at June 30, 2010 and the date of the transactions using the Black-Scholes valuation model with the following assumptions:

	June 30, 2010	May 6/10, 2010	April 9, 2010	March 17/22, 2010	March 9, 2010
Price of share of Genta common stock	$3.60	$6.44	$1.56	$6.20	$10.60
Volatility	284%	278%	272%	267%	266%
Risk-free interest rate	0.88%	1.34%	1.68%	1.47%	1.43%
Remaining contractual lives	2.7	2.8	2.9	3.0	3.0

On March 9, 2010, the Company recorded the liability for the Debt Warrants at a fair value of $105.6 million and the March 2010 Warrants at a fair value of $19.5 million, based upon a Black-Scholes valuation model. The warrant liabilities will be marked-to-market and charged/credited to expense in a manner similar to the conversion feature at each reporting date until all the criteria for permanent equity have been met. On June 30, 2010, based on the revised fair-market valuation of the warrant liabilities, the liabilities were valued at $42.3 million, resulting in a net expense on the Consolidated Statements of Operations for the six months ended June 30, 2010 of $42.3 million.

The liability for the Debt Warrants was valued at June 30, 2010 and March 9, 2010 using the Black-Scholes valuation model with the following assumptions:

	June 30, 2010	March 9, 2010
Price of share of Genta common stock	$3.60	$10.60
Volatility	236%	225%
Risk-free interest rate	1.50%	2.15%
Remaining contractual lives	4.3	4.6

The liability for the March 2010 warrants was valued at June 30, 2010 and March 9, 2010 using the Black-Scholes valuation model with the same assumptions used for the valuation of the conversion feature liability of the March 2010 Notes.

On June 9, 2008, the Company placed $20 million of the 2008 Notes with certain institutional and accredited investors. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and originally were convertible into shares of Genta common stock at a conversion rate of 20 shares of common stock for every $1,000.00 of principal, (adjusted for the reverse stock splits effected on June 26, 2009 and August 2, 2010). As a consequence of the April 2009 Note financing, the conversion rate was reset to 100 shares of common stock for every $1,000.00 of principal. As a result of the March 2010 financing, (see above), the conversion rate for the 2008 Notes that were convertible into shares of common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $1.9 million face value of the 2008 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the 2008 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the 2008 Notes.

From January 1, 2010 through June 30, 2010, holders of the 2008 Notes voluntarily converted approximately $99 thousand, resulting in an issuance of 99 thousand shares of common stock. At June 30, 2010, approximately $1.8 million of the 2008 Notes were outstanding.

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

In connection with the placement of the 2008 Notes, the Company issued a warrant to its private placement agent to purchase 8,000 shares of common stock at an exercise price of $100.00 per share and incurred a financing fee of $1.2 million. The financing fees and the initial value of the warrant are being amortized over the term of the 2008 Notes. At June 30, 2010 and December 31, 2009, the unamortized balances of the financing fee were $43 thousand and $0.1 million, respectively, and the warrants were $0.3 million and $0.7 million, respectively.

On April 2, 2009, the Company issued approximately $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal amount outstanding. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase up to approximately $13.2 million of additional notes with similar terms. As a result of the March 2010 financing, the conversion rate for the April 2009 Notes that were convertible into shares of common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $4.3 million face value of the April 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the April 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the April 2009 Notes.

From January 1, 2010 through June 30, 2010, holders of the April 2009 Notes voluntarily converted approximately $4.1 million, resulting in an issuance of 3.8 million shares of common stock.  At June 30, 2010, approximately $0.5 million of the April 2009 Notes were outstanding.

In connection with the placement of the April 2009 Notes, the Company issued a warrant to its private placement agent to purchase 36 thousand shares of common stock at an exercise price of $50.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrant are being amortized over the term of the April 2009 notes. At June 30, 2010 and December 31, 2009, the unamortized balances of the financing fee were $57 thousand and $0.5 million, respectively, and the warrants were $0.3 million and $3.0 million, respectively.

On July 7, 2009, the Company issued $3 million of July 2009 Notes, common stock and July 2009 warrants. The July 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal amount outstanding. As a result of the March 2010 financing, the conversion rate for the July 2009 Notes that were convertible into shares of common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $0.7 million face value of the July 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the July 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the July 2009 Notes.

From January 1, 2010 through June 30, 2010, holders of the July 2009 Notes voluntarily converted approximately $0.2 million, resulting in an issuance of 83 thousand shares of common stock.  At June 30, 2010, approximately $0.6 million of the July 2009 Notes were outstanding.

In connection with the placement of the July 2009 Notes, the Company issued a warrant to its private placement agent to purchase 18 thousand shares of common stock at an exercise price of $100.00 per share and incurred financing fees of $0.1 million. The financing fees and the initial value of the warrant are being amortized over the term of the July 2009 notes. At June 30, 2010 and December 31, 2009, the unamortized balances of the warrants were $0.1 million and $0.2 million, respectively.

On September 4, 2009, the Company issued $7 million of additional July 2009 Notes, common stock and July 2009 Warrants. Also on September 4, 2009, the Company issued $3 million of September 2009 Notes, common stock and September 2009 Warrants to certain accredited institutional investors. The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal amount outstanding. As a result of the March 2010 financing, the conversion rate for the September 2009 Notes and the July 2009 Notes that were issued in September, that were convertible into shares of common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $6.8 million face value of the September 2009 and July 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the September 2009 and July 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the September 2009 and July 2009 Notes.

From January 1, 2010 through June 30, 2010, holders of the September 2009 Notes and July 2009 Notes issued on September 4, 2009, voluntarily converted approximately $2.5 million, resulting in an issuance of 2.2 million shares of common stock.  At June 30, 2010, approximately $4.7 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

In connection with the placement of the September 2009 Notes and July 2009 Notes on September 4, 2009, the Company issued warrants to its private placement agent to purchase 60 thousand shares of common stock at an exercise price of $100.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrants of $2.2 million are being amortized over the term of the September 2009 and July 2009 Notes. At June 30, 2010 and December 31, 2009, the unamortized balances of the financing fee were $0.4 million and $0.5 million, respectively, and the warrants were $1.3 million and $1.9 million, respectively.

The Company is in compliance with all debt-related covenants at June 30, 2010.

7.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”) and implemented an Equity Award Exchange Offer Program for non-employee Directors, whereby each eligible non-employee Director exchanged their outstanding stock options that had been granted under the Company’s 1998 Non-Employee Directors’ Plan, as amended, and were granted restricted stock units (“RSUs”) under the 2009 Plan. The Company also implemented an Equity Award Exchange Offer Program for all U.S. employees, whereby each employee exchanged their outstanding stock options that had been granted under the Company’s 1998 Stock Incentive Plan, as amended (“1998 Plan”), for new replacement RSUs under the 2009 Plan. The RSUs vest in accordance with the terms set forth in the 2009 Stock Incentive Plan. Approximately 75% of the total awards granted as new replacement RSUs vest over time between the date of issuance and August 31, 2012 and the remaining 25% vest based on certain performance conditions.  The surrender of the options was accounted for as a modification of an award. The Company determined the compensation cost of the modification as the difference in the fair value of the options immediately before the modification and the fair value of the RSUs immediately after the modification. The incremental cost for awards that were not vested as of the modification date are being expensed over the remaining vesting period of the RSUs.

The following table summarizes the RSU activity under the 2009 Plan for the six months ended June 30, 2010:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2010	444	$39.50
Granted	-	-
Vested	(14)	$39.50
Forfeited or expired	(40)	-
Outstanding nonvested RSUs at June 30, 2010	390	$39.50

Based on the closing price of Genta common stock of $3.60 per share on June 30, 2010, the fair value of the nonvested RSUs at June 30, 2010 is $1.4 million. As of June 30, 2010, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 0.8 years.

Share-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009, respectively, was comprised as follows:

	Three months ended June 30		Six months ended June 30
($ thousands, except per share data)	2010	2009	2010	2009

Research and development expenses	$566	$11	$1,219	$31
Selling, general and administrative	138	23	2,087	75
Total share-based compensation expense	$704	$34	$3,306	$106
Share-based compensation expense, per basic and diluted common share	$0.10	$0.05	$0.72	$0.24

8.	Net Income/(Loss) per Share

The information required to compute basic and diluted net income/(loss) per share is as follows:

($ in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income/(loss)	$25,443	$(43,082)	$(141,175)	$(54,149)
Plus: income impact of assumed conversion interest on convertible debt	937	-	-	-
Net income/(loss) plus assumed conversion	$26,380	$(43,082)	$(141,175)	$(54,149)

Denominator:
Weighted average shares outstanding:
Basic	6,948	689	4,577	436
Effect of dilutive convertible notes	34,723	-	-	-
Effect of dilutive warrants/rights	20,270	-	-	-
Effect of dilutive restricted stock units and convertible preferred stock	421	-	-	-
Diluted	62,362	689	4,577	436

Net income/(loss) per share:
Basic	$3.66	$(62.56)	$(30.84)	$(124.27)
Diluted	$0.42	$(62.56)	$(30.84)	$(124.27)

9.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, the Board of Directors and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the Company’s motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. The Company is currently awaiting a decision from the Appellate Division on this matter.  At this time, the Company cannot estimate when the Appellate Division will rule on the appeal. The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.

In November 2008, a complaint against the Company and its transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that the Company and its transfer agent caused or contributed to losses suffered by the stockholder. On July 20, 2009, the stockholder moved for summary judgment. The summary judgment motion was fully briefed, and oral argument was heard on December 3, 2009. On May 18, 2010, the Court denied the stockholder's motion for summary judgment.  A preliminary conference was held on June 24, 2010 and the case is proceeding.  The Company denies the allegations of this complaint and intends to vigorously defend this lawsuit.

10.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the six months ended June 30, 2010 and 2009, respectively. On January 4, 2010, the Company issued $187 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On January 7, 2010, the Company issued $30 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On March 2, 2010, the Company issued $162 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On March 9, 2010 the Company issued $67 thousand in 2008 Notes in lieu of interest due on its 2008 Notes. On March 9, 2010, the Company issued $187 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On June 9, 2010, the Company issued approximately $66 thousand of 2008 Notes in lieu of interest due on its 2008 Notes.

From January 1, 2010 through June 30, 2010, holders of the Company’s convertible notes voluntarily converted approximately $6.9 million, resulting in an issuance of 6.1 million shares of common stock.

On May 5, 2010, a holder of a Debt Warrant of $1.0 million exercised his warrant using a cashless exercise procedure and received an E Note for $0.9 million. On May 10, 2010, a holder of a Debt Warrant of $0.3 million exercised his warrant using a cashless exercise procedure and received an E Note for $0.2 million.

11.	Subsequent Events

From July 1, 2010 through August 12, 2010, holders of convertible notes have voluntarily converted approximately $0.2 million of their notes, resulting in an issuance of 16.4 million shares of common stock.

At the Annual Meeting of Stockholders of Genta Incorporated held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for one hundred shares on July 9, 2010 and the reverse stock split became effective on August 2, 2010. The approval of the reverse stock split allows for the Company to convert all of the financial instruments issued in 2010. In the third quarter of 2010, the Company will re-measure the conversion feature liabilities of the notes issued in 2010, the Debt Warrants and the March 2010 Warrants and credit them to permanent equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approvals for its products from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMEA);
•	the safety and efficacy of the Company’s products;
•	the commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
•	the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations;
•	the adequacy of the Company’s patents and proprietary rights;
•	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation; and
•	the other risks described under “Risk Factors”.

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

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. Our research portfolio consists of two major programs: “DNA/RNA Medicines” (which includes our lead oncology drug, Genasense®); and “Small Molecules” (which includes our marketed product, Ganite®, and tesetaxel and oral gallium-containing compounds). We have had recurring annual operating losses since inception, and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization. Additionally, we expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. From our inception to June 30, 2010, we have incurred a cumulative net deficit of $1,171.6 million. We have experienced significant quarterly fluctuations in operating results, and we expect that these fluctuations in revenues, expenses and losses will continue.

Our principal goal is to secure worldwide regulatory approvals for the marketing of our products. Our lead product, Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in a number of diseases. Under our own sponsorship or in collaboration with others, we are currently conducting additional clinical trials. We are especially interested in the development, regulatory approval, and commercialization of Genasense® in at least three diseases: melanoma; chronic lymphocytic leukemia, referred to herein as CLL; and non-Hodgkin’s lymphoma, referred to herein as NHL.

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

A total of 315 patients were enrolled into AGENDA. In October 2009, we announced that AGENDA did not show a statistically significant benefit for its co-primary endpoint of PFS. Secondary endpoints of overall response rate and disease control rate (which includes complete and partial responses, plus stable disease greater than 3 months duration) also did not show a statistically significant benefit. According to the prespecified analysis plan, the statistical significance of durable response, (a secondary endpoint that measures the proportion of patients who achieved a complete or partial response that lasts greater than 6 months), was too early to evaluate. However, the observed differences in PFS, overall response, disease control and durable response all numerically favored the group that received Genasense®.

Overall survival, the other co-primary endpoint in AGENDA, was also too early to evaluate, as prospectively specified.  An analysis for futility, which was defined as greater than 50% conditional power to observe a statistically significant benefit of Genasense® under the prospectively assumed hazard ratio of 0.69, was conducted for the co-primary endpoint of overall survival.  AGENDA passed this futility analysis, and an Independent Data Monitoring Committee has recommended that the trial continue to completion for the determination of the overall survival endpoint. The safety profile of Genasense® in AGENDA was consistent with prior studies. We have indicated our intention to continue patient follow-up in the AGENDA trial to determine whether Genasense® will yield a statistically significant improvement in its co-primary endpoint of overall survival. We currently project that this information may be available in the first quarter of 2011. If the final analysis for overall survival is statistically significant, we plan to resubmit our New Drug Application (NDA) to the FDA and seek approval for treatment of patients with advanced melanoma with Genasense®. We anticipate that such a filing would take place in 2011.

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

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company Ltd. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients. At the time we obtained the license, tesetaxel was on “clinical hold” by FDA due to the occurrence of several fatalities in the setting of severe neutropenia. In the second quarter of 2008, we filed a response to the FDA requesting a lift of the clinical hold, which was granted in June 2008. In January 2009, we initiated a new clinical trial with tesetaxel to examine the clinical pharmacology of the drug over a narrow dosing range around the established Phase 2 dose. That trial was completed, and its results were presented at the June 2010 annual meeting of the American Society of Clinical Oncology (ASCO).

We plan to initiate several new clinical trials with tesetaxel during 2010. In February, we initiated treatment of the first subject in a new Phase 2 trial of tesetaxel in advanced melanoma.

In March 2010, we initiated a confirmatory Phase 2b trial of tesetaxel in patients with advanced gastric cancer. The trial is currently open to enrollment at Northwestern University, Chicago, IL, which will be joined by M.D. Anderson Cancer Center in Houston, TX and several additional sites. The new trial is designed to confirm the efficacy results observed in a preliminary Phase 2a study of tesetaxel as second-line treatment of patients with advanced gastric cancer and will enroll patients who have progressed on a single first-line chemotherapy regimen. Endpoints of the new Phase 2b study include response rate, durable response, disease control, PFS and safety. Similar types of clinical studies are planned for initiation during 2010 in patients with advanced bladder, breast and prostate cancer.

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

We have also submitted applications to FDA for designation of tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma.  Both of these designations were granted.  An Orphan Drug Application for gastric cancer has also been filed with the EMEA. We routinely file for both Fast Track and Orphan Drug designations in applicable territories and for diseases that fulfill regulatory requirements for such designation.

Our third pipeline project consists of several formulations of an oral gallium-containing compound. One of these formulations is known as G4544, which was developed in collaboration with Emisphere Technologies, Inc. We completed a single-dose Phase 1 study of an initial formulation of this new drug known as “G4544(a)”, the results of which were presented in the second quarter of 2008. We are currently contemplating whether a modified formulation, known as “G4544(b)”, or some alternative formulation will prove more clinically acceptable.

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

We are currently marketing Ganite® in the U.S., which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been low relative to original expectations in part due to our under-investment in its marketing for a small indication. Since Ganite® has now lost patent protection, we do not plan to substantially increase our investment in the drug, but we believe the product has strategic importance for our franchise of gallium-containing compounds and we currently intend for Ganite® to remain on the market. In April 2010, we announced that a trial of Ganite® had been initiated in patients with advanced cystic fibrosis, for which the Company is supplying drug at no charge to participants.  This trial is currently ongoing at the University of Washington and at the University of Iowa.

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

Results of Operations for the Three Months Ended June 30, 2010 and June 30, 2009

($ thousands)	2010	2009

Product sales – net	$76	$69
Cost of goods sold	15	1
Gross margin	61	68

Operating expenses:
Research and development	2,417	3,674
Selling, general and administrative	1,833	1,968
Total operating expenses	4,250	5,642

Other (expense)/income:
Interest and other income	27	1
Interest expense	(966)	(189)
Amortization of deferred financing costs and debt discount	(10,513)	(10,625)
Fair value – conversion feature liability	26,859	(19,040)
Fair value – warrant liability	14,225	(7,655)
Total other income/(expense), net	29,632	(37,508)

Net income/(loss)	$25,443	$(43,082)

Product sales-net

Product sales-net of Ganite® were $76 thousand for the three months ended June 30, 2010, compared with $69 thousand for the three months ended June 30, 2009. The unit price of Ganite® was 14% higher in the second quarter of 2010 than in the comparison period for 2009 due to a price increase in May 2009. Unit sales of Ganite® increased 155% from the second quarter of 2009 to the second quarter of 2010. Offsetting the increases in price and volume, net sales were negatively impacted due to a high level of sales returns.

Cost of goods sold

During the second quarter of 2009, virtually all sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $2.4 million for the three months ended June 30, 2010, compared with $3.7 million for the three months ended June 30, 2009.

Research and development expenses declined as the prior-year period included higher expenses resulting from the AGENDA clinical trial. This decrease was partially offset by an increase in share-based compensation expense, as the amount recognized for the three months ended June 30, 2010 and 2009 was $0.6 million and $11 thousand, respectively for those employees categorized as research and development.

Research and development expenses incurred on the Genasense® project and tesetaxel project during the three months ended June 30, 2010 were approximately $1.5 million and $0.6 million, representing 63% and 26% of research and development expenses, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.8 million for the three months ended June 30, 2010, compared with $2.0 million for the three months ended June 30, 2009, primarily attributable to lower administrative expenses.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in expense, net of $(0.9) million for the three months ended June 30, 2010, compared to $(0.2) million for the prior-year period, reflecting the inclusion of interest expense on our July 2009 Notes, September 2009 Notes and March 2010 Notes.

Amortization of deferred financing costs and debt discount

For the three months ended June 30, 2010, the amortization of deferred financing costs and debt discount for the 2008 Notes was $0.5 million, for the April 2009 Notes $4.9 million, for the July 2009 Notes $0.2 million, for the September 2009 Notes and July 2009 Notes issued in September 2009 $2.7 million, and for the March 2010 Notes $2.2 million. In the prior-year period, the amortization of deferred financing costs and debt discount for the 2008 Notes was $9.8 million and for the April 2009 Notes was $0.8 million.

Fair value – conversion feature liability

On March 9, 2010, we issued $25 million of units (the “2010 Units”), each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note (the “B Notes”), (ii) 40% of a senior unsecured convertible note (the “C Notes”) and (iii) 20% of a senior secured convertible note (the “D Notes”).  In connection with the sale of the 2010 Units, we also issued warrants (the “Debt Warrants”) to purchase senior unsecured convertible notes (the “E Notes”) in an amount equal to 40% of the purchase price paid for each such 2010 Unit. On March 17, 2010, March 22, 2010 and April 9, 2010, four investors who had participated in our April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes (the “F Notes”) of $1.0 million. On May 6, 2010 and May 10, 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, E Notes for $1.1 million.

On the dates that we issued the March 2010 Notes, there were an insufficient number of authorized shares of common stock in order to permit conversion of all of the March 2010 Notes. When there are insufficient authorized shares to allow for settlement of convertible financial instruments, the conversion obligation for notes should be classified as a liability and measured at fair value on the balance sheet.

On March 9, 2010, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the March 2010 Notes of $263.5 million and expensed $238.5 million, the amount that exceeded the proceeds of the $25.0 million from the closing. On March 17, 2010, March 22, 2010 and April 9, 2010 in connection with the issuance of $1.0 million in March 2010 F Notes, the convertible features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.4 million. On May 6, 2010 and May 10, 2010, in connection with the $1.1 million issuance of E Notes, the convertible features of the E notes were recorded as a derivative liability of $7.5 million, resulting in an expense of $6.4 million.

On June 30, 2010, the conversion feature liabilities related to the March 2010 transactions were re-measured at a fair value of $96.4 million, resulting in income on the Consolidated Statements of Operations for the second quarter of 2010 of $26.9 million.

In the prior-year period, in April 2009, we issued approximately $6 million of April 2009 Notes and corresponding warrants to purchase common stock. When we issued the April 2009 Notes, there were an insufficient number of authorized shares of common stock in order to permit conversion of all of the notes.

On April 2, 2009, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the April 2009 Notes of $67.8 million and expensed $61.8 million, the amount that exceeded the proceeds of the $6.0 million from the closing. On June 26, 2009, our stockholders, at a Special Meeting of Stockholders, authorized our Board of Directors to effect a reverse stock split and our Board of Directors effected a 1-for-50 reverse stock split, resulting in us having enough shares of common stock in order to permit conversion of all the April 2009 Notes. We re-measured the conversion feature liability at $25.0 million, resulting in net expense for the three months ended June 30, 2009 of $19.0 million and credited it to permanent equity.

Fair value – warrant liability

In addition to issuing the Debt Warrants we also extended the maturity date of our outstanding 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants (“March 2010 Warrants”) to purchase the same number of shares of the Company’s Common Stock issuable upon conversion of such 2008 Notes. The Debt Warrants and the March 2010 Warrants were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The Debt Warrants and the March 2010 Warrants issued were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model, re-measured at $56.5 million on March 31, 2010 and re-measured at $42.3 million on June 30, 2010, resulting in income on the Consolidated Statements of Operations for the second quarter of 2010 of $14.2 million.

In the prior-year period, the warrants that were issued with the April 2009 Notes were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued.

On April 2, 2009, using a Black-Scholes valuation model, we calculated a fair value of the warrants issued with the April 2009 Notes of $20.8 million. On June 26, 2009, the date of the 1-for-50 reverse stock split, we re-measured the warrants at $7.7 million, resulting in expense of $7.7 million, and credited them to permanent equity.

Net income/(loss)

Genta recorded net income of $25.4 million, or net income per basic share of $3.66 per share and net income per fully diluted share of $0.42 per share for the three months ended June 30, 2010 and reported a net loss of $(43.1) million, or net loss per basic and diluted share of $(62.56) per share, for the three months ended June 30, 2009.

Net income for the second quarter of 2010 compares favorably to the prior-year period primarily due to the mark-to-market income on the conversion feature liability and warrant liabilities of $41.1 million compared with the mark-to-market expense in the second quarter of 2009 of $26.7 million.

Results of Operations for the Six Months Ended June 30, 2010 and June 30, 2009

($ thousands)	2010	2009

Product sales – net	$110	$131
Cost of goods sold	27	1
Gross margin	83	130

Operating expenses:
Research and development	4,860	5,972
Selling, general and administrative	5,606	4,140
Total operating expenses	10,466	10,112

Other (expense)/income:
Interest and other income	35	16
Interest expense	(1,483)	(576)
Amortization of deferred financing costs and debt discount	(16,605)	(16,912)
Fair value – conversion feature liability	(70,438)	(19,040)
Fair value – warrant liability	(42,301)	(7,655)
Total other income/(expense), net	(130,792)	(44,167)

Net loss	$(141,175)	$(54,149)

Product sales-net

Product sales-net were $110 thousand for the six months ended June 30, 2010, compared with $131 thousand for the six months ended June 30, 2009. The unit price of Ganite® was 24% higher in the six months ended June 30, 2010 than in the comparison period for 2009 due to a price increase. Unit sales of Ganite® increased 28% from the first six months of 2009 to the first six months of 2010. Net sales were negatively impacted due to a high level of sales returns.

Cost of goods sold

During the six months ended June 30, 2009, sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $4.9 million for the six months ended June 30, 2010, compared with $6.0 million for the six months ended June 30, 2009.

Research and development expenses declined due to lower expenses resulting from the AGENDA clinical trial. Partially offsetting this decline was the impact of increased share-based compensation expense, as the amount recognized for the six months ended June 30, 2010 and 2009 was $1.2 million and $31 thousand, respectively for those employees categorized as research and development. In addition, in March 2010, we purchased drug supply for tesetaxel from Daiichi Sankyo for $0.7 million.

Research and development expenses incurred on the Genasense® project and tesetaxel project during the six months ended June 30, 2010 were approximately $2.2 million and $2.1 million, representing 47% and 42% of research and development expenses, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.6 million for the six months ended June 30, 2010, compared with $4.1 million for the six months ended June 30, 2009 as share-based compensation expense recognized for the six months ended June 30, 2010 and 2009 was $2.1 million and $0.1 million, respectively. This increase was partially offset by lower administrative expenses.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in expense, net of $(1.4) million for the six months ended June 30, 2010, compared to $(0.6) million for the prior-year period, reflecting the inclusion of interest expense on our July 2009 Notes, September 2009 Notes and March 2010 Notes.

Amortization of deferred financing costs and debt discount

For the six months ended June 30, 2010, the amortization of deferred financing costs and debt discount for the 2008 Notes was $1.1 million, for the April 2009 Notes $7.5 million, for the July 2009 Notes $0.4 million, for the September 2009 Notes and July 2009 Notes issued in September $4.8 million, and for the March 2010 Notes $2.8 million. In the prior-year period, the amortization of deferred financing costs and debt discount for the 2008 Notes was $16.1 million and for the April 2009 Notes was $0.8 million.

Fair value – conversion feature liability

On June 30, 2010, the conversion feature liabilities related to the March 2010 transactions were re-measured at a fair value of $96.4 million, resulting in net expense on the Consolidated Statements of Operations for the six months ended June 30, 2010 of $70.4 million.

In the prior-year period, the conversion feature liability of the April 2009 Notes resulted in net expense of $19.0 million for the six months ended June 30, 2009, that was subsequently credited to permanent equity.

Fair value – warrant liability

On June 30, 2010, the Debt Warrants and March 2010 Warrants were re-measured at a fair value of  $42.3 million, resulting in net expense on the Consolidated Statements of Operations for the six months ended June 30, 2010 of $42.3 million.

In the prior-year period, the warrants that were issued with the April 2009 Notes were originally valued at $20.8 million. On June 26, 2009, the date of the 1-for-50 reverse stock split, we re-measured the warrants at $7.7 million, resulting in expense of $7.7 million, and credited them to permanent equity.

Net loss

Genta recorded a net loss of $(141.2) million, or net loss per basic and diluted share of $(30.84) per share, for the six months ended June 30, 2010 and reported a net loss of $(54.1) million, or net loss per basic and diluted share of $(124.27) per share, for the six months ended June 30, 2009. The higher net loss was virtually all due to the higher expenses resulting from the re-measurement of the conversion feature liability and warrant liabilities.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents totaling $15.6 million, compared with $1.2 million at December 31, 2009, reflecting our March 2010 financings offset by funds used in operating our company.

During the six months ended June 30, 2010, cash used in operating activities was $6.3 million compared with $9.5 million for the same period in 2009, reflecting the receipt of $2.9 million in February 2010 from the sale of portions of our New Jersey net operating losses and research and development credit carryforwards and lower expenses resulting from the AGENDA clinical trial.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2010. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

In November 2008, a complaint against us and our transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that we and our transfer agent caused or contributed to losses suffered by the stockholder. On July 20, 2009, the stockholder moved for summary judgment. The summary judgment motion was fully briefed, and oral argument was heard on December 3, 2009. On May 18, 2010, the Court denied the stockholder's motion for summary judgment.  A preliminary conference was held on June 24, 2010 and the case is proceeding. We deny the allegations of this complaint and intends to vigorously defend this lawsuit.

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

We cannot assure you that our product candidates will receive FDA or EMEA approval. For example, the recent results in the Phase 3 AGENDA trial of Genasense® in advanced melanoma were not sufficient to submit a NDA in the U.S. If extended followup of the AGENDA trial shows a statistically significant benefit for patients, we may be able to submit a NDA after that result is known. However, our prior regulatory applications for Genasense® in melanoma were unsuccessful. Our NDA for Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful.

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

We have a significant amount of debt.  As of June 30, 2010, we had a face amount of debt outstanding of $34.7 million, consisting of the face value of 2008 Notes of $1.8 million, the face value of April 2009 Notes of $0.5 million, the face value of July 2009 Notes issued in July 2009 of $0.6 million, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $4.7 million and March 2010 Notes of $27.1 million.

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

 Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices.  If on the later of (A) the date that is seven months after the March 2010 Financing and (B) the eleventh trading day following the effective date of the reverse stock split required under the March 2010 Purchase Agreement, or the October Adjustment Date, the volume weighted closing price ("VWCP") of our common stock for the 10 consecutive trading day period ending on the last trading day prior to the October Adjustment Date, or the 10-Day October VWCP, is less than $10.00 (as adjusted for any stock splits, combinations, recapitalizations or the like), the conversion price for the B Notes, E Notes and F Notes, as applicable, shall be reduced to a price equal to 10% of the 10-Day October VWCP. The adjustment of the conversion price of the B Notes, E Notes and F Notes in October would also result in the adjustment of the Company’s other convertible notes pursuant to the anti-dilution provisions of such notes.  Also, if on the last trading day prior to December 31, 2010, or the December Adjustment Date, the volume weighted closing price of our common stock for the 10 consecutive trading day period ending on the last trading day prior to the December Adjustment Date, or the 10-Day December VWCP, is less than $10.00 (as adjusted for any stock splits, combinations, recapitalizations or the like), the conversion price for the  D Notes shall be reduced to a price equal to 10% of the 10-Day December VWCP. The adjustment of the conversion price of the D Notes in December would also result in the adjustment of the Company’s other convertible notes pursuant to the anti-dilution provisions of such notes.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to June 30, 2010, we have incurred a cumulative net deficit of $1,171.6 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMEA for commercial sale in one or more indications.

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

In November 2008, a complaint against us and our transfer agent, BNY Mellon Shareholder Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that we and our transfer agent caused or contributed to losses suffered by the stockholder. On July 20, 2009, the stockholder moved for summary judgment. The summary judgment motion was fully briefed, and oral argument was heard on December 3, 2009. On May 18, 2010, the Court denied the stockholder's motion for summary judgment.  A preliminary conference was held on June 24, 2010 and the case is proceeding. We deny the allegations of the complaint and intend to vigorously defend this lawsuit.

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

At June 30, 2010, we had 8.1 million shares of common stock outstanding and 55.4 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, the issuance and vesting of outstanding restricted stock units and shares issuable upon the exercise of purchase rights of our noteholders. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

None that has not been otherwise publicly disclosed previously or otherwise disclosed in this report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

At the Annual Meeting of Stockholders of Genta Incorporated held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one for one hundred shares and the reverse stock split became effective on August 2, 2010.

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

Genta Incorporated

Date: August 12, 2010	By:	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 12, 2010	By:	/s/ GARY SIEGEL
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