Form 10-Q
period 2010-09-30
GENTA INC DE/
filed 2010-11-12
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐         No ☒

As of November 11, 2010 the registrant had 110,776,005 shares of common stock outstanding.

Genta Incorporated

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)	September 30,
	2010	December 31,
ASSETS	(unaudited)	2009
Current assets:
Cash and cash equivalents	$11,681	$1,216
Accounts receivable - net of allowances of $39 at September 30, 2010 and $23 at December 31, 2009, respectively	2	2
Receivable on sale of New Jersey tax losses	-	2,873
Inventory (Note 4)	38	81
Prepaid expenses and other current assets	505	971
Total current assets	12,226	5,143

Property and equipment, net	171	205
Deferred financing costs on sale of convertible notes, warrants and common stock (Note 6)	2,013	6,881
Restricted cash account	5,005	-
Total assets	$19,415	$12,229

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,387	$8,829
Convertible notes due June 9, 2011, $1,890 outstanding, net of debt discount of ($967) at September 30, 2010 (Note 6)	923	-
Convertible notes due June 9, 2010, $1,787 outstanding, net of debt discount of ($115) at December 31, 2009 (Note 6)	-	1,672
Convertible notes due July 7, 2011, $291 outstanding, net of debt discount of ($133) at September 30, 2010 (Note 6)	158	-
Convertible notes due September 4, 2011, $3,768 outstanding, net of debt discount of ($2,132) at September 30, 2010 (Note 6)	1,636	-
Total current liabilities	8,104	10,501

Long-term liabilities:
Office lease settlement obligation (Note 5)	1,893	1,979
Convertible notes due April 2, 2012, $251 outstanding, net of debt discount of ($94) at September 30, 2010 and $4,452 outstanding, net of debt discount of ($3,150) at December 31, 2009 (Note 6)	157	1,302
Convertible notes due July 7, 2011, $751 outstanding, net of debt discount of ($570) at December 31, 2009 (Note 6)	-	181
Convertible notes due September 4, 2011, $7,000 outstanding, net of debt discount of ($5,872) at December 31, 2009 (Note 6)	-	1,128
Convertible notes due March 9, 2013, $25,949 outstanding, net of debt discount of ($19,859) at September 30, 2010 (Note 6)	6,090	-
Total long-term liabilities	8,140	4,590

Commitments and contingencies (Note 9)

Stockholders' equity/(deficit):
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at September 30, 2010 and December 31, 2009, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $.001 par value; 6,000,000 and 6,000,000 shares authorized, 12,899 and 1,928 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively (Note 1)	13	2
Additional paid-in capital	1,167,018	1,027,563
Accumulated deficit	(1,163,860)	(1,030,427)
Total stockholders' equity/(deficit)	3,171	(2,862)

Total liabilities and stockholders' equity/(deficit)	$19,415	$12,229

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Product sales - net	$82	$49	$192	$180
Cost of goods sold	13	10	40	12
Gross margin	69	39	152	168

Operating expenses:
Research and development	2,395	5,874	7,255	11,846
Selling, general and administrative	2,239	8,869	7,845	13,008
Total operating expenses	4,634	14,743	15,100	24,854

Other income/(expense):
Interest income and other income/(expense), net	12	(12)	47	4
Interest expense	(973)	(265)	(2,456)	(841)
Amortization of deferred financing costs and debt discount (Note 6)	(7,758)	(5,450)	(24,363)	(22,362)
Fair value - conversion feature liability (Note 6)	14,625	-	(55,813)	(19,040)
Fair value - warrant liability (Note 6)	6,401	-	(35,900)	(7,655)
Total other income/(expense)	12,307	(5,727)	(118,485)	(49,894)
Net income/(loss)	$7,742	$(20,431)	$(133,433)	$(74,580)

Net income/(loss) per basic share (Note 8)	$0.88	$(14.66)	$(22.29)	$(98.32)
Net income/(loss) per diluted share (Note 8)	$0.16	$(14.66)	$(22.29)	$(98.32)

Shares used in computing net income/(loss) per basic share (Note 8)	8,757	1,393	5,986	759
Shares used in computing net income/(loss) per diluted share (Note 8)	53,151	1,393	5,986	759

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009

Operating activities:
Net loss	$(133,433)	$(74,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	112
Amortization of deferred financing costs and debt discount (Note 6)	24,363	22,362
Share-based compensation (Note 7)	3,997	9,624
Change in fair value - conversion feature liability (Note 6)	55,813	19,040
Change in fair value - warrant liability (Note 6)	35,900	7,655
Changes in operating assets and liabilities:
Accounts receivable	-	1
Receivable on sale of New Jersey tax losses	2,873	-
Inventory	43	12
Prepaid expenses and other current assets	466	463
Accounts payable and accrued expenses	(370)	257
Net cash used in operating activities	(10,251)	(15,054)

Investing activities:
Purchase of property and equipment	(63)	(51)
Interest on restricted cash	(5)	-
Net cash used in investing activities	(68)	(51)

Financing activities:
Sale of convertible notes net of financing costs (Note 6)	25,784	17,580
Deposits in restricted cash account	(5,000)	-
Net cash provided by financing activities	20,784	17,580

Increase in cash and cash equivalents	10,465	2,475
Cash and cash equivalents at beginning of period	1,216	4,908
Cash and cash equivalents at end of period	$11,681	$7,383

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.	Reverse Stock Split

At the Annual Meeting of Stockholders of Genta Incorporated (“Genta” or the “Company”) held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-100 shares and the reverse stock split became effective on August 2, 2010. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to the reverse stock split.

2.	Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. As of September 30, 2010, the Company had an accumulated deficit of $1,163.9 million. Cash and cash equivalents as of September 30, 2010 were $11.7 million. The Company has historically financed its activities from the sale of shares of common stock, convertible notes, warrants and proceeds from partnerships with other companies.

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

Presently, with no further financing, the Company projects that it will run out of funds in the second quarter of 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. The Company is only able to access $5 million held in a blocked account as collateral security for the March 2010 D Notes (as defined in Note 6 of the Consolidated Financial Statements), if certain stock price and daily trading volume targets are met, as noteholders convert their March 2010 D Notes, or upon the approval of holders of 2/3 of the March 2010 D Notes. There is no guarantee that the Company will be able to access these funds. The Company currently does not have any additional financing in place. If it is unable to raise additional funds, it could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, or sell certain assets. There can be no assurance that the Company can obtain financing, if at all, on terms acceptable to it.

A special meeting of the Company’s stockholders is planned for December 29, 2010. The Company has recommended to its stockholders that they provide authorization to the Company’s Board of Directors to effect up to two reverse stock splits by December 31, 2011, with each reverse stock split in the ratio of 1-for-2 up to 1-for-100, and to approve the Company’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock to 100,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

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

Other Accounting Standards Updates not effective until after September 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In the Company’s opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 have been made in conformity with generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 2010 may not be indicative of expected results of operations for the year ended December 31, 2010. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2009.

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

Restricted Cash

Restricted cash represents funds received from the March 2010 financing that have been placed in a blocked account as collateral security for the D Notes (as defined in Note 6 to the Consolidated Financial Statements). The security interest of the holders of the D Notes will be released, and restrictions on the Company’s use of the $5 million held in the blocked account will terminate if, at any time after six months and ten weeks from the closing of the transaction: (i) the Company files a Form 8-K with the United States Securities and Exchange Commission showing that the daily trading volume of the Company’s common stock for each of the 10 trading days prior to the date on which such filing is made, equals or exceeds one-tenth of the number of shares underlying the D Notes on the date such filing is made; and (ii) the daily closing price on each trading day (each such trading day, a “Test Date”) during the 10 trading day period prior to the date on which such filing is made is greater than the conversion price then in effect for the D Notes on such Test Date by an amount equal to or greater than 200% of the conversion price on such Test Date. The security interest will also be released (i) dollar for dollar upon conversion of any part of the D Notes or (ii) in its entirety upon the approval of the holders of two-thirds of the then outstanding principal amount of D Notes.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the nine months ended September 30, 2010, and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

Net Income/(Loss) Per Common Share

Net income/(loss) per common share for the three and nine months ended September 30, 2010 and 2009, respectively, are based on the weighted average number of shares of common stock outstanding during the periods. There is no difference between the basic and diluted net loss per share for the three and nine months ended September 30, 2009 and for the nine months ended September 30, 2010 as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. At September 30, 2010 and 2009, respectively, the potentially dilutive securities include 57.4 million and 2.5 million shares, respectively, reserved for the conversion of convertible notes, convertible preferred stock, issuance and vesting of RSUs, the exercise of outstanding warrants and the shares issuable upon the exercise of purchase rights of our noteholders.

4.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$24	$24
Finished goods	14	57
	$38	$81

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

5.	Office Lease Settlement Obligation

On April 5, 2010, the Company, entered into an Amendment of its Lease Agreement with The Connell Company, a corporation based in New Jersey, whereby the Company extended its lease of office space in Berkeley Heights, New Jersey for an additional five years until August 31, 2015. In addition, the Amendment extends the payment of $1.9 million owed by the Company to Connell that had been due on January 1, 2011, to the earlier of 1) August 31, 2015, 2) the date that the company receives an up-front cash payment totaling at least $15.0 million from a business development deal or 3) the date which is 6 months after the date that the Company receives approval from the U.S. Food and Drug Administration (“FDA”) for either Genasense® or tesetaxel.

6.	Convertible Notes and Warrants

On March 9, 2010, the Company issued $25 million of units (the “2010 Units”), each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note (the “B Notes”), (ii) 40% of a senior unsecured convertible note (the “C Notes”) and (iii) 20% of a senior secured convertible note (the “D Notes”).  In connection with the sale of the 2010 Units, the Company also issued warrants (the “Debt Warrants”) to purchase senior unsecured convertible notes (the “E Notes”) in an amount equal to 40% of the purchase price paid for each such 2010 Unit. The Company had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million in principal amount of the D Notes. On March 17, 2010, March 22, 2010 and April 9, 2010, four investors who had participated in the Company’s April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes (the “F Notes”) of $1.0 million. On May 6, 2010 and May 10, 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, E Notes for $1.1 million. The notes in all of the above transactions, (“the March 2010 Notes”), bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes to the holder, and as of September 30, 2010 were convertible into shares of Genta common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal.

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

From March 9, 2010 through September 30, 2010, holders of the March 2010 B Notes and March 2010 C Notes voluntarily converted $1.4 million and $1.4 million, respectively, resulting in an issuance of 1.4 million and 1.4 million shares of common stock, respectively.  At September 30, 2010, the approximate balances of the March 2010 B Notes, March 2010 C Notes, March 2010 D Notes, March 2010 E Notes and March 2010 F Notes were $9.2 million, $9.2 million, $5.3 million, $1.2 million and $1.0 million, respectively.

In connection with the placement of the March 2010 Notes, the Company incurred financing fees of $0.2 million. The financing fees are being amortized over the term of the March 2010 Notes. At September 30, 2010 the unamortized balances of the financing fee was $0.2 million.

At the Annual Meeting of Stockholders of Genta Incorporated held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-100 shares on July 9, 2010 and the reverse stock split became effective on August 2, 2010. The approval of the reverse stock split resulted in the Company having enough shares to accommodate the potential number of shares underlying the March 2010 Notes and Debt Warrants. The fair value of the conversion feature liability of the March 2010 Notes was re-measured at July 9, 2010 at $81.8 million and credited to permanent equity, resulting in income for the three months ended September 30, 2010 of $14.6 million.

The conversion feature liability for the March 2010 Notes was valued at July 9, 2010 and the date of the transactions using the Black-Scholes valuation model with the following assumptions:

	July 9, 2010	May 6/10, 2010	April 9, 2010	March 17/22, 2010	March 9, 2010
Price of share of Genta common stock	$3.05	$6.44	$1.56	$6.20	$10.60
Volatility	287%	278%	272%	267%	266%
Risk-free interest rate	0.89%	1.34%	1.68%	1.47%	1.43%
Remaining contractual lives	2.7	2.8	2.9	3.0	3.0

On March 9, 2010, the Company recorded the liability for the Debt Warrants at a fair value of $105.6 million and the March 2010 Warrants at a fair value of $19.5 million, based upon a Black-Scholes valuation model. The warrant liabilities were marked-to-market and charged/credited to expense in a manner similar to the conversion feature liability at each reporting date until July 9, 2010. The Debt Warrants and March 2010 Warrants were re-measured at July 9, 2010 at $30.3 million and $5.6 million, respectively and credited to permanent equity, resulting in income for the three months ended September 30, 2010 of $6.4 million.

The liability for the Debt Warrants was valued at July 9, 2010 and March 9, 2010 using the Black-Scholes valuation model with the following assumptions:

	July 9, 2010	March 9, 2010
Price of share of Genta common stock	$3.05	$10.60
Volatility	237%	225%
Risk-free interest rate	1.54%	2.15%
Remaining contractual lives	4.3	4.6

The liability for the March 2010 warrants was valued at July 9, 2010 and March 9, 2010 using the Black-Scholes valuation model with the same assumptions used for the valuation of the conversion feature liability of the March 2010 Notes.

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

From January 1, 2010 through September 30, 2010, holders of the 2008 Notes voluntarily converted $0.1 million, resulting in an issuance of 0.1 million shares of common stock. At September 30, 2010, $1.9 million of the 2008 Notes were outstanding.

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

In connection with the placement of the 2008 Notes, the Company issued a warrant to its private placement agent to purchase 8,000 shares of common stock at an exercise price of $100.00 per share and incurred a financing fee of $1.2 million. The financing fees and the initial value of the warrant are being amortized over the term of the 2008 Notes. At September 30, 2010 and December 31, 2009, the unamortized balances of the financing fee were $32 thousand and $0.1 million, respectively, and the warrants were $0.2 million and $0.7 million, respectively.

On April 2, 2009, the Company issued $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal amount outstanding. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase up to $13.2 million of additional notes with similar terms. As a result of the March 2010 financing, the conversion rate for the April 2009 Notes that were convertible into shares of common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $4.3 million face value of the April 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the April 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the April 2009 Notes.

From January 1, 2010 through September 30, 2010, holders of the April 2009 Notes voluntarily converted $4.4 million, resulting in an issuance of 4.1 million shares of common stock.  At September 30, 2010, $0.3 million of the April 2009 Notes were outstanding.

In connection with the placement of the April 2009 Notes, the Company issued a warrant to its private placement agent to purchase 36 thousand shares of common stock at an exercise price of $50.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrant are being amortized over the term of the April 2009 Notes. At September 30, 2010 and December 31, 2009, the unamortized balances of the financing fee were $28 thousand and $0.5 million, respectively, and the warrants were $0.2 million and $3.0 million, respectively.

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

From January 1, 2010 through September 30, 2010, holders of the July 2009 Notes voluntarily converted $0.5 million, resulting in an issuance of 0.4 million shares of common stock.  At September 30, 2010, $0.3 million of the July 2009 Notes were outstanding.

In connection with the placement of the July 2009 Notes, the Company issued a warrant to its private placement agent to purchase 18 thousand shares of common stock at an exercise price of $100.00 per share and incurred financing fees of $0.1 million. The financing fees and the initial value of the warrant are being amortized over the term of the July 2009 Notes. At September 30, 2010 and December 31, 2009, the unamortized balances of the warrants were $65 thousand and $0.2 million, respectively.

On September 4, 2009, the Company issued $7 million of additional July 2009 Notes, common stock and July 2009 Warrants. Also on September 4, 2009, the Company issued $3 million of September 2009 Notes, common stock and September 2009 Warrants to certain accredited institutional investors. The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and were convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal amount outstanding. As a result of the March 2010 financing, the conversion rate for the September 2009 Notes and the July 2009 Notes that were issued in September, previously convertible into shares of common stock at a conversion rate of 100 shares of common stock for every $1,000.00 of principal were adjusted to be convertible into shares of common stock at a conversion rate of 1,000 shares of common stock for every $1,000.00 of principal. The Company valued this change in the conversion rate on March 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the $6.8 million face value of the September 2009 and July 2009 Notes. Thus, a full debt discount was recorded in an amount equal to the face value of the September 2009 and July 2009 Notes on March 9, 2010, and the Company is amortizing the resultant debt discount over the remaining term of the September 2009 and July 2009 Notes.

From January 1, 2010 through September 30, 2010, holders of the September 2009 Notes and July 2009 Notes issued on September 4, 2009, voluntarily converted $3.6 million, resulting in an issuance of 3.3 million shares of common stock.  At September 30, 2010, $3.8 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

In connection with the placement of the September 2009 Notes and July 2009 Notes on September 4, 2009, the Company issued warrants to its private placement agent to purchase 60 thousand shares of common stock at an exercise price of $100.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrants of $2.2 million are being amortized over the term of the September 2009 and July 2009 Notes. At September 30, 2010 and December 31, 2009, the unamortized balances of the financing fee were $0.3 million and $0.5 million, respectively, and the warrants were $1.0 million and $1.9 million, respectively.

The Company is in compliance with all debt-related covenants at September 30, 2010.

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

The following table summarizes the RSU activity under the 2009 Plan for the nine months ended September 30, 2010:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2010	444	$39.50
Granted	250	$1.20
Vested	(327)	$10.23
Forfeited or expired	(41)	$39.50
Outstanding nonvested RSUs at September 30, 2010	326	$39.50

Based on the closing price of Genta common stock of $0.41 per share on September 30, 2010, the fair value of the nonvested RSUs at September 30, 2010 is $0.1 million. As of September 30, 2010, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 0.8 years.

Share-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009, respectively, was comprised as follows:

	Three months ended September 30		Nine months ended September 30
($ thousands, except per share data)	2010	2009	2010	2009

Research and development expenses	$287	$2,918	$1,506	$2,950
Selling, general and administrative	405	6,599	2,491	6,674
Total share-based compensation expense	$692	$9,517	$3,997	$9,624
Share-based compensation expense, per basic and diluted common share	$0.08	$6.83	$0.67	$12.69

8.	Net Income/(Loss) per Share

The information required to compute basic and diluted net income/(loss) per share is as follows:

($ in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income/(loss)	$7,742	$(20,431)	$(133,433)	$(74,580)
Plus: income impact of assumed conversion interest on convertible debt	935	-	-	-
Net income/(loss) plus assumed conversion	$8,677	$(20,431)	$(133,433)	$(74,580)

Denominator:
Weighted average shares outstanding:
Basic	8,757	1,393	5,986	759
Effect of dilutive convertible notes	32,149	-	-	-
Effect of dilutive warrants/rights	11,887	-	-	-
Effect of dilutive restricted stock units and convertible preferred stock	358	-	-	-
Diluted	53,151	1,393	5,986	759

Net income/(loss) per share:
Basic	$0.88	$(14.66)	$(22.29)	$(98.32)
Diluted	$0.16	$(14.66)	$(22.29)	$(98.32)

9.	Commitments and Contingencies

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

10.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the nine months ended September 30, 2010 and 2009, respectively. On January 4, 2010, the Company issued $187 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On January 7, 2010, the Company issued $30 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On March 2, 2010, the Company issued $162 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On March 9, 2010, the Company issued $67 thousand in 2008 Notes in lieu of interest due on its 2008 Notes. On June 9, 2010, the Company issued $66 thousand of 2008 Notes in lieu of interest due on its 2008 Notes. On July 4, 2010, the Company issued $193 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On September 2, 2010, the Company issued $10 thousand of April 2009 Notes in lieu of interest due on its April 2009 Notes. On September 9, 2010, the Company issued $68 thousand of 2008 Notes in lieu of interest due on its 2008 Notes. On September 9, 2010, the Company issued notes for $600 thousand, $600 thousand, $300 thousand, $66 thousand and $57 thousand for March 2010 B Notes, March 2010 C Notes, March 2010 D Notes, March 2010 E Notes and March 2010 F Notes, respectively, in lieu of interest due on September 9, 2010.

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

From January 1, 2010 through September 30, 2010, holders of the Company’s convertible notes voluntarily converted approximately $11.4 million, resulting in an issuance of 10.6 million shares of common stock.

On May 5, 2010, a holder of a Debt Warrant of $1.0 million exercised his warrant using a cashless exercise procedure and received an E Note for $0.9 million. On May 10, 2010, a holder of a Debt Warrant of $0.3 million exercised his warrant using a cashless exercise procedure and received an E Note for $0.2 million.

11.	Subsequent Events

From October 1, 2010 through November 11, 2010, holders of convertible notes have voluntarily converted approximately $3.9 million of their notes, resulting in an issuance of 97.9 million shares of common stock.

Based on the terms of the March 2010 B Note, March 2010 E Note and March 2010 F Note, the conversion price of the March 2010 B Note, March 2010 E Note, and  March 2010 F Note were adjusted to $0.0396 effective October 9, 2010. In accordance with the terms of the Notes, the conversion prices of all of the Notes were also adjusted to $0.0396 effective October 9, 2010. The Company valued this change in the conversion rate; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of the Notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of the Notes on October 9, 2010, and the Company will amortize the resultant debt discount over the remaining term of the Notes.

On October 11, 2010, two holders of Debt Warrants totaling $4.0 million exercised their warrants using a cashless exercise procedure and received, in total, E Notes in the amount of $3.6 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approvals for its products from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMA);
•	the safety and efficacy of the Company’s products;
•	the commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
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

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. Our research portfolio consists of two major programs: “DNA/RNA Medicines” (which includes our lead oncology drug, Genasense®); and “Small Molecules” (which includes our marketed product, Ganite®, and tesetaxel and oral gallium-containing compounds). We have had recurring annual operating losses since inception, and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and the eventual establishment of a sales and marketing organization. Additionally, we expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. From our inception to September 30, 2010, we have incurred a cumulative net deficit of $1,163.9 million. We have experienced significant quarterly fluctuations in operating results, and we expect that these fluctuations in revenues, expenses and losses will continue.

Our principal goal is to secure worldwide regulatory approvals for the marketing of our products. Our lead product, Genasense®, has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in a number of diseases. Under our own sponsorship or in collaboration with others, we are currently conducting additional clinical trials. We are especially interested in the development, regulatory approval, and commercialization of Genasense® in at least three diseases: melanoma; chronic lymphocytic leukemia, referred to herein as CLL; and non-Hodgkin’s lymphoma, referred to herein as NHL.

Our major current initiative with Genasense® relates to its potential use in patients with advanced melanoma. In 2009, we completed accrual to a Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. This trial, known as AGENDA, was a randomized, double-blind, placebo-controlled study in which patients were randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study used LDH as a biomarker to identify patients who were most likely to respond to Genasense®, based on data obtained from our preceding trial in melanoma. The co-primary endpoints of AGENDA were progression-free survival, or PFS, and overall survival.

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

Overall survival, the other co-primary endpoint in AGENDA, was also too early to evaluate, as prospectively specified.  An analysis for futility, which was defined as greater than 50% conditional power to observe a statistically significant benefit of Genasense® under the prospectively assumed hazard ratio of 0.69, was conducted for the co-primary endpoint of overall survival.  AGENDA passed this futility analysis, and an Independent Data Monitoring Committee has recommended that the trial continue to completion for the determination of the overall survival endpoint. The safety profile of Genasense® in AGENDA was consistent with prior studies. We have indicated our intention to continue patient follow-up in the AGENDA trial to determine whether Genasense® will yield a statistically significant improvement in its co-primary endpoint of overall survival. Followup of all patients for survival is scheduled to terminate on March 31, 2011, and we currently project that the survival information will be available shortly thereafter. If the final analysis for overall survival is statistically significant, we believe that Genasense® could receive regulatory approval for marketing in this indication. Under such circumstance, we would confer with the FDA regarding resubmission of our New Drug Application, or NDA, and seek approval for treatment of patients with advanced melanoma with Genasense®. We anticipate that such submission would take place in 2011.

We have also conducted extensive trials in patients with advanced CLL. We completed a randomized Phase 3 trial in 241 patients with relapsed or refractory CLL who were treated with fludarabine and cyclophosphamide, also known as Flu/Cy, with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase (17% vs. 7%; P=0.025) in the proportion of patients who achieved a complete response, or CR, defined as a complete or nodular partial response. Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

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

We received a “non-approvable” notice from the FDA in December 2006 for our NDA that proposed the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. We appealed this decision with FDA’s Center for Drug Evaluation and Research, or CDER, using the agency’s Formal Dispute Resolution process. In June 2008, we announced results from 5 years of follow-up on patients who had been accrued to our completed Phase 3 trial. These data showed that patients treated with Genasense® plus chemotherapy who achieved either a CR or a partial response, also know as PR, also achieved a statistically significant increase in survival compared with patients treated with chemotherapy alone (median = 56 months vs. 38 months, respectively).  After 5 years of follow-up, 22 of 49 (45%) responders in the Genasense® group were alive compared with 13 of 54 (24%) responders in the chemotherapy-only group (hazard ratio = 0.6; P = 0.038). Moreover, with 5 years of follow-up, 12 of 20 patients (60%) in the Genasense® group who achieved CR were alive, 5 of these patients remained in continuous CR without relapse, and 2 additional patients had relapsed but had not required additional therapy. By contrast, only 3 of 8 CR patients in the chemotherapy-only group were alive, all 3 had relapsed, and all 3 had required additional anti-leukemic treatment. However, in March 2009, CDER decided that available data were still insufficient to support approval of Genasense® in CLL, and the Agency recommended conducting another clinical trial. In the absence of a co-development partner to share expenses, we have determined that we will not conduct the recommended study in the CLL indication until the survival results of the AGENDA trial are known. We have made no decision whether to conduct this study or whether to pursue the current application for regulatory approval in other territories.

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company Ltd. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients. At the time we obtained the license, tesetaxel was on “clinical hold” by FDA due to the occurrence of several fatalities in the setting of severe neutropenia. In the second quarter of 2008, we filed a response to the FDA requesting a lift of the clinical hold, which was granted in June 2008. In January 2009, we initiated our first clinical trial with tesetaxel.

We initiated several new clinical trials with tesetaxel during 2010. In February, we initiated a Phase 2a trial of tesetaxel in patients with advanced gastric cancer. The trial is currently open to enrollment at Northwestern University, Chicago, IL, and M.D. Anderson Cancer Center in Houston, TX. In September, we initiated a new Phase 2a trial of tesetaxel in advanced bladder cancer. Similarly designed trials are planned in prostate and breast cancer. Endpoints of these studies include response rate, durable response, disease control, PFS and safety.

In April 2010, the FDA granted the Company’s request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a NDA on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by FDA at the time of submission.

We have also submitted applications to FDA for designation of tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma.  Both of these designations were granted.  Orphan Drug designation for tesetaxel in gastric cancer was approved by the European Medicines Authority, or EMA, in October 2010. We routinely file for both Fast Track and Orphan Drug designations, or similar designations in applicable territories and for diseases that fulfill regulatory requirements for such designation.

Our third pipeline project consists of the development of an oral gallium-containing compound. One formulation, known as G4544, was developed in collaboration with Emisphere Technologies, Inc. We completed a single-dose Phase 1 study of an initial formulation of this new drug known as “G4544(a)”, the results of which were presented in the second quarter of 2008. We are currently contemplating whether a modified formulation, known as “G4544(b)”, or some alternative formulation will prove more clinically acceptable.

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

We are currently marketing Ganite® in the U.S., which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been low relative to original expectations in part due to our under-investment in its marketing for a small indication. Since Ganite® has now lost patent protection, we do not plan to substantially increase our investment in the drug, but we believe the product has strategic importance for our franchise of gallium-containing compounds and we currently intend for Ganite® to remain on the market. A trial of Ganite® has been initiated in patients with advanced cystic fibrosis and serious infections, for which the Company is supplying drug at no charge to participants.  This trial is currently ongoing at the University of Washington and at the University of Iowa.

In April 2010, we presented results from the first human use of a gallium-containing compound to treat serious infection. In a patient with cystic fibrosis and a highly resistant lung infection, who had been treated with Ganite® over a 2-year period, high concentrations of gallium were achieved in sputum. Moreover, sputum concentrations were higher than simultaneous concentrations in blood and continued to rise even after treatment had been stopped. Measured concentrations in sputum equaled or exceeded concentrations that have been reported lethal to bacteria in laboratory tests. These results have now been confirmed in the initial presentation of results from the aforementioned cystic fibrosis trial in October 2010.

Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009

($ thousands)	2010	2009

Product sales – net	$82	$49
Cost of goods sold	13	10
Gross margin	69	39

Operating expenses:
Research and development	2,395	5,874
Selling, general and administrative	2,239	8,869
Total operating expenses	4,634	14,743

Other (expense)/income:
Interest income and other income/(expense), net	12	(12)
Interest expense	(973)	(265)
Amortization of deferred financing costs and debt discount	(7,758)	(5,450)
Fair value – conversion feature liability	14,625	-
Fair value – warrant liability	6,401	-
Total other income/(expense), net	12,307	(5,727)

Net income/(loss)	$7,742	$(20,431)

Product sales-net

Product sales-net of Ganite® were $82 thousand for the three months ended September 30, 2010, compared with $49 thousand for the three months ended September 30, 2009. Unit sales of Ganite® increased 25% from the third quarter of 2009 to the third quarter of 2010 with the remaining increase in net sales due to lower sales returns.

Cost of goods sold

Cost of goods sold increased due to the increase in unit sales, while cost of goods sold as a percentage of sales improved due to lower sales returns.

Research and development expenses

Research and development expenses were $2.4 million for the three months ended September 30, 2010, compared with $5.9 million for the three months ended September 30, 2009.

Research and development expenses declined as the prior-year period included higher expenses resulting from the AGENDA clinical trial and a decrease in share-based compensation expense for those employees categorized as research and development.  Share-based compensation expense for the three months ended September 30, 2010 and 2009 was $0.3 million and $2.9 million, respectively.

Research and development expenses incurred on the tesetaxel project and Genasense® project during the three months ended September 30, 2010 were approximately $1.2 million and $0.9 million, representing 50% and 37% of research and development expenses, respectively.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $ 2.2 million for the three months ended September 30, 2010, compared with $8.9 million for the three months ended September 30, 2009, primarily attributable to lower share-based compensation expense for those employees categorized as selling, general and administrative. Share-based compensation expense for the three months ended September 30, 2010 and 2009 was $0.4 million and $6.6 million, respectively.

Interest income and other income/(expense), net
Interest expense

The total of interest income and other income/(expense), net and interest expense resulted in net expense of $(1.0) million for the three months ended September 30, 2010, compared to $(0.3) million for the prior-year quarter, primarily due to the inclusion of interest expense on our March 2010 Notes.

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount increased to $7.8 million for the three months ended September 30, 2010 compared with $5.5 million for the prior-year quarter. The increase is primarily attributable to the inclusion of amortization related to our March 2010 Notes and a full three months of amortization related to our September 2009 Notes, partially offset by lower amortization on the 2008 Notes, the April 2009 Notes and the July 2009 Notes due to the lower amount of notes outstanding.

Fair value – conversion feature liability

On March 9, 2010, we issued $25 million of units, or the 2010 Units, each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note, or the B Notes, (ii) 40% of a senior unsecured convertible note, or the C Notes and (iii) 20% of a senior secured convertible note, or the D Notes.  In connection with the sale of the 2010 Units, we also issued warrants, or the Debt Warrants, to purchase senior unsecured convertible notes, or the E Notes, in an amount equal to 40% of the purchase price paid for each such 2010 Unit. On March 17, 2010, March 22, 2010 and April 9, 2010, four investors who had participated in our April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire F Notes of $1.0 million. On May 6, 2010 and May 10, 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, E Notes for $1.1 million.

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

At the Annual Meeting of Stockholders of Genta Incorporated held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-100 shares on July 9, 2010 and the reverse stock split became effective on August 2, 2010. The approval of the reverse stock split resulted in the Company having enough shares to accommodate the potential number of shares underlying the March 2010 Notes. The fair value of the conversion feature liability of the March 2010 Notes was re-measured at July 9, 2010 at $81.8 million and credited to permanent equity, resulting in income on the Consolidated Statement of Operations of $14.6 million for the three months ended September 30, 2010.

Fair value – warrant liability

In addition to issuing the Debt Warrants we also extended the maturity date of our outstanding 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants, or the March 2010 Warrants to purchase the same number of shares of the Company’s Common Stock issuable upon conversion of such 2008 Notes. The Debt Warrants and the March 2010 Warrants were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The Debt Warrants and the March 2010 Warrants issued were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model and re-measured at $35.9 million on July 9, 2010 and credited to permanent equity, resulting in income on the Consolidated Statements of Operations of $6.4 million for the three months ended September 30, 2010.

Net income/(loss)

Genta recorded net income of $7.7 million, or net income per basic share of $0.88 per share and net income per fully diluted share of $0.16 per share, for the three months ended September 30, 2010 and reported a net loss of $(20.4) million, or net loss per basic and diluted share of $(14.66) per share, for the three months ended September 30, 2009.

Net income for the third quarter of 2010 compares favorably to the prior-year period primarily due to the mark-to-market income on the conversion feature liability and warrant liabilities of $21.0 million and lower share-based compensation expense of $8.8 million.

Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009

($ thousands)	2010	2009

Product sales – net	$192	$180
Cost of goods sold	40	12
Gross margin	152	168

Operating expenses:
Research and development	7,255	11,846
Selling, general and administrative	7,845	13,008
Total operating expenses	15,100	24,854

Other (expense)/income:
Interest income and other income/(expense), net	47	4
Interest expense	(2,456)	(841)
Amortization of deferred financing costs and debt discount	(24,363)	(22,362)
Fair value – conversion feature liability	(55,813)	(19,040)
Fair value – warrant liability	(35,900)	(7,655)
Total other income/(expense), net	(118,485)	(49,894)

Net loss	$(133,433)	$(74,580)

Product sales-net

Product sales-net were $192 thousand for the nine months ended September 30, 2010, compared with $180 thousand for the nine months ended September 30, 2009. The average unit selling price of Ganite® was 15% higher in the nine months ended September 30, 2010 than in the comparison period for 2009 due to a May 2009 price increase. Unit sales of Ganite® increased 27% from the first nine months of 2009 to the first nine months of 2010. Net sales were negatively impacted due to a high level of sales returns earlier in 2010.

Cost of goods sold

During the nine months ended September 30, 2009, most of the sales of Ganite® were from product that had been previously accounted for as excess inventory. This resulted in a lower cost of goods sold as a percentage of net sales in 2009.

Research and development expenses

Research and development expenses were $7.3 million for the nine months ended September 30, 2010, compared with $11.8 million for the nine months ended September 30, 2009.

Research and development expenses declined due to lower expenses resulting from the AGENDA clinical trial. In addition, share-based compensation expense for those employees categorized as research and development declined from $2.9 million in the prior-year period to $1.5 million for the first nine months of 2010.

Research and development expenses incurred on the tesetaxel project and Genasense® project during the nine months ended September 30, 2010 were approximately $3.3 million and $3.2 million, representing 45% and 44% of research and development expenses, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.8 million for the nine months ended September 30, 2010, compared with $13.0 million for the nine months ended September 30, 2009, primarily due to lower share-based compensation expense of $2.5 million recognized for those employees categorized as selling, general and administrative for the nine months ended September 30, 2010, compared to $6.7 million in the prior-year period, as well as a net reduction in all other expenses in this category of $1.0 million.

Interest income and other income/(expense), net
Interest expense

The total of interest income and other income/(expense), net and interest expense resulted in net expense of $(2.4) million for the nine months ended September 30, 2010, compared to $(0.8) million for the prior-year period, primarily due to the inclusion of interest expense on our March 2010 Notes.

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount of $24.4 million for the nine months ended September 30, 2010 increased from $22.4 million for the prior-year period. The inclusion of amortization related to our March 2010 Notes and a full nine months of amortization related to our September 2009 Notes was mostly offset by lower amortization on the 2008 Notes, the April 2009 Notes and the July 2009 Notes due to the lower amount of notes outstanding.

Fair value – conversion feature liability

The fair value of the conversion feature liability of the March 2010 Notes was re-measured at July 9, 2010 at $81.8 million and credited to permanent equity, resulting in expense of $55.8 million on the Consolidated Statement of Operations for the nine months ended September 30, 2010.

In the prior-year period, in April 2009, we issued approximately $6 million of April 2009 Notes and corresponding warrants to purchase common stock. When we issued the April 2009 Notes, there were an insufficient number of authorized shares of common stock in order to permit conversion of all of the notes. The conversion feature liability of the April 2009 Notes was recorded on the Consolidated Statement of Operations and was marked-to-market until there were enough shares of common stock in order to permit conversion of all the April 2009 Notes, resulting in expense on the Consolidated Statement of Operations of $19.0 million for the nine months ended September 30, 2009.

Fair value – warrant liability

The fair value of the warrant liabilities were re-measured at $35.9 million on July 9, 2010 and credited to permanent equity, resulting in expense on the Consolidated Statement of Operations of $35.9 million for the nine months ended September 30, 2010.

In the prior-year period, the warrants that were issued with the April 2009 Notes were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The warrant liability was marked-to-market until there were enough shares of common stock in order to permit conversion of all of the warrants issued with the April 2009 Notes, resulting in expense on the Consolidated Statement of Operations of $7.7 million for the nine months ended September 30, 2009.

Net loss

Genta recorded a net loss of $(133.4) million, or net loss per basic and diluted share of $(22.29) per share, for the nine months ended September 30, 2010 and reported a net loss of $(74.6) million, or net loss per basic and diluted share of $(98.32) per share, for the nine months ended September 30, 2009. The higher net loss was virtually all due to the higher expenses of $65.0 million resulting from the re-measurement of the conversion feature liabilities and warrant liabilities, partially offset by lower share-based compensation expense of $5.6 million.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents totaling $11.7 million, compared with $1.2 million at December 31, 2009, reflecting our March 2010 financings offset by funds used in operations.

During the nine months ended September 30, 2010, cash used in operating activities was $10.3 million compared with $15.1 million for the same period in 2009, reflecting the receipt of $2.9 million in February 2010 from the sale of portions of our New Jersey net operating losses and research and development credit carryforwards and lower expenses resulting from the AGENDA clinical trial.

Presently, with no further financing, we project that we will run out of funds in the second quarter of 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We are only able to access $5 million held in a blocked account as collateral security for the March 2010 D Notes if certain stock price and daily trading volume targets are met, as noteholders convert their D Notes, or upon the approval of holders of 2/3 of D Notes. There is no guarantee that we will be able to access these funds. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

A special meeting of our stockholders is planned for December 29, 2010. We have recommended to our stockholders that they provide authorization to our Board of Directors to effect up to two reverse stock splits by December 31, 2011, with each reverse stock split in the ratio of 1-for-2 up to 1-for-100, and to approve our Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 6,005,000,000, consisting of 6,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock to 100,000,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2010. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

In November 2008, a complaint against us and our transfer agent, BNY Mellon Shareowner Services, was filed in the Supreme Court of the State of New York by an individual stockholder. The complaint alleges that we and our transfer agent caused or contributed to losses suffered by the stockholder. On July 20, 2009, the stockholder moved for summary judgment. The summary judgment motion was fully briefed, and oral argument was heard on December 3, 2009. On May 18, 2010, the Court denied the stockholder's motion for summary judgment.  A preliminary conference was held on June 24, 2010 and the case continued to proceed.  Although we deny the allegations of this complaint, in order to hold down the cost of our legal expenses, on September 27, 2010, we settled this case with the individual stockholder for an amount that was not material to our Consolidated Financial Statements.

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

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the FDA and other regulatory authorities. In order to commercialize our products, seek new product candidates and continue our research and development programs, we will need to raise additional funds. We have historically financed our activities from the sale of shares of common stock, convertible notes, warrants and proceeds from partnerships with other companies.

Presently, with no further financing, we project that we will run out of funds in the second quarter of 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We are only able to access $5 million held in a blocked account as collateral security for the March 2010 D Notes if certain stock price and daily trading volume targets are met, as noteholders convert their D Notes, or upon the approval of holders of 2/3 of D Notes. There is no guarantee that we will be able to access these funds. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

We may be unsuccessful in our efforts to obtain approval from the FDA or EMA and to commercialize our pharmaceutical product candidates.

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

We cannot assure you that our product candidates will receive FDA or EMA approval. For example, the recent results in the Phase 3 AGENDA trial of Genasense® in advanced melanoma were not sufficient to submit a NDA in the U.S. If extended followup of the AGENDA trial shows a statistically significant benefit for patients, we may be able to submit a NDA after that result is known. However, our prior regulatory applications for Genasense® in melanoma were unsuccessful. Our NDA for Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful.

Our financial condition and results of operations have been and will continue to be significantly affected by FDA and EMA action with respect to Genasense®. Any adverse events with respect to FDA and/or EMA approvals could negatively impact our ability to obtain additional funding or identify potential partners.

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

We have a significant amount of debt.  As of September 30, 2010, we had a face amount of debt outstanding of $32.2 million, consisting of the face value of 2008 Notes of $1.9 million, the face value of April 2009 Notes of $0.3 million, the face value of July 2009 Notes issued in July 2009 of $0.3 million, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $3.8 million and March 2010 Notes of $25.9 million.

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

 Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices.  If on the last trading day prior to December 31, 2010, or the December Adjustment Date, the volume weighted closing price of our common stock for the 10 consecutive trading day period ending on the last trading day prior to the December Adjustment Date, or the 10-Day December VWCP, is less than $10.00 (as adjusted for any stock splits, combinations, recapitalizations or the like), the conversion price for the  D Notes shall be reduced to a price equal to 10% of the 10-Day December VWCP. The adjustment of the conversion price of the D Notes in December would also result in the adjustment of the Company’s other convertible notes pursuant to the anti-dilution provisions of such notes, as well as the March 2010 Warrants.

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

Future adjustments to the conversion prices of our convertible notes may result in us not having sufficient authorized shares to accommodate the conversion of all of our financial instruments, which would put us in default on our convertible notes.

As noted above, if the 10-Day December VWCP is less than $10.00, the conversion price for our  D Notes shall be reduced to a price equal to 10% of the 10-Day December VWCP. The adjustment of the conversion price of the D Notes in December would also result in the adjustment of the Company’s other convertible notes pursuant to the anti-dilution provisions of such notes, as well as the March 2010 Warrants. The calculation of the 10-Day December VWCP may result in an adjusted conversion price low enough that we would not have enough authorized shares of common stock to accommodate all of our financial instruments, resulting in us being in technical default on all of our convertible notes. If we are in default under our convertible notes, the noteholders may deem the principal and all accrued interest on such convertible notes due and payable. If the noteholders demand payment of the principal and interest on the convertible notes, we may not have sufficient funds for our business operations.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to September 30, 2010, we have incurred a cumulative net deficit of $1,163.9 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMA for commercial sale in one or more indications.

Our business depends heavily on a small number of products.

We currently market and sell one product, Ganite®, and the principal patent covering its use for the approved indication expired in April 2005. If Genasense® or tesetaxel is not approved, if approval is significantly delayed, or if in the event of approval, the product is commercially unsuccessful, then we do not expect significant sales of other products to offset this loss of potential revenue.

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

Tesetaxel, its potential uses, composition and methods of manufacturing are covered under a variety of patents licensed exclusively from Daiichi Sankyo, Inc.  We believe that composition-of-matter claims on tesetaxel extend to at least 2020 in the U.S. and Europe and to 2022 in Japan. A number of other patents have been filed worldwide for this compound, including new applications for manufacturing processes and intermediates that were filed by us during 2010.

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

In addition to product approval, any facility in which our product candidates are manufactured or tested for its ability to meet required specifications must be approved by the FDA and/or the EMA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of our product candidates.

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

At September 30, 2010, we had 12.9 million shares of common stock outstanding and 57.4 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, the issuance and vesting of outstanding restricted stock units and shares issuable upon the exercise of purchase rights of our noteholders. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None.

Item 6.     Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
10.1	Genta Incorporated 2009 Stock Incentive Plan, as amended and restated (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genta Incorporated

Date: November 11, 2010
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer (principal executive officer)

Date: November 11, 2010
/s/ GARY SIEGEL
Gary Siegel Vice President, Finance (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
10.1	Genta Incorporated 2009 Stock Incentive Plan, as amended and restated (filed herewith).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).