Form 10-K
period 2010-12-31
GENTA INC DE/
filed 2011-03-30
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
Or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 000-19635

GENTA INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	33-0326866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Connell Drive
Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)
(908) 286-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.001 par value Series G Participating Cumulative Preferred Stock Purchase Rights	Name of each exchange on which registered: Over-the-Counter Bulletin Board

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                                                                                                                                                                      Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐                                                                                                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $29,131,402 as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 30, 2011, the registrant had 53,499,182 shares of Common Stock outstanding.

Genta Incorporated

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approval for Genasense® (oblimersen sodium) Injection from the U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMA);
•	the safety and efficacy of the Company’s products;
•	the timing of commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
•
the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations, or the Company’s risk of bankruptcy;

•	the adequacy of the Company’s patents and proprietary rights;
•	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation; and
•	the other risks described under “Certain Risk Factors”.

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

PART I

Item 1. Business

Overview

Genta Incorporated, also referred to herein as “us”, “we”, “our”, “Genta” or “the Company”, was incorporated in Delaware on February 4, 1988. Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development. We are dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases. Our research portfolio consists of two major programs: “DNA/RNA Medicines” (which includes the drug, Genasense®); and “Small Molecules” (which includes our marketed product, Ganite®, and tesetaxel and oral gallium-containing compounds).

Genta was a pioneering company in the development of modified DNA and RNA compounds (or oligonucleotides) as potential human medicines. These technologies include antisense, decoys, and small interfering or micro RNAs. Our lead drug from this program is an investigational antisense compound known as Genasense® (oblimersen sodium injection). Genasense® is designed to disrupt a specific mRNA, which then blocks the production of a protein known as Bcl-2. Current science suggests that Bcl-2 is a fundamental (although not sole) cause of the inherent resistance of cancer cells to anticancer treatments, such as chemotherapy, radiation, and monoclonal antibodies. While Genasense® has displayed some anticancer activity when used alone, we have developed the drug primarily as a means of amplifying the cytotoxic effects of other anticancer treatments.

Our principal goal is to secure regulatory approval for the marketing of our products. For example, Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in various diseases. We have been especially interested in the development of Genasense® in three specific diseases: melanoma, chronic lymphocytic leukemia, referred to herein as CLL and non-Hodgkin’s lymphoma, referred to herein as NHL.

Our major recent initiative with Genasense® related to its potential use in patients with advanced melanoma. In 2009, we completed accrual to a Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. This trial, known as AGENDA, was a randomized, double-blind, placebo-controlled study in which patients were randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study used a tumor biomarker, (lactate dehyrogenase, or LDH) to identify patients who were most likely to respond to Genasense®. This selection was based on data we obtained from our preceding trial in melanoma. The co-primary endpoints of AGENDA were progression-free survival, or PFS, and overall survival.

As noted, AGENDA was designed based on data obtained from a similarly designed Phase 3 trial that was published in 2006. Results from that study showed that treatment with Genasense® plus dacarbazine compared with dacarbazine alone was associated with a statistically significant increase in the secondary endpoints of overall response, CR, durable response and PFS. However, the primary endpoint of overall survival approached but did not reach statistical significance (P=0.077) in the entire “intent-to-treat” population. Further analysis of this trial showed that there was a significant treatment interaction effect related to blood levels of LDH. Survival was significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal. LDH had also been previously described by others as the single most important prognostic factor in advanced melanoma. Thus, the AGENDA trial sought to prospectively confirm these observations of potentially improved survival in this biomarker-defined patient population.

A total of 315 patients were enrolled into AGENDA. In October 2009, we announced that AGENDA did not show a statistically significant increase in its co-primary endpoint of PFS, or for secondary endpoints of overall response rate and disease control rate (which includes complete and partial responses, plus stable disease greater than 3 months duration). However, the differences in PFS, overall response and disease control all numerically favored the group that received Genasense®.

As prospectively specified, AGENDA was statistically powered to detect an improvement in overall survival, which is a late endpoint. At the time the early endpoints of the study were released (i.e. PFS response rate), the data on late endpoints of survival and durable response were too early to analyze.  An analysis for futility, which was defined as greater than 50% conditional power to observe a statistically significant increase under the prospectively assumed hazard ratio of 0.69, was conducted for the co-primary endpoint of overall survival.  AGENDA passed this futility analysis, and an Independent Data Monitoring Committee recommended that the trial continue to completion. The safety profile in patients who received Genasense® plus dacarbazine in AGENDA was consistent with prior studies. Followup of all patients for survival will terminate on March 31, 2011. We project that the survival information will be available shortly thereafter. If the final analysis for overall survival is statistically significant, we believe that Genasense® could receive regulatory approval for marketing in this indication. Under such circumstance, we would confer with the FDA regarding resubmission of our New Drug Application, or NDA, regarding approval for treatment of patients with advanced melanoma.

We have conducted other trials of Genasense® in melanoma, including a Phase 2 trial of Genasense® plus chemotherapy consisting of Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) plus temozolomide (Temodar®). In this trial, we examined whether different dosing regimens could be used to improve convenience. We project that data from that trial will be presented in the second quarter of 2011.

We have also conducted extensive trials in patients with advanced CLL. We completed a randomized Phase 3 trial in 241 patients with relapsed or refractory CLL who were treated with fludarabine and cyclophosphamide, also known as Flu/Cy, with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase (17% vs. 7%; P=0.025) in the proportion of patients who achieved a complete response, or CR, defined as a complete or nodular partial response, also known as PR. Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

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

We submitted a NDA to the FDA that proposed the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. However, we received a “non-approvable” notice from the FDA in December 2006 for this NDA. Our appeals of this decision to the FDA were unsuccessful.

In June 2008, we announced results from 5 years of follow-up on patients who had been accrued to the Phase 3 CLL trial. These data showed that patients treated with Genasense® plus chemotherapy who achieved either a CR or PR, also achieved a statistically significant increase in survival compared with patients treated with chemotherapy alone (median = 56 months vs. 38 months, respectively).  After 5 years of follow-up, 22 of 49 (45%) responders in the Genasense® group were alive compared with 13 of 54 (24%) responders in the chemotherapy-only group (hazard ratio = 0.6; P = 0.038). Moreover, with 5 years of follow-up, 12 of 20 patients (60%) in the Genasense® group who achieved CR were alive, 5 of these patients remained in continuous CR without relapse, and 2 additional patients had relapsed but had not required additional therapy. By contrast, only 3 of 8 CR patients in the chemotherapy-only group were alive, all 3 had relapsed, and all 3 had required additional anti-leukemic treatment. In the absence of a co-development partner to share expenses, we will not conduct a new study in CLL unless the survival results of the AGENDA trial are positive.

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company, Limited. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients.

We have initiated several new clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer and melanoma. These trials are currently open to enrollment at major cancer centers around the world.

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

The FDA has also designated tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA in October 2010. We routinely file for both Fast Track and Orphan Drug designations, or similar designations in applicable territories for diseases that fulfill regulatory requirements for such designation.

Our third pipeline project consists of the development of an oral gallium-containing compound. We completed a single-dose Phase 1 clinical study of one such compound (known as G4544[a]). We are currently developing additional experimental compounds of this class with the expectation that we can identify a lead compound for further clinical testing. Some of these compounds are currently being tested in animals to evaluate oral absorption.

If we are able to identify a clinically and commercially acceptable formulation of an oral gallium-containing compound, we believe a drug of this class may also be broadly useful for treatment of other diseases associated with accelerated bone loss. These illnesses include hypercalcemia, bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases.  We have supported research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs for patients with cystic fibrosis who have severe infections.

We are currently marketing Ganite® in the U.S., which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been low relative to original expectations in part due to our under-investment in its marketing for a small indication. Since Ganite® has now lost patent protection, we do not plan to substantially increase our investment in the drug. We believe the product has strategic importance for our franchise of gallium-containing compounds and we currently intend for Ganite® to remain on the market.

Summary of Business and Research and Development Programs

Our goal is to establish Genta as a biopharmaceutical leader and preferred partner in the oncology market and eventually, as direct marketers of our products in the United States. Our key strategies in this regard are:

•	Build on our core competitive strength of oncology development expertise to establish a leadership position in providing biopharmaceutical products for the treatment of cancer;

•	Expand our pipeline of products in two therapeutic categories, DNA/RNA Medicines and Small Molecules, through internal development, licensing and acquisitions;

•	Establish Genasense® as a preferred chemosensitizing drug for use in combination with other cancer therapies in melanoma and other cancers;

•	Secure a “first-to-market” position for our oral taxane, tesetaxel;

•	Develop a first-in-class oral gallium-containing compound for skeletal diseases and other uses;

•	Partner with other companies to defer part of the expenses associated with clinical development of our products; and

•	Establish a sales and marketing presence in the U.S. oncology market.

Research and Development Programs

DNA/RNA Medicines

A number of technologies have been developed using modifications of DNA or RNA. These agents have been used as scientific tools for laboratory use to identify gene function, as diagnostic probes to evaluate diseases, and — more recently — as potential drugs to treat human diseases. Collectively, these technologies include methods known as antisense, RNA interference, micro-RNA, decoys and gene therapy. Founded in 1988, Genta was one of the first companies established to exploit these new technologies for use as potential drugs. We remain committed to research and development of our key compound Genasense® in cancer medicine, commonly known as oncology. Genasense® involves the use of DNA-based antisense technology.

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

We have devoted significant resources towards the development of antisense oligos that contain a phosphorothioate backbone, which is the nucleotide chain comprised of ribose and phosphate groups. However, we also have patents and technologies covering later generation technologies that involve mixed backbone structures, as well as sterically fixed chemical bonds, that may further enhance the ability to bind to the intended target. Some of these advanced technologies may be incorporated into future products.

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

Bcl-2 as an Inhibitor of Programmed Cell Death

Normally, when a cancer cell is exposed to treatments, such as chemotherapy, radiation or immunotherapy, a “death signal” is sent to an organelle within the cell called the mitochondrion. The mitochondrion then releases a factor known as cytochrome C that activates a series of enzymes called caspases. These enzymes cause widespread fragmentation of cellular proteins and DNA, which ultimately causes cell death.

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

  Based on work accomplished to date, we have focused on three indications for Genasense®: melanoma; CLL; and NHL. In addition, we have sought to develop treatment methods for Genasense® that do not involve the use of continuous intravenous, or IV, infusions.

In 2007, we began a new Phase 1 trial of Genasense® administered as an IV infusion over 1-2 hours. This trial showed that the maximally tolerable dose was 900 mg, which can be administered twice per week. Pharmacokinetic and pharmacodynamic data from this trial suggest that prior requirements for treatment by continuous IV infusion can be eliminated by these more convenient dosing regimens.

Tesetaxel

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company, Limited. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients.

We have initiated several new clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer, and melanoma. These trials are currently open to enrollment at major cancer centers around the world.

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

The FDA has also designated tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. We routinely file for both Fast Track and Orphan Drug designations, or similar designations in applicable territories, for diseases that fulfill regulatory requirements for such designation.

Tesetaxel Background Information

Tesetaxel is a structurally novel oral semi-synthetic taxane. Taxanes, such as paclitaxel (Taxol®) and docetaxel (Taxotere®), are mainstays of modern anticancer therapy. These drugs are believed to kill cancer cells by disrupting critical proteins that maintain the structure of cancer cells. More recent research suggests that they may also disrupt the blood supply to malignant tumors (i.e., an “antiangiogenic” effect). Because of their antitumor efficacy, taxanes are the most widely used class of drugs for treatment of patients with advanced cancer.

Certain taxanes have been approved by the FDA for the treatment of breast, lung, ovarian, gastric, and prostate cancers. However, all currently approved taxanes require IV infusion under close medical supervision due to a high level of toxicity.  For example, both paclitaxel and docetaxel can cause severe, occasionally fatal hypersensitivity reactions, which require pre-medication with corticosteroids and antihistamines to ameliorate their severity. Other serious reactions associated with taxanes include long-lasting damage to peripheral nerves (neuropathy).

With tesetaxel, we hope to provide patients with an oral taxane that retains the broad anticancer activity of the IV drugs, while providing substantially improved safety. Tesetaxel is administered by mouth, which obviates the risk of taxane-related hypersensitivity reactions and the need for associated premedications and extended medical and nursing observation. Oral dosing provides a high level of convenience for patients, physicians and nurses, and increases dosing flexibility.

Tesetaxel Mechanisms of Action and Preclinical Studies

Tesetaxel stabilizes cytoskeletal structures known as microtubules. This effect induces potent cancer killing effects in a wide range of tumor cell types. Microtubule stabilization occurs when tesetaxel binds the beta-tubulin subunit in assembled microtubules, thus “locking” them in place.

Preclinical studies have shown that tesetaxel inhibited tubulin depolymerization, which resulted in the inhibition of mitosis by arresting tumor cells at G2/M phase. The cytotoxic activity of tesetaxel against various types of human tumor cell lines was about 10-fold and 3-fold greater than paclitaxel and docetaxel, respectively. In particular, tesetaxel exhibited much greater cytotoxicity against multidrug-resistant cell lines that constitutively over-expressed a substance know as the P-glycoprotein, or Pgp. Pgp acts as a pump that can rapidly eliminate drugs such as taxanes from inside cancer cells, thereby markedly reducing their effectiveness. Over-expression of Pgp is a major cause of so-called “multidrug resistance”, and high levels of Pgp in cancer cells are linked to a lack of clinical sensitivity to standard taxanes. However, tesetaxel is not susceptible to Pgp, and as such can be used in cancers that are generally considered unresponsive to standard taxanes. Experimentally, the anti-tumor activity of tesetaxel against Pgp-expressing cells was greater than paclitaxel and docetaxel both in vitro and in vivo.

Tesetaxel Clinical Development

Tesetaxel has already been studied in a number of Phase 1 and Phase 2 studies, encompassing more than 300 patients. Preliminary activity has been observed in patients with advanced gastric cancer and advanced breast cancer. In these studies, the most common side-effect was neutropenia, a hematological disorder characterized by a low number of white blood cells. We have identified priority indications for clinical development, including gastric, prostate, breast and bladder cancer, and we have initiated new or confirmatory trials in each of these diseases.

We believe that gastric cancer may represent the best opportunity for regulatory approval. Accordingly, we have designed a prospective, randomized, Phase 3 trial, and we have discussed this trial with regulatory authorities in the United States, Europe, and Japan. Pending completion of these discussions, adequacy of funding, and other matters, we believe this trial can be initiated in the second half of 2011. A positive result from this trial that yields regulatory approval may enable us to commercially launch tesetaxel by 2014.

Ganite®

Ganite® as a Treatment for Cancer-Related Hypercalcemia

On October 6, 2003, we began marketing Ganite® for the treatment of cancer-related hypercalcemia. Ganite® is our first drug to receive marketing approval. The principal patent covering the use of Ganite® for its approved indication, including potential extensions under Hatch-Waxman provisions in the U.S., expired in April 2005.

Hypercalcemia is a life-threatening condition caused by excessive buildup of calcium in the bloodstream, which may occur in up to 20% of cancer patients. Gallium nitrate was originally studied by the National Cancer Institute, or NCI, as a new type of cancer chemotherapy. More than 1,000 patients were treated in Phase 1 and Phase 2 trials, and the drug showed promising antitumor activity against NHL, bladder cancer and other diseases. In the course of these studies, gallium nitrate was also shown to strongly inhibit bone resorption. Gallium nitrate underwent additional clinical testing and was approved by the FDA in 1991 as a treatment for cancer-related hypercalcemia. Lower doses of Ganite® were also tested in patients with less severe bone loss, including bone metastases, a cancer that has spread to bone, Paget’s disease, an affliction of older patients that causes pain and disability, and osteoporosis.

Side effects of Ganite® include nausea, diarrhea and kidney damage. A complete listing of Ganite®’s side effects is contained in the product’s Package Insert that has been reviewed and approved by the FDA.

Other Pipeline Products and Technology Platforms

Oral Gallium-Containing Compounds

We have sought to develop novel formulations of gallium-containing compounds that can be taken orally and that will have extended patent protection. Such formulations might be useful for diseases in which long-term low-dose therapy is deemed desirable, such as bone metastases, Paget’s disease and osteoporosis. A number of candidate formulations have been developed in this collaboration. In August 2007, we submitted an Investigational New Drug Application, or IND, to the Endocrinologic and Metabolic Drugs Division of the FDA for an experimental compound known as G4544. G4544 is a new tablet formulation that enables oral absorption of the active ingredient contained in Ganite®. We were not satisfied with results obtained with G4544 and have decided to pursue further discovery work. Several patents related to new gallium-containing products have been filed or issued. These patents and filings provide for claims of compositions and uses of gallium compounds that can be taken by mouth over extended periods for treatment of skeletal diseases as well as other indications.

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

We own or have licensed patents and applications to numerous aspects of oligonucleotide technology, including novel compositions of matter, methods of large-scale synthesis, methods of controlling gene expression and methods of treating disease.

We have licensed several U.S. patents relating to the composition and methods of use related to  Genasense® from the University of Pennsylvania. Related ex-U.S. patent applications have been issued or are pending. The most important of these “composition of matter” patents in the U.S. expires in 2015. We believe this patent may be eligible for up to 5 years of extension under Waxman-Hatch provisions, (i.e. to 2020). We also own U.S. patent applications relating to methods of using Genasense® that are expected to expire in 2020 and 2026, all of which have corresponding foreign patent applications and granted patents.

We licensed certain rights licensed from the U.S. NIH that covered phosphorothioate antisense oligonucleotides. However, this patent expired in 2010.  We did not pay royalties on sales from any products under this patent and we do not believe its expiration will have a material adverse impact on our overall intellectual property position for Genasense®.

Tesetaxel, its potential uses, composition, and methods of manufacturing are covered under a variety of patents licensed exclusively from Daiichi Sankyo Company, Limited. We believe that composition-of-matter claims on tesetaxel extend to at least 2020 in the U.S. and Europe and to 2022 in Japan. A number of other patents have been filed worldwide for this compound. We have also filed several patents on manufacturing methods and compositions of intermediate compounds formed during manufacturing processes.

The principal patent covering the use of Ganite® for its approved indication, including extensions expired in April 2005. We have filed several applications on novel gallium-containing compounds. At least two of these patents have been issued in the U.S.

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

License Agreements

Our license agreement with the University of Pennsylvania, dated August 1, 1991, as most recently amended on October 23, 2003, has a term for the duration of our royalty obligations to the University of Pennsylvania.  We are required to pay royalties to the University of Pennsylvania until the later of 12 years from (i) the date of first commercial sale of licensed product (which has not yet occurred) or (ii) the date of expiration of the last to expire licensed patent with a valid claim covering the licensed product (which is currently scheduled to expire in 2015).  We may terminate this agreement upon notice to the University of Pennsylvania.  The University of Pennsylvania may terminate this agreement upon an event of default that we have not cured.  The royalty rate that we may be obligated to pay to the University of Pennsylvania ranges from 2% to 4% of the net sales price, with an additional royalty for compensation we receive from any sublicense of our rights under this agreement.  We also may be required to pay certain milestone payments and certain additional fees in the aggregate of $4,770,000 contingent upon certain preclinical, clinical and regulatory events. The aggregate payments we made to the University of Pennsylvania under this agreement from the date of execution of the agreement through December 31, 2010 are approximately $1.4 million.

Our license agreement with Daiichi Sankyo Company, Limited, dated March 7, 2008, has a term that continues until when we have no remaining royalty payment obligations to Daiichi Sankyo.  Either party may terminate the agreement as a result of a material breach by the other party. The royalty rate that we may be obligated to pay to Daiichi Sankyo ranges in the low to mid teens of aggregate annual net sales, on a sliding scale depending on sales volume. We are required to pay royalties to Daiichi Sankyo on a country-by-country basis until the later of (i) 10 years from the first commercial sale of such product in such country (which has not yet occurred) or (ii) expiration of the last to expire issued patent (or pending patent application) within the Daiichi Sankyo patents with a valid claim covering such product in such country (which is currently scheduled to expire in 2020).  We also may be required to pay certain milestone payments in the aggregate of $68,000,000 contingent upon certain clinical thresholds and a number of regulatory approvals. The aggregate payments we made to Daiichi Sankyo under the agreement from the date of execution of the agreement through December 31, 2010 were $3.5 million.

Research and Development

In addition to our current focus in the areas described above, we continually evaluate our programs in light of the latest market information and conditions, the availability of third party funding, technological advances, financial liquidity and other factors. As a result of such evaluations, we change our product development plans from time to time and anticipate that we will continue to do so. We recorded research and development expenses of $10.0 million during the year ended December 31, 2010 and $15.1 million during the year ended December 31, 2009.

Sales and Marketing

Currently, we do not have a sales force. At the present time, we do not contemplate rebuilding a sales and marketing infrastructure in the United States absent favorable regulatory decisions on at least one of our products. For international product sales, we may distribute our products through collaborations with third parties.

On March 6, 2007, we entered into a distribution and supply agreement with IDIS Limited (a privately owned company based in the United Kingdom). The term of the agreement lasts for three years with automatic one-year renewals unless adequate notice of intent not to renew is provided by either party. This agreement was renewed pursuant to its terms through March 6, 2012. The agreement will continue on a product-by-product and country-by-country basis until that product has been granted a marketing authorization for an indication within that country of the territory and we have provided written notice of termination for such product in that country. We may terminate this agreement upon notice to IDIS. Either party may terminate the agreement (i) as a result of a material breach by the other party, (ii) upon the other party’s bankruptcy, insolvency, liquidation, or similar events, (iii) upon any distrait, execution or other process levied or enforced against the property of the other party, or (iv) in the event the other party ceases, or threatens to cease to carry on its business. There are no minimum purchase requirements, but we pay IDIS certain scheduled pricing for product that we order. The amount we pay to IDIS is reflected in our results of operations for each respective period.

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

We currently rely on third parties to manufacture our products. We have a manufacturing and supply agreement with Avecia Biotechnology, Inc., or Avecia, a leading multinational manufacturer of pharmaceutical products, to supply quantities of Genasense®. This agreement renews automatically at the end of each year, unless either party gives one-year notice. We are not obligated to purchase further drug substance from Avecia prior to approval of Genasense®. We believe this agreement is sufficient for our production needs with respect to Genasense®. Avecia was recently purchased by Nitto Denko Corporation, Japan’s leading diversified materials manufacturer. At present, we do not believe this transfer of ownership will materially affect the supply of Genasense®.

For Ganite®, we have a manufacturing and supply agreement with Johnson Matthey Inc. that renews automatically at the end of each year, unless either party gives one-year notice. Under the agreement, we will purchase a minimum of 80% of our requirements for quantities of Ganite®; however, there are no minimum purchase requirements.

For tesetaxel, we have purchased all remaining quantities of bulk drug substance and finished capsules from Daiichi Sankyo Company, Limited. This quantity totals approximately 11,000 drug doses, an amount that we project will be sufficient for our projected needs for at least the next 2 years. We are currently evaluating new suppliers of both bulk drug substance and finished goods with the intent of completely replacing the supply chain that was previously used to manufacture this compound.

The raw materials that we require to manufacture our drugs are available only from a few suppliers. Under the terms of our manufacturing and supply agreement, Avecia is responsible for procuring the raw materials needed to manufacture Genasense®. We believe that we have adequately addressed our needs for suppliers of raw materials to manufacture Genasense®, tesetaxel and Ganite® and to meet future customer demand.

Human Resources

  As of December 31, 2010, we had 22 employees, 8 of whom hold doctoral degrees. As of that date, there were 14 employees engaged in research, development and other technical activities and 8 in administration. None of our employees are represented by a union. Most of our management and professional employees have had prior experience and positions with pharmaceutical and biotechnology companies. We believe we maintain satisfactory relations with our employees and have not experienced interruptions of operations due to employee relations issues.

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

Depending upon the nature of the trial results, a company may then elect to discuss the results with regulatory authorities, such as the FDA. If the company believes the data may warrant consideration for marketing approval of the drug, the results of the preclinical and clinical testing, together with chemistry, manufacturing and control information, are then submitted to the FDA for a pharmaceutical product in the form of an NDA. In responding to an NDA, biologics license application or premarket approval application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that the approvals that are being sought or may be sought by us in the future will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which we are seeking approval or will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Phase 3b trials are conducted after submission of a NDA, but before the product's approval for market launch. Phase 3b trials may supplement or complete earlier trials, or they may seek different kinds of information, such as quality of life or marketing. Phase 3b is the period between submission for approval and receipt of marketing authorization.

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

Presently, with no further financing, we project that we will run out of funds in the third quarter of 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

We cannot assure you that our product candidates will receive FDA or EMA approval. For example, the recent results in the Phase 3 AGENDA trial of Genasense® in advanced melanoma were not sufficient to submit a NDA in the U.S., and our prior regulatory applications for Genasense® in melanoma were unsuccessful. Our NDA for Genasense® plus chemotherapy in patients with relapsed or refractory CLL was also unsuccessful.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statement for the year ended December 31, 2010 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

In October 2009, we announced that AGENDA did not show a statistically significant increase in its co-primary endpoint of PFS, or for secondary endpoints of overall response rate and disease control rate (which includes complete and partial responses, plus stable disease greater than 3 months duration).

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

We have a significant amount of debt.  As of December 31, 2010, we had a face amount of debt outstanding of $29.8 million, consisting of the face value of 2008 Notes of $1.9 million, the face value of April 2009 Notes of $0.2 million, the face value of July 2009 Notes issued in July 2009 of $36 thousand, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $2.5 million and the face value of March 2010 Notes of $25.1 million.

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

 Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices.  Conversion price resets were effected on October 9, 2010, January 1, 2011 and March 12, 2011. There are no other scheduled adjustments to the conversion prices of our convertible notes.

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

Our substantial amount of debt may prevent us from obtaining additional financing in the future or make the terms of securing such additional financing more onerous to us.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to December 31, 2010, we have incurred a cumulative net deficit of $1,197.7 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMA for commercial sale in one or more indications.

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

The cost to us of any litigation or proceeding relating to patent or license rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent or licensing litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on our ability to compete in the marketplace. Additionally, involvement in such proceedings could divert management attention from our operations.

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

We have devoted considerable resources to the development of potential antisense pharmaceutical products such as Genasense®, based upon oligonucleotide technology. Genasense® is our only antisense product to have been tested in humans. Tesetaxel has completed several clinical Phase 2 studies, and we plan to conduct additional clinical studies with the drug. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent our obtaining FDA or foreign regulatory approval for any indication. In addition, it is possible that research and discoveries by others will render our products obsolete or noncompetitive. Similar types of limitations apply to all our product candidates.

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

If we fail to obtain the necessary regulatory approvals, we cannot market and sell our products in the United States or in international markets.

The FDA in the United States and regulatory authorities in international markets impose substantial pre-market approval requirements on the introduction of pharmaceutical products. These requirements involve lengthy and detailed preclinical and clinical testing and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more depending upon the type, complexity and novelty of the product. We cannot apply for regulatory approval to market any of our products under development until preclinical and clinical trials on the product are successfully completed. Several factors could prevent successful completion or cause significant delays of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that the product is safe and effective for use in humans. If safety concerns develop, the FDA or international regulatory authorities could stop our trials before completion. We may not market or sell any product for which we have not obtained regulatory approval.

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

In September 2008, several of our stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08.  The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors, and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division.  On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009.  The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs’ brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. We are currently awaiting a decision from the Appellate Division on this matter. At this time, we cannot estimate when the Appellate Division will rule on the appeal. We intend to continue our vigorous defense of this matter.

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

We may implement a reverse stock split prior to December 31, 2011.

At a Special Meeting of Stockholders held on December 29, 2010, our stockholders authorized our Board of Directors to implement two reverse stock splits prior to December 31, 2011, with each stock split having an exchange ratio from 1-for-2 up to 1-for-100. We implemented a reverse stock split having a ratio of 1-for-50 on February 18, 2011. Our Board may decide to implement an additional reverse stock split prior to December 31, 2011.

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

At December 31, 2010, we had 3.3 million shares of common stock outstanding and 311.4 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, debt warrants, outstanding restricted stock units and shares issuable upon the exercise of purchase rights of our noteholders. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease approximately 25,000 square feet of office space in Berkeley Heights, New Jersey. Our annual rental costs for this space are approximately $0.7 million. Our lease on this space terminates in August 2015.

Item 3. Legal Proceedings

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

Item 4. Removed and Reserved

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From January 1, 2009 through July 13, 2009, our common stock traded on the OTC Bulletin Board under the symbol “GNTA.OB”, from July 14, 2009 through October 17, 2010, our common stock traded on the OTC Bulletin Board under the symbol “GETA.OB” and from October 18, 2010 through December 31, 2010, our common stock traded on the OTC Bulletin Board under the symbol “GNTA.OB”. The following table sets forth the high and low daily closing prices per share of our common stock for the periods indicated.

2009	High*	Low*
First Quarter	$77,500.00	$725.00
Second Quarter	$5,800.00	$1,350.00
Third Quarter	$5,750.00	$1,675.00
Fourth Quarter	$5,500.00	$415.00

2010
First Quarter	$647.00	$220.00
Second Quarter	$780.00	$176.50
Third Quarter	$186.00	$20.00
Fourth Quarter	$21.50	$0.98

* All figures have been retroactively adjusted to reflect all applicable reverse stock splits.

Holders

There were 50 holders of record of our common stock as of March 30, 2011. We estimate that there are approximately 21,900 beneficial owners of our common stock.

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

The following table compares total stockholder returns for Genta over the last five years to the NASDAQ Composite Index and the NASDAQ Biotechnology Index assuming a $100 investment made on December 31, 2005. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/05	12/06	12/07	12/08	12/09	12/10

Genta Incorporated	100.00	30.31	5.94	0.03	0.02	0.00007
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Any disclosure required by Item 701 of Regulation S-K has been previously disclosed in our Current Reports on Form 8-K.

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

The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to December 31, 2010, we have incurred a cumulative net deficit of $1,197.7 million. We expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications.

Our principal goal is to secure regulatory approval for the marketing of our products. For example, Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in various diseases. We have been especially interested in the development of Genasense® in three specific diseases: melanoma, chronic lymphocytic leukemia, referred to herein as CLL and non-Hodgkin’s lymphoma, referred to herein as NHL.

Our major recent initiative with Genasense® related to its potential use in patients with advanced melanoma. In 2009, we completed accrual to a Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. This trial, known as AGENDA, was a randomized, double-blind, placebo-controlled study in which patients were randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study used a tumor biomarker, (lactate dehydrogenase, or LDH) to identify patients who were most likely to respond to Genasense®. This selection was based on data we obtained from our preceding trial in melanoma. The co-primary endpoints of AGENDA were progression-free survival, or PFS, and overall survival.

As noted, AGENDA was designed based on data obtained from a similarly designed Phase 3 trial that was published in 2006. Results from that study showed that treatment with Genasense® plus dacarbazine compared with dacarbazine alone was associated with a statistically significant increase in the secondary endpoints of overall response, CR, durable response and PFS. However, the primary endpoint of overall survival approached but did not reach statistical significance (P=0.077) in the entire “intent-to-treat” population. Further analysis of this trial showed that there was a significant treatment interaction effect related to blood levels of LDH. Survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal. LDH had also been previously described by others as the single most important prognostic factor in advanced melanoma. Thus, the AGENDA trial sought to prospectively confirm these observations of potentially improved survival in this biomarker-defined patient population.

A total of 315 patients were enrolled into AGENDA. In October 2009, we announced that AGENDA did not show a statistically significant increase in its co-primary endpoint of PFS or for secondary endpoints of overall response rate and disease control rate (which includes complete and partial responses, plus stable disease greater than 3 months duration). However, the differences in PFS, overall response and disease control all numerically favored the group that received Genasense®.

As prospectively specified, AGENDA was statistically powered to detect an improvement in overall survival, which is a late endpoint. At the time the early endpoints of the study were released (i.e. PFS, response rate), the data on late endpoints of survival and durable response were too early to analyze. An analysis for futility, which was defined as greater than 50% conditional power to observe a statistically significant increase under the prospectively assumed hazard ratio of 0.69, was conducted for the co-primary endpoint of overall survival.  AGENDA passed this futility analysis, and an Independent Data Monitoring Committee recommended that the trial continue to completion for the determination of the overall survival endpoint. The safety profile in patients who received Genasense® plus dacarbazine in AGENDA was consistent with prior studies. Followup of all patients for survival will terminate on March 31, 2011. We currently project that the survival information will be available shortly thereafter. If the final analysis for overall survival is statistically significant, we believe that Genasense® could receive regulatory approval for marketing in this indication. Under such circumstance, we would confer with the FDA regarding resubmission of our New Drug Application, or NDA, regarding approval for treatment of patients with advanced melanoma.

We have conducted other trials of Genasense® in melanoma, including a Phase 2 trial of Genasense® plus chemotherapy consisting of Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) plus temozolomide (Temodar®). In this trial, we examined whether different dosing regimens could be used to improve convenience. We project that data from that trial will be presented in the second quarter of 2011.

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

We submitted a NDA to the FDA that proposed the use of Genasense® in combination with Flu/Cy for the treatment of patients with relapsed or refractory CLL who had previously received fludarabine. However, we received a “non-approvable” notice from the FDA in December 2006 for this NDA. Our appeals of this decision to the FDA were unsuccessful.

 In June 2008, we announced results from 5 years of follow-up on patients who had been accrued to the Phase 3 CLL trial. These data showed that patients treated with Genasense® plus chemotherapy who achieved either a CR or a partial response, also know as PR, also achieved a statistically significant increase in survival compared with patients treated with chemotherapy alone (median = 56 months vs. 38 months, respectively).  After 5 years of follow-up, 22 of 49 (45%) responders in the Genasense® group were alive compared with 13 of 54 (24%) responders in the chemotherapy-only group (hazard ratio = 0.6; P = 0.038). Moreover, with 5 years of follow-up, 12 of 20 patients (60%) in the Genasense® group who achieved CR were alive, 5 of these patients remained in continuous CR without relapse, and 2 additional patients had relapsed but had not required additional therapy. By contrast, only 3 of 8 CR patients in the chemotherapy-only group were alive, all 3 had relapsed, and all 3 had required additional anti-leukemic treatment. In the absence of a co-development partner to share expenses, we will not conduct a new study in CLL unless the survival results of the AGENDA trial are positive.

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company Limited. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients.

We have initiated several new clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer and melanoma. These trials are currently open to enrollment at major cancer centers around the world.

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

The FDA has also designated tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. We routinely file for both Fast Track and Orphan Drug designations, or similar designations in applicable territories, for diseases that fulfill regulatory requirements for such designation.

Our third pipeline project consists of the development of an oral gallium-containing compound. We completed a single-dose Phase 1 clinical study of one such compound (known as G4544[a]). We are currently developing additional experimental compounds of this class with the expectation that we can identify a lead compound for further clinical testing. Some of these compounds are currently being tested in animals to evaluate their oral absorption.

If we are able to identify a clinically and commercially acceptable formulation of an oral gallium-containing compound, we currently intend to evaluate whether an expedited regulatory approval may be possible. We believe a drug of this class may also be broadly useful for treatment of other diseases associated with accelerated bone loss. These illnesses include hypercalcemia, bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. We have supported research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs for patients with cystic fibrosis who have severe infections.

We are currently marketing Ganite® in the U.S., which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been low relative to original expectations in part due to our under-investment in its marketing for a small indication. Since Ganite® has now lost patent protection, we do not plan to substantially increase our investment in the drug. We believe the product has strategic importance for our franchise of gallium-containing compounds and we currently intend for Ganite® to remain on the market.

Results of Operations

	Summary Operating Results
	For the years ended December 31,
($ thousands)	2010	2009	2010 vs. 2009
Product sales - net	$257	$218	$39
Cost of goods sold	47	40	7
Gross margin	210	178	32

Operating expenses:
Research and development	10,015	15,144	(5,129)
Selling, general and administrative	9,764	17,233	(7,469)
Total operating expenses	19,779	32,377	(12,598)

Interest income and other income, net	544	3	541
Interest expense	(3,389)	(1,191)	(2,198)
Amortization of deferred financing costs and debt discount	(34,931)	(29,092)	(5,839)
Fair value – conversion feature liability	(55,813)	(19,040)	(36,773)
Fair value – warrant liability	(54,638)	(7,655)	(46,983)
Total other income/(expense), net	(148,227)	(56,975)	(91,252)

Loss before income taxes	(167,796)	(89,174)	(78,622)
Income tax benefit	497	2,873	(2,376)
Net loss	$(167,299)	$(86,301)	$(80,998)

Product sales - net

Product sales - net increased in 2010 to $257 thousand from $218 thousand in 2009, primarily due to a lower level of returns during 2010, partially offset by lower unit sales of Ganite® of 5% in 2010.

Cost of goods sold

During 2009, 37% of the units sold of Ganite® were from product that had been previously accounted for as excess inventory; however, a lower level of product returns during 2010 resulted in a similar gross margin percentage in both years.

Research and development expenses

Research and development expenses declined to $10.0 million in 2010, compared with $15.1 million in 2009, primarily due to lower expenses resulting from lower spending on the AGENDA clinical trial and lower share-based compensation expense of $2.2 million recorded in 2010. During 2009, with the establishment of the 2009 Stock Incentive Plan, or the 2009 Plan, and implementation of two Equity Award Exchange programs, outstanding stock option awards granted under the 1998 Non-Employee Directors Plan, as amended, and 1998 Stock Incentive Plan, as amended, were exchanged for grants of new restricted stock units, or RSUs. Incremental compensation cost for the new RSUs was measured as the excess of the fair value of the RSUs over the fair value of the stock option awards on the date of exchange. Share-based compensation expense recognized for the year ended December 31, 2010 was $1.7 million and for the year ended December 31, 2009 was $3.9 million, for those employees categorized as research and development.

Research and development expenses incurred on the tesetaxel project in 2010 were approximately $5.0 million, representing 50% of research and development expenses in 2010, and research and development expenses incurred on the Genasense® project in 2010 were approximately $3.9 million, representing 39% of research and development expenses in 2010. During 2009, expenses incurred on the Genasense® project were approximately $12.9 million, representing 85% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $9.8 million in 2010, compared with $17.2 million in 2009, primarily due to a reduction in share-based compensation expense. Share-based compensation expense recognized for the year ended December 31, 2010 was $2.7 million and for the year ended December 31, 2009 was $9.4 million, for employees categorized as selling, general and administrative.

Interest income and other income, net

In November 2010, we were awarded cash grants totaling approximately $489 thousand under the U.S. Government's Qualifying Therapeutic Discovery Project program.  The awards are intended for projects designed to treat or prevent diseases by conducting studies for the purpose of securing approval from the FDA.

Interest expense

Interest expense of $3.4 million for the year ended December 31, 2010 increased from $1.2 million for the year ended December 31, 2009, primarily due to the inclusion of interest on the March 2010 Notes.

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount of $34.9 million during 2010 increased from $29.1 million during 2009 primarily due to the inclusion of amortization related to our March 2010 Notes and a full year’s worth of amortization related to our September 2009 Notes, mostly offset by lower amortization on the 2008 Notes resulting from a lower amount of notes outstanding.

Fair value – conversion feature liability

On March 9, 2010, we issued $25 million of units, or the 2010 Units, each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note, or the B Notes, (ii) 40% of a senior unsecured convertible note, or the C Notes and (iii) 20% of a senior secured convertible note, or the D Notes.  In connection with the sale of the 2010 Units, we also issued warrants, or the Debt Warrants, to purchase senior unsecured convertible notes, or the E Notes, in an amount equal to 40% of the purchase price paid for each such 2010 Unit. On March 17, 2010, March 22, 2010 and April 9, 2010, four investors who had participated in our April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire senior unsecured convertible notes, or the F Notes, of $1.0 million. On May 6, 2010 and May 10, 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, E Notes for $1.1 million. The B Notes, C Notes, D Notes, E Notes and F Notes are referred to as the March 2010 Notes.

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

On March 9, 2010, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the March 2010 Notes of $263.5 million and expensed $238.5 million, the amount that exceeded the proceeds of the $25.0 million from the closing. On March 17, 2010, March 22, 2010 and April 9, 2010 in connection with the issuance of $1.0 million in F Notes, the conversion features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.4 million. On May 6, 2010 and May 10, 2010, in connection with the $1.1 million issuance of E Notes, the conversion features of the E Notes were recorded as a derivative liability of $7.5 million, resulting in an expense of $6.4 million.

At the Annual Meeting of Stockholders of Genta Incorporated held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-100 shares on July 9, 2010 and the reverse stock split became effective on August 2, 2010. The approval of the reverse stock split resulted in the Company having enough shares to accommodate the potential number of shares underlying the March 2010 Notes. The fair value of the conversion feature liability of the March 2010 Notes was re-measured at July 9, 2010 at $81.8 million and credited to permanent equity, resulting in expense of $55.8 million for the year ended December 31, 2010.

In the prior-year period, in April 2009, we issued approximately $6 million of April 2009 Notes and corresponding warrants to purchase common stock. When we issued the April 2009 Notes, there were an insufficient number of authorized shares of common stock in order to permit conversion of all of the notes. The conversion feature liability of the April 2009 Notes was marked-to-market until there were enough shares of common stock in order to permit conversion of all the April 2009 Notes, resulting in expense of $19.0 million for the year ended December 31, 2009.

Fair value – warrant liability

In March 2010, in addition to issuing Debt Warrants, we also issued March 2010 Warrants to holders of our outstanding 2008 Notes to extend the maturity of those notes from June 9, 2010 to June 9, 2011. The March 2010 Warrants allow the holder to purchase the same number of shares of our common stock issuable upon conversion of our 2008 Notes. The Debt Warrants and the March 2010 Warrants were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued up until the reverse stock split was implemented in August 2010.

In December 2010, we extended the maturity date of our outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of our common stock issuable upon conversion of our 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection. Warrants with anti-dilution protection are accounted for as liabilities and are marked-to-market throughout their lives. Some of the warrants were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model and re-measured at $35.9 million on July 9, 2010 and credited to permanent equity, resulting in expense of $35.9 million for the year ended December 31, 2010. The March 2010 Warrants and December 2010 Warrants will be marked-to-market over the life of the warrants, and based upon a Black-Scholes valuation model, expense of $18.7 million was recorded for the year ended December 31, 2010.

In the prior-year period, the warrants that were issued with the April 2009 Notes were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The warrant liability was marked-to-market until there were enough shares of common stock in order to permit conversion of all of the warrants issued with the April 2009 Notes, resulting in expense of $7.7 million for the year ended December 31, 2009.

Income tax benefit

New Jersey has legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. We sold portions of our New Jersey net operating losses and research and development credits for $0.5 million in 2010, and for $2.9 million in 2009, which are recognized as income tax benefit. New Jersey reduced the size of this program in 2010, resulting in the lower amount that we received.

If still available under New Jersey law, we will attempt to sell our remaining tax losses in 2011. We cannot be assured that the New Jersey program will continue next year, nor can we estimate what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money will be received in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

Net loss

Genta recorded a net loss of $167.3 million, or net loss per basic and diluted share of $246.04, for 2010 and a net loss of $86.3 million, or net loss per basic and diluted share of $4,200.99, for 2009. All common share and per common share data in this Annual Report on Form 10-K have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to the reverse stock splits.

The higher net loss for 2010 was primarily due to higher expenses from marking to market the conversion feature liabilities of our notes and our warrant liabilities, as well as increased amortization of financing costs and debt discount and higher interest expense. These increases were slightly offset by lower share-based compensation and lower research and development expenses.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

●
Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2010 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

●	Estimate of fair value of convertible notes and warrants. We use a Black-Scholes model to estimate the fair value of our convertible notes and warrants.

●
Valuation of RSUs. RSUs are recognized in the Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents totaling $12.8 million, compared with $1.2 million at December 31, 2009, reflecting our March 2010 financing offset by funds used in operating our company.

During the year ended December 31, 2010, cash used in operating activities was $14.3 million compared with $21.5 million for the same period in 2009, reflecting lower expenses resulting from lower spending on the AGENDA clinical trial and lower expenses resulting from the reduced size of our company.

In March 2010 and April 2010, we raised $25.8 million from the sale of various convertible notes and debt warrants. Presently, with no further financing, we project that the Company will run out of funds in the third quarter of 2011. As of December 31, 2010, we had convertible notes with face value of $4.4 million maturing in September 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Contractual Obligations

Future contractual obligations at December 31, 2010 are as follows ($ thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Uncertain tax positions*	$953	$953	$-	$-	$-
Operating lease obligations	3,166	700	2,017	449	-
Office settlement lease obligation	1,950	86	257	1,607	-
Maturity of convertible notes	29,781	4,422	25,359	-	-
Total	$35,850	$6,161	$27,633	$2,056	$-
* see Note 11 to the Consolidated Financial Statements

Virtually all of the operating lease obligations result from our lease of approximately 25,000 square feet of office space in Berkeley Heights, New Jersey. Our lease on this space terminates in August 2015. In addition, as part of an amendment of our lease for office space with our landlord, we are due to pay an office settlement lease obligation of $1.9 million over the term of the lease, including a final payment of $1.6 million in August 2015.

Our 2008 Notes mature on September 4, 2011, our April 2009 Notes mature on April 2, 2012, our July 2009 Notes mature on July 7, 2011, our September 2009 Notes and July 2009 Notes issued in September  mature on September 4, 2011 and our March 2010 Notes mature on March 9, 2013, (see Note 10 to the Consolidated Financial Statements). Holders of the notes have the right, but not the obligation, to convert their notes, or a portion of their notes, into shares of Genta common stock at a conversion rate of $0.16 per share, adjusted for the 1-for-50 reverse stock split implemented in February 2011. The amount in the table above, $29.8 million, is the face value of convertible notes outstanding at December 31, 2010. This amount would be due on their respective maturity dates assuming no voluntary conversions by noteholders prior to the maturity date. As of March 30, 2011, our total outstanding face value of all of the notes listed above is $31.8 million.

Not included in the above table are any Genasense® bulk drug purchase obligations to Avecia per the terms of the Manufacturing and Supply Agreement entered into between Avecia and Genta in May 2008. The agreement calls for Genta to purchase a percentage of its global Genasense® bulk drug requirements from Avecia during the term of the agreement. Due to the uncertainties regarding the timing of any Genasense® approval and sales/volume projections, specific obligation amounts cannot be estimated at this time. Due to past purchases of Genasense® bulk drug substance, the Company has access to sufficient drug for its current needs. In addition, not included in the above table are potential milestone payments to be made to other suppliers of services, since such payments are contingent on the occurrence of certain events.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of December 31, 2010. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 8. Financial Statements and Supplementary Data

Genta Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Genta Incorporated and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows from operations and current maturities of convertible notes payable raise substantial doubt about its ability to continue as a going concern.  Management’s plans considering these matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments to the 2009 consolidated financial statements to retrospectively apply the adjustments described in Note 1 for the one-for-one hundred reverse stock split which became effective on August 2, 2010, and for the one-for-fifty reverse stock split which became effective on February 18, 2011.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 consolidated financial statements taken as a whole.

/s/ EisnerAmper LLP

Edison, New Jersey
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genta Incorporated and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the changes described in Note 1 for the one-for-one hundred reverse stock split which became effective on August 2, 2010, and for the one-for-fifty reverse stock split which became effective on February 18, 2011, the accompanying consolidated balance sheet of Genta Incorporated and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  The 2009 consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, before the effects of the adjustments to retrospectively apply the changes described in Note 1, the 2009 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the reverse stock splits described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by EisnerAmper LLP.

/s/ Amper, Politziner & Mattia, LLP

Edison, New Jersey
March 29, 2010

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)
	December 31,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$12,835	$1,216
Accounts receivable - net of allowances of $21 at December 31, 2010
and $23 at December 31, 2009	-	2
Receivable on sale of New Jersey tax losses	-	2,873
Inventory (Note 5)	31	81
Prepaid expenses and other current assets	890	971

Total current assets	13,756	5,143

Property and equipment, net (Note 7)	334	205
Deferred financing costs (Note 10)	1,459	6,881

Total assets	$15,549	$12,229

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses (Note 8)	$5,813	$8,829
Note payable (Note 9)	421	-
Convertible notes due June 9, 2010, $1,787 outstanding, net of
debt discount of ($115) at December 31, 2009 (Note 10)	-	1,672
Convertible notes due July 7, 2011, $36 outstanding, net of
debt discount of ($36) at December 31, 2010 (Note 10)	-	-
Convertible notes due September 4, 2011, $4,386 outstanding, net of
debt discount of ($4,386) at December 31, 2010 (Note 10)	-	-

Total current liabilities	6,234	10,501

Long-term liabilities:
Office lease settlement obligation (Note 6)	1,872	1,979
Convertible notes due April 2, 2012, $229 outstanding, net of debt discount of ($229) at December 31, 2010 and $4,452 outstanding,
net of debt discount of ($3,150) at December 31, 2009 (Note 10)	-	1,302
Convertible notes due July 7, 2011, $751 outstanding, net of
debt discount of ($570) at December 31, 2009 (Note 10)	-	181
Convertible notes due September 4, 2011, $7,000 outstanding, net of
debt discount of ($5,872) at December 31, 2009 (Note 10)	-	1,128
Convertible notes due March 9, 2013, $25,130 outstanding, net of
debt discount of ($25,130) at December 31, 2010 (Note 10)	-	-
Warrant liability (Note 10)	18,738	-

Total long-term liabilities	20,610	4,590

Commitments and contingencies (Note 15)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value;
8 shares issued and outstanding, liquidation value of $385
at December 31, 2010 and December 31, 2009, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value;
0 shares issued and outstanding at December 31, 2010
and December 31, 2009, respectively	-	-
Common stock, $.001 par value; 100,000,000 and 6,000,000 shares authorized,
3,306 and 39 shares issued and outstanding at December 31, 2010
and December 31, 2009, respectively (Note 12)	3	-
Additional paid-in capital	1,186,428	1,027,565
Accumulated deficit	(1,197,726)	(1,030,427)

Total stockholders' deficit	(11,295)	(2,862)

Total liabilities and stockholders' deficit	$15,549	$12,229

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2010	2009

Product sales - net	$257	$218
Cost of goods sold	47	40
Gross margin	210	178

Operating expenses:
Research and development	10,015	15,144
Selling, general and administrative	9,764	17,233
Total operating expenses	19,779	32,377

Other income/(expense), net:
Interest income and other income, net	544	3
Interest expense	(3,389)	(1,191)
Amortization of deferred financing costs and debt discount (Note 10)	(34,931)	(29,092)
Fair value - conversion feature liability (Note 10)	(55,813)	(19,040)
Fair value - warrant liability (Note 10)	(54,638)	(7,655)
Total other income/(expense), net	(148,227)	(56,975)

Loss before income tax benefit	(167,796)	(89,174)
Income tax benefit (Note 11)	497	2,873
Net loss	$(167,299)	$(86,301)

Net loss per basic and diluted share	$(246.04)	$(4,200.99)
Shares used in computing net loss per
basic and diluted share	680	21

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2010 and 2009

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2009	8	$-	2	$-	$939,262	$(944,126)	$(4,864)

Net loss	-	-	-	-	-	(86,301)	(86,301)

Issuance of common stock on voluntary conversion of convertible notes	-	-	27	-	17,561	-	17,561

Issuance of shares upon exercise of warrants	-	-	0	-	175	-	175

Issuance of common stock as part of July 2009 and September 2009 financings	-	-	8	-	15,916	-	15,916

Impact of April 2009 Note Offering - adjustment of conversion price on 2008 Notes	-	-	-	-	4,691	-	4,691

Transfer of deferred warrant asset to paid-in-capital	-	-	-	-	4,016	-	4,016

Transfer of warrant liability to paid-in-capital	-	-	-	-	7,655	-	7,655

Transfer beneficial conversion feature to paid-in-capital	-	-	-	-	24,990	-	24,990

Vesting of restricted stock	-	-	2	-	-	-	-

Stock-based compensation expense	-	-	-	-	13,299	-	13,299
Balance at December 31, 2009	8	-	39	-	1,027,565	(1,030,427)	(2,862)

Net loss	-	-	-	-	-	(167,299)	(167,299)

Issuance of common stock on voluntary conversion of convertible notes	-	-	3,261	3	17,408	-	17,411

Issuance of common stock on settlement of class action lawsuit	-	-	-	-	700	-	700

Adjustment of conversion prices on outstanding Notes	-	-	-	-	18,712	-	18,712

Transfer of warrant liability to paid-in-capital	-	-	-	-	35,900	-	35,900

Transfer beneficial conversion feature to paid-in-capital	-	-	-	-	81,793	-	81,793

Vesting of restricted stock	-	-	6	-	-	-	-

Stock-based compensation expense	-	-	-	-	4,350	-	4,350

Balance at December 31, 2010	8	$-	3,306	$3	$1,186,428	$(1,197,726)	$(11,295)

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2010	2009

Operating activities:
Net loss	$(167,299)	$(86,301)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	147	147
Loss on disposition of equipment	-	3
Amortization of deferred financing costs and debt discount (Note 10)	34,931	29,092
Share-based compensation (Note 13)	4,350	13,299
Provision for sales returns	-	143
Sale of New Jersey tax losses - proceeds received in 2010	-	(2,873)
Change in fair value - conversion feature liability (Note 10)	55,813	19,040
Change in fair value - warrant liability (Note 10)	54,638	7,655
Changes in operating assets and liabilities:
Accounts receivable	2	-
Receivable on sale of New Jersey tax losses	2,873	-
Inventory	50	40
Prepaid expenses and other current assets	81	2
Accounts payable and accrued expenses	104	(1,699)
Net cash and cash equivalents used in operating activities	(14,310)	(21,452)
Investing activities:
Release of restricted cash deposits (Note 4)	5,008	-
Interest earned on restricted cash deposits (Note 4)	(8)	-
Purchase of property and equipment	(276)	(55)
Net cash and cash equivalents (used in) provided by investing activities	4,724	(55)
Financing activities:
Net proceeds from sales of convertible notes, common stock and warrants (Note 10)	25,784	17,640
Net proceeds from exercise of warrants (Note 10)	-	175
Deposits in restricted cash account (Note 4)	(5,000)	-
Issuance of note payable (Note 9)	531	-
Repayments of note payable	(110)	-
Net cash and cash equivalents provided by financing activities	21,205	17,815
Decrease/(increase) in cash and cash equivalents	11,619	(3,692)
Cash and cash equivalents at beginning of year	1,216	4,908
Cash and cash equivalents at end of year	$12,835	$1,216

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010 and 2009

1.	Reverse Stock Splits

At the Annual Meeting of Stockholders of Genta Incorporated (“Genta” or the “Company”) held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-100 shares and the reverse stock split became effective on August 2, 2010. At a Special Meeting of Stockholders of the Company on December 29, 2010, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2011, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-100. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-50 shares and the reverse stock split became effective on February 18, 2011. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to the reverse stock splits.

2.	Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. As of December 31, 2010, the Company had a net deficit of $1,197.7 million. Cash and cash equivalents as of December 31, 2010 were $12.8 million. The Company has historically financed its activities from the sale of shares of common stock, convertible notes, warrants and proceeds from partnerships with other companies.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 9, 2010, the Company issued $25 million of units consisting of $20 million of various senior unsecured convertible notes and $5 million of senior secured convertible notes. In connection with the sale of the units, the Company also agreed to issue warrants in an amount equal to 40% of the purchase price paid for each such unit. The Company had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million secured notes. This security was released in December 2010. In March 2010 and April 2010, four investors who had participated in the Company’s April 2009 financing exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire convertible notes of $1.0 million.

Presently, with no further financing, the Company projects that it will run out of funds in the third quarter of 2011. As of December 31, 2010, the Company had convertible notes with face value of $4.4 million maturing in September 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. The Company currently does not have any additional financing in place. If it is unable to raise additional funds, it could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, or sell certain assets. There can be no assurance that the Company can obtain financing, if at all, on terms acceptable to it.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

3.	Summary of Significant Accounting Policies

Accounting Standards Updates

In April 2010, the FASB issued ASU 2010-17 related to revenue recognition under the milestone method.  The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows, or financial position.

Accounting Standards Updates Not Yet Effective

In December 2010, the FASB issued ASU 2010-27 to address questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or the Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  Pharmaceutical manufacturers and importers with less than $5 million in annual sales are exempt from the annual fee.  The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

Other Accounting Standards Updates not effective until after December 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income and other matters in making this assessment. The Company reviewed its deferred tax assets and at both December 31, 2010 and December 31, 2009, recorded a valuation allowance to reduce these assets to zero to reflect that, more likely than not, they will not be realized. Utilization of the Company’s net operating loss (“NOL”) and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company's policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Consolidated Statements of Operations.

Restricted Stock Units and Stock Options

Restricted stock units (“RSUs”) and stock options are recognized in the Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. During 2009, with the implementation of two Equity Award Exchange programs, outstanding stock option awards granted under the 1998 Non-Employee Directors Plan, as amended, and 1998 Stock Incentive Plan, as amended, were exchanged for grants of new RSUs under the Company’s 2009 Stock Incentive Plan. The incremental compensation cost for the new RSUs was measured as the excess of the fair value of the RSUs over the fair value of the exchanged stock option awards on the date of exchange. The incremental compensation cost of the RSUs is being recognized over the vesting period of the RSUs. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 13 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Deferred Financing Costs

In conjunction with the issuance of the 2008 Notes, the April 2009 Notes, the July 2009 Notes, the September 2009 Notes and March 2010 Notes (as described in Note 10 to the Consolidated Financial Statements), the Company incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through their respective maturity dates. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated.  The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes option-pricing model.

Net Loss Per Common Share

Net loss per common share for the years ended December 31, 2010 and 2009, are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for both periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. At December 31, 2010, the potentially dilutive securities include 311 million shares reserved for the conversion of convertible notes, convertible preferred stock, vesting of RSUs and the exercise of outstanding warrants and purchase rights. At December 31, 2009, the potentially dilutive securities totaled 5 million shares.

4.	Restricted Cash

Restricted cash represents funds received from the March 2010 financing that were placed in a blocked account as collateral security for the D Notes (as defined in Note 10 to the Consolidated Financial Statements). In December 2010, holders of D Notes agreed to release their security interest and the Company received $5.0 million.

5.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	December 31,
	2010	2009
Raw materials	$24	$24
Work in process	-	-
Finished goods	7	57
	$31	$81

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

6.	Office Lease Obligation and Operating Leases

In March 2010, the Company entered into an amendment of its lease for office space with its landlord, whereby the lease for its office space in Berkeley Heights, New Jersey was extended until August 2015. In addition, as part of the amendment, the Company is due to pay an office settlement lease obligation over the life of the lease with $1.6 million due in August 2015.

Future minimum obligations under operating leases at December 31, 2010, are as follows ($ thousands):

2011	$786
2012	758
2013	758
2014	758
2015	2,056
$5,116

Annual rent expense incurred by the Company during both 2010 and 2009 was $0.7 million for each year.

7.	Property and Equipment, Net

Property and equipment is comprised of the following ($ thousands):

	Estimated	December 31,
	Useful Lives	2010	2009
Computer equipment	3	$1,980	$2,145
Software	3	2,940	3,214
Furniture and fixtures	5	896	898
Leasehold improvements	Life of lease	433	470
Equipment	5	51	51
		6,300	6,778
Less accumulated depreciation and amortization		(5,966)	(6,573)
		$334	$205

Depreciation and amortization expense was $147 thousand for both the year ended December 31, 2010 and the year ended December 31, 2009.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following ($ thousands):

	December 31,
	2010	2009
Accounts payable	$2,092	$3,152
Accrued compensation	283	1,212
Accrued interest	1,081	359
Reserve for settlement of litigation obligation	-	700
License obligations/Milestone payments to Daiichi Sankyo	-	1,000
State of New Jersey (AMA) tax liability	953	895
Other accrued expenses	1,404	1,511
	$5,813	$8,829

The carrying amount of accounts payable approximates fair value due to the short-term nature of these instruments.

9.	Note Payable

In October 2010, the Company issued a note payable to finance premiums for its corporate insurance policies of $0.5 million. Payments were scheduled for nine equal monthly installments. The note payable balance at December 31, 2010 was $0.4 million. The carrying amount of the note payable approximates fair value due to the short-term nature of this instrument.

10.	Convertible Notes and Warrants

On March 9, 2010, the Company issued $25 million of units (the “2010 Units”), each 2010 Unit consisting of (i) 40% of a senior unsecured convertible note (the “B Notes”), (ii) 40% of a senior unsecured convertible note (the “C Notes”) and (iii) 20% of a senior secured convertible note (the “D Notes”).  In connection with the sale of the 2010 Units, the Company also issued warrants (the “Debt Warrants”) to purchase senior unsecured convertible notes (the “E Notes”) in an amount equal to 40% of the purchase price paid for each such 2010 Unit. The Company had direct access to $20 million of the proceeds, and the remaining $5 million of the proceeds were placed in a blocked account as collateral security for the $5 million in principal amount of the D Notes. In December 2010, holders of D Notes agreed to release their security interest and the Company received the $5.0 million that had been in the blocked account. On March 17, 2010, March 22, 2010 and April 9, 2010, four investors who had participated in the Company’s April 2009 financing, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire senior unsecured convertible notes (the “F Notes”) of $1.0 million. On May 6, 2010 and May 10, 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, senior unsecured convertible notes (the “E Notes”) for $1.1 million. In October 2010, two investors exercised Debt Warrants of $4.0 million using a cashless exercise procedure and received E Notes of $3.6 million. The notes in all of the above transactions, (“the March 2010 Notes”), bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes to the holder, and as of December 31, 2010, were convertible into shares of Genta common stock at a conversion rate of $0.16.

Concurrent with the issuance of the 2010 units, the Company also extended the maturity date of the outstanding 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants (“March 2010 Warrants”) to purchase the same number of shares of the Company’s common stock issuable upon conversion of such 2008 Notes. Subsequently, the maturity of the outstanding 2008 Notes was extended to September 9, 2011, as discussed below.

Prior to the approval of the reverse stock split that was implemented in August 2010, described in Note 1 to the Consolidated Financial Statements, there were not enough shares of common stock authorized under the Company’s certificate of incorporation to cover the shares underlying all of the March 2010 Notes. The Company accounted for the conversion options embedded in the March 2010 Notes in accordance with “Accounting for Derivative Instruments and Hedging Activities”, FASB ASC 815-10, and “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FASB ASC 815-40. FASB ASC 815-10 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the notes should be classified as a liability measured at fair value on the balance sheet. In this case, the holder of each March 2010 Note has the right to require the Company to repay 100% of the outstanding principal and accrued interest on each note in cash on the second anniversary of the closing date of the March 2010 financing.

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

On March 9, 2010, in connection with the $25 million financing, the conversion features of the B, C and D Notes were recorded as derivative liabilities of $263.5 million, resulting in an expense of $238.5 million. The Company recorded an initial discount of $25.0 million, equal to the face value of the notes, which will be amortized over the term of the notes through their maturity date. On March 17, 2010, March 22, 2010 and April 9, 2010, in connection with the $1.0 million exercises of purchase rights/options, the conversion features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.4 million. The Company recorded an initial discount of $1.0 million, equal to the face value of the F Notes, which will be amortized over the term of the notes through their maturity date. On May 6, 2010 and May 10, 2010, in connection with the $1.1 million issuance of E Notes, the conversion features of the E Notes were recorded as a derivative liability of $7.5 million, resulting in an expense of $6.4 million. The Company recorded an initial discount of $1.1 million, equal to the face value of the E Notes, which is being amortized over the term of the notes through their maturity date.

In connection with the placement of the March 2010 Notes, the Company incurred financing fees of $0.2 million. The financing fees are being amortized over the term of the March 2010 Notes. At December 31, 2010, the unamortized balances of the financing fee was $0.1 million.

At the Annual Meeting of Stockholders of Genta Incorporated held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-100 shares on July 9, 2010 and the reverse stock split became effective on August 2, 2010. The approval of the reverse stock split resulted in the Company having enough shares to accommodate the potential number of shares underlying the March 2010 Notes, March 2010 Warrants and Debt Warrants. The fair value of the conversion feature liability of the March 2010 Notes was re-measured at July 9, 2010 at $81.8 million and credited to permanent equity, resulting in expense for the year ended December 31, 2010 of $55.8 million.

The conversion feature liability for the March 2010 Notes was valued at July 9, 2010 and the date of the transactions using the Black-Scholes valuation model with the following assumptions:

	July 9, 2010	May 6/10, 2010	April 9, 2010	March 17/22, 2010	March 9, 2010
Price of share of Genta common stock	$152.50	$322.00	$78.00	$310.00	$530.00
Volatility	287%	278%	272%	267%	266%
Risk-free interest rate	0.89%	1.34%	1.68%	1.47%	1.43%
Remaining contractual lives	2.7	2.8	2.9	3.0	3.0

Pursuant to the terms of the March 2010 B Notes, as the volume weighted closing price of the Company’s common stock for the 10 consecutive trading day period ending on October 8, 2010 was less than $0.50 (as adjusted for any stock splits, combinations, recapitalizations or the like), the conversion prices for the March 2010 Notes, as well as all of the Company’s other convertible notes, Debt Warrants and March 2010 Warrants, that had been $50.00 were reduced to $1.98 on October 9, 2010. The Company valued this change in the conversion rate on October 9, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of its convertible notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of its convertible notes on October 9, 2010, and the Company began amortizing the resultant debt discount over the remaining term of the convertible notes.

Pursuant to the terms of the March 2010 D Notes, as the volume weighted closing price of the Company’s common stock for the 10 consecutive trading day period ending on December 30, 2010, was less than $0.50 (as adjusted for any stock splits, combinations, recapitalizations or the like), the conversion prices for the March 2010 D Notes, as well as all of the Company’s other convertible notes, Debt Warrants and March 2010 Warrants, that had been $1.98 effective October 9, 2010, were reduced to $0.16 on January 1, 2011. The Company valued this change in the conversion rate on December 31, 2010; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of its convertible notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of its convertible notes on December 31, 2010, and the Company will amortize the resultant debt discount over the remaining term of the convertible notes.

From March 9, 2010 through December 31, 2010, holders of the March 2010 B Notes voluntarily converted $3.4 million, resulting in an issuance of 1.1 million shares of common stock, holders of March 2010 C Notes voluntarily converted $2.9 million, resulting in an issuance of 0.8 million shares of common stock and holders of March 2010 F Notes voluntarily converted $0.8 million, resulting in an issuance of 0.4 million shares of common stock. At December 31, 2010, the face value outstanding of the March 2010 B Notes were $7.2 million, the March 2010 C Notes were $7.7 million, the March 2010 D Notes were $5.3 million, the March 2010 E Notes were $4.8 million and the March 2010 F Notes were $0.2 million.

On March 9, 2010, the Company recorded the liability for the Debt Warrants at a fair value of $105.6 million and the March 2010 Warrants at a fair value of $19.5 million, based upon a Black-Scholes valuation model. The warrant liabilities were marked-to-market and charged/credited to expense in a manner similar to the conversion feature liability at each reporting date until July 9, 2010.

In December 2010, the Company extended the maturity date of its outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection; warrants with anti-dilution protection are accounted for as liabilities and marked-to-market over their lives. Some of the warrants were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model and re-measured at $35.9 million on July 9, 2010 and credited to permanent equity, resulting in expense of $35.9 million for the year ended December 31, 2010. The March 2010 Warrants and December 2010 Warrants will be marked-to-market over the lives of the warrants, and based upon a Black-Scholes valuation model, expense of $18.7 million was recorded for the year ended December 31, 2010.

The liability for the Debt Warrants was valued at July 9, 2010 and March 9, 2010 using the Black-Scholes valuation model with the following assumptions:

	July 9, 2010	March 9, 2010
Price of share of Genta common stock	$152.50	$530.00
Volatility	237%	225%
Risk-free interest rate	1.54%	2.15%
Remaining contractual lives	4.3	4.6

The liability for the March 2010 Warrants was valued at July 9, 2010 and March 9, 2010 using a Black-Scholes valuation model with the following assumptions and the liability for the March 2010 Warrants and December 2010 Warrants was valued at December 31, 2010 using a Black-Scholes valuation model with the following assumptions:

	December 31,	July 9,	March 9,
	2010	2010	2010
Price of share of Genta common stock	$1.475	$152.50	$530.00
Volatility	316%	287%	266%
Risk-free interest rate	0.70%	0.89%	1.43%
Remaining contractual lives	2.2	2.7	3.0

On September 4, 2009, the Company issued $7 million of additional July 2009 Notes (defined below), common stock and July 2009 Warrants. Also on September 4, 2009, the Company issued $3 million of September 2009 Notes, common stock and September 2009 Warrants to certain accredited institutional investors. The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and with the conversion price reset on January 1, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.16

From January 1, 2010 through December 31, 2010, holders of the September 2009 Notes and July 2009 Notes issued on September 4, 2009, voluntarily converted $4.9 million, resulting in an issuance of 0.7 million shares of common stock.  At December 31, 2010, $2.5 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

In connection with the placement of the September 2009 Notes and July 2009 Notes on September 4, 2009, the Company issued warrants to its private placement agent to purchase 1,200 shares of common stock at an exercise price of $5,000.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrants of $2.2 million are being amortized over the term of the September 2009 and July 2009 Notes. At December 31, 2010, the unamortized balances of the financing fee were $0.2 million and the warrants were $0.8 million. At December 31, 2009, the unamortized balances of the financing fees were $0.5 million and the warrants were $1.9 million.

On July 7, 2009, the Company issued $3 million of July 2009 Notes, common stock and July 2009 Warrants. The July 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and with the conversion price reset on January 1, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.16.

From January 1, 2010 through December 31, 2010, holders of the July 2009 Notes voluntarily converted $0.8 million, resulting in an issuance of 0.1 million shares of common stock.  At December 31, 2010, $36 thousand of the July 2009 Notes were outstanding.

In connection with the placement of the July 2009 Notes, the Company issued a warrant to its private placement agent to purchase 360 shares of common stock at an exercise price of $5,000.00 per share and incurred financing fees of $0.1 million. The financing fees and the initial value of the warrant are being amortized over the term of the July 2009 Notes. At December 31, 2010, the unamortized balances of the warrants were $8 thousand and at December 31, 2009, the unamortized balances of the warrants were $0.2 million.

On April 2, 2009, the Company issued $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and with the conversion price reset on January 1, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.16. As of December 31, 2010, the terms of the April 2009 Notes enable those noteholders, at their option, to purchase up to $13.2 million of additional notes with similar terms.

From January 1, 2010 through December 31, 2010, holders of the April 2009 Notes voluntarily converted $4.4 million, resulting in an issuance of 0.1 million shares of common stock.  At December 31, 2010, $0.2 million of the April 2009 Notes were outstanding.

In connection with the placement of the April 2009 Notes, the Company issued a warrant to its private placement agent to purchase 720 shares of common stock at an exercise price of $2,500.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrant are being amortized over the term of the April 2009 Notes. At December 31, 2010 the unamortized balances of the financing fees were $23 thousand and the warrants were $0.1 million. At December 31, 2009, the unamortized balances of the financing fees were $0.5 million and the warrants were $3.0 million.

On June 9, 2008, the Company placed $20 million of 2008 Notes. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and with the conversion price reset on January 1, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.16.

From January 1, 2010 through December 31, 2010, holders of the 2008 Notes voluntarily converted $0.2 million, resulting in an issuance of 34 thousand shares of common stock. At December 31, 2010, $1.9 million of the 2008 Notes were outstanding.

In connection with the placement of the 2008 Notes, the Company issued a warrant to its private placement agent to purchase 160 shares of common stock at an exercise price of $5,000.00 per share and incurred a financing fee of $1.2 million. The financing fees and the initial value of the warrant are being amortized over the term of the 2008 Notes. At December 31, 2010, the unamortized balances of the financing fees were $22 thousand and the warrants were $0.1 million. At December 31, 2009, the unamortized balances of the financing fees were $0.1 million and the warrants were $0.7 million.

The Company is in compliance with all debt-related covenants at December 31, 2010. Upon the occurrence of an event of default, holders of the Company’s notes have the right to require the Company to prepay all or a portion of their notes.

All of the Company’s convertible notes contain various provisions regarding the adjustment of their applicable conversion prices. Conversion price resets were effected on December 31, 2010 and March 12, 2011. There are no other scheduled adjustments to the conversion prices of the Company’s convertible notes.

 The conversion rate of all of the Company’s convertible notes will be reduced if the Company issues additional shares of common stock or common stock equivalents for consideration that is less than the then applicable conversion price or if the conversion or exercise price of any common stock equivalent (including the convertible notes) is adjusted or modified to a price less than the then applicable conversion price.

At December 31, 2010, the maturities of the Company’s convertible notes are as follows:

($000 face value)	2011	2012	2013
2008 Notes	$1,894	$-	$-
April 2009 Notes	-	229	-
July 2009 Notes	36	-	-
September 2009 Notes and July 2009 Notes issued in September 2009	2,492	-	-
March 2010 Notes	-	-	25,130
Total	$4,422	$229	$25,130

11.	Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 and related valuation reserves are presented below ($ thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	136,671	136,769
Research and development credit and Orphan Drug credit carryforwards	50,720	48,817
Depreciation and amortization	213	206
Share-based compensation expense	8,051	6,205
Provision for settlement of litigation	-	308
Write-off of prepaid royalties	558	558
New Jersey Alternative Minimum Assessment (AMA) Tax	730	730
New Jersey research and development credits	3,782	4,016
Provision for excess inventory	520	526
License agreement	933	1,447
Accrued liabilities	1,269	1,335
Other, net	245	369
Total deferred tax assets	203,692	201,286
Valuation allowance for deferred tax assets	(190,362)	(194,491)
Net deferred tax assets	$13,330	$6,795

Deferred tax liabilities:
Deferred financing costs	$(226)	$(2,524)
Debt discount	(13,104)	(4,271)
Total deferred tax liabilities	$(13,330)	$(6,795)

Net deferred tax assets (liabilities)	$-	$-

A full valuation allowance has been provided at December 31, 2010 and December 31, 2009, to reserve for deferred tax assets, as it appears more likely than not that net deferred tax assets will not be realized.

At December 31, 2010, the Company had unrecognized tax benefits of $1,960, and recorded liabilities for $953 thousand, which are included in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets. At December 31, 2009, the unrecognized tax benefits were $1,922 and recorded liabilities of $895 thousand. The amount of unrecognized tax benefits that would have an impact on the effective tax rate, if recognized, is $533 thousand.

A reconciliation of the total amount of unrecognized tax benefits are as follows:
($ in thousands)	2010	2009
Unrecognized tax benefits at January 1	$1,922	$1,845
Gross increases: Tax positions taken in prior periods
Gross decreases: Tax positions taken in prior periods	(60)
Gross Increases- Current period tax positions	98	77
Lapse of Statute of Limitations
Unrecognized tax benefits: December 31	$1,960	$1,922

The Company files corporate tax returns at the federal level and in the State of New Jersey.  The open tax years that are subject to examination for these jurisdictions are 2006 through 2010 for federal returns and 2010 for tax returns for the State of New Jersey.

New Jersey has enacted legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. In 2010, the Company sold portions of its New Jersey net operating loss carryforwards for $0.5 million. In 2009, the Company sold portions of its New Jersey net operating losses and research and development credit carryforwards and received $2.9 million in February 2010; the $2.9 million was included in the Company’s Consolidated Balance Sheets at December 31, 2009. These sales of tax loss carryforwards and state research and development credits were accounted for as income tax benefits in the Company’s Consolidated Statement of Operations.

If still available under New Jersey law, the Company will attempt to sell its tax loss carryforwards in 2011. The Company cannot be assured that the New Jersey program will continue in 2011, nor can they estimate what percentage of Genta’s saleable tax benefits New Jersey will permit it to sell, how much money will be received in connection with the sale, or if the Company will be able to find a buyer for its tax benefits.

The Company’s federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (“AMA”), resulting in a liability at that time of approximately $533 thousand. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. As of December 31, 2010, the Company had accrued a tax liability of $533 thousand, penalties of $27 thousand and interest of $393 thousand related to this assessment. The Company appealed this decision to the New Jersey Division of Taxation, and in February 2008, the Division of Taxation notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment. A bench trial took place on September 18, 2009. After considering the evidence and reviewing the parties’ legal briefs, the judge is expected to render a decision in the case sometime in 2011.

The Company recorded $57 thousand in 2010 and $54 thousand in 2009 in interest expense related to the State of New Jersey assessment.

At December 31, 2010, the Company has federal net operating loss carryforwards of approximately $334.8 million and state net operating loss carryforwards of approximately $210.1 million. The federal tax loss carryforward balance at December 31, 2010 begins to expire in 2011 and completely expires in 2030. The Company also has Research and Development credit and Orphan Drug credit carryforwards totaling $50.1 million; the balance at December 31, 2010 begins to expire in 2011 and completely expires in 2030.

12.	Stockholders’ Deficit

Common Stock

At a Special Meeting of Stockholders of the Company on December 29, 2010, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2011, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-100. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-50 shares and the reverse stock split became effective on February 18, 2011. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of this reverse stock split for all periods presented prior to December 31, 2010.

In addition, at the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 6,005,000,000, consisting of 6,000,000,000 shares of common stock and 5,000,000 shares of preferred stock, to 100,005,000,000, consisting of 100,000,000,000 shares of common stock and 5,000,000 shares of preferred stock.

At the Annual Meeting of Stockholders of the Company held on June 15, 2010, the Company’s stockholders authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-100 shares and the reverse stock split became effective on August 2, 2010. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of this reverse stock split for all periods presented prior to June 15, 2010.

As part of its September 4, 2009 financings, the Company closed on $4.9 million of July 2009 Notes, due September 4, 2011, and issued 4 thousand shares of common stock and July 2009 Warrants to purchase 3 thousand shares of common stock. Also on September 4, 2009, the Company issued $2.1 million of September 2009 Notes, due September 4, 2011, 2 thousand shares of common stock and September 2009 Warrants to purchase 1 thousand shares.

On July 7, 2009, the Company closed on $2.1 million of July 2009 Notes, due July 7, 2011, and issued 2 thousand shares of common stock and July 2009 Warrants to purchase 1 thousand shares of common stock.

Preferred Stock Purchase Right

In 2005, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company, payable to holders of record as of the close of business on September 27, 2005. Generally, the rights become exercisable upon the earlier of the close of business on the tenth business day following the first public announcement that any person or group has become a beneficial owner of 15% or more of the Company’s common stock and the close of business on the tenth business day after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming a beneficial owner of 15% or more of the Company’s common stock. Each Right shall be exercisable to purchase, for $25.00, subject to adjustment, one one-hundredth of a newly registered share of Series G Participating Cumulative Preferred Stock, par value $0.001 per share of the Company.

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of December 31, 2010, each share of Series A Preferred Stock was convertible into 0.0821 shares of common stock, and on December 31, 2009  each share of Series A Preferred Stock was convertible into 0.0066 shares of common stock. At December 31, 2010 and December 31, 2009, the Company had 7,700 shares of Series A Convertible Preferred Stock issued and outstanding.

In the event of a liquidation of the Company, the holders of the Series A Preferred Stock are entitled to a liquidation preference equal to $50 per share, or $0.4 million at December 31, 2010.

Series G Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, of which 2.0 million shares have been designated Series G Participating Cumulative Preferred.

Warrants

Warrant transactions consisted of the following during the years ended December 31, 2010 and December 31, 2009.

	Number of Shares (in thousands)	Exercise Price
April 2009 Warrants issued in April 2009	4	$2,500.00
July 2009 Warrants issued in July 2009	1	$5,000.00
September 2009 Warrants and July 2009 Warrants issued in September 2009	5	$5,000.00
Exercise of April 2009 Warrants	(1)	$2,500.00
Outstanding at December 31, 2009	9
March 2010 Warrants issued in March 2010	11,589	$0.16
December 2010 Warrants issued in December 2010	1,202	$0.16
Warrants outstanding at December 31, 2010	12,800

Warrants outstanding at December 31, 2010 expire as follows:

Year		Warrant Expiration	Exercise Price
2011	-	-	$-
2012	April 2009 Warrants	3	$2,500.00
	July 2009 Warrants	1	$5,000.00
	September 2009 Warrants and July 2009 Warrants issued in September 2009	5	$5,000.00
2013	March 2010 Warrants	11,589	$0.16
	December 2010 Warrants	1,202	$0.16
	Warrants outstanding at December 31, 2010	12,800

Common Stock Reserved

At December 31, 2010, the Company had 3.3 million shares of common stock outstanding, 0.2 million shares reserved for the conversion of convertible preferred stock and the exercise of outstanding RSUs, 42.4 million shares reserved for the conversion of outstanding warrants and debt warrants, 186.1 million shares reserved for the conversion of convertible notes and 82.7 million additional shares of common stock underlying convertible note purchase rights.

13.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”) and implemented an Equity Award Exchange Offer Program for non-employee Directors, whereby each eligible non-employee Director exchanged their outstanding stock options that had been granted under the Company’s 1998 Non-Employee Directors’ Plan, as amended, and were granted restricted stock units (“RSUs”) under the 2009 Plan. The Company also implemented an Equity Award Exchange Offer Program for all U.S. employees, whereby each employee exchanged their outstanding stock options that had been granted under the Company’s 1998 Stock Incentive Plan, as amended (“1998 Plan”), for new replacement RSUs under the 2009 Plan. At the Annual Meeting of Stockholders of Genta Incorporated held on August 26, 2009, the Company’s stockholders approved the establishment of the 2009 Plan. Upon approval of the 2009 Plan by the Company’s stockholders, the stock options submitted pursuant to the Equity Award Exchange Offer were cancelled and the RSUs became fully vested. The RSUs vest in accordance with the terms set forth in the 2009 Plan. The surrender of the options was accounted for as a modification of an award. The Company determined the compensation cost of the modification as the difference in the fair value of the options immediately before the modification and the fair value of the RSUs immediately after the modification. The incremental cost for awards that were not vested as of the modification date is being expensed over the remaining vesting period of the RSUs.

The following table summarizes the RSU activity under the 2009 Plan during 2009 and 2010:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at July 9, 2009	-	-
Granted	11	$1,975.00
Vested	(2)	$1,975.00
Forfeited or expired	-	-
Outstanding nonvested RSUs at December 31, 2009	9	$1,975.00
Granted	191	$2.80
Vested	(7)	$511.60
Forfeited or expired	(1)	$1,975.00
Outstanding nonvested RSUs at December 31, 2010	192	$67.21

Based on the closing price of Genta common stock of $1.475 per share on December 31, 2010, the intrinsic value of the nonvested RSUs at December 31, 2010 was $0.3 million. As of December 31, 2010, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 1.2 years.

Share-based compensation expense recognized for the years ended December 31, 2010 and December 31, 2009 follows:

($ thousands, except per share data)	2010	2009

Research and development expenses	$1,680	$3,901
Selling, general and administrative	2,670	9,398
Total share-based compensation expense	$4,350	$13,299
Share-based compensation expense, per basic and diluted common share	$6.40	$647.34

14.	Employee Savings Plan

In 2001, the Company initiated sponsorship of the Genta Incorporated Savings and Retirement Plan, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company’s matching contribution to the Plan was $0.1 million for both 2010 and 2009.

15.	Commitments and Contingencies

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

16.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the years ended December 31, 2010 and December 31, 2009. During 2010, the Company issued $270 thousand of 2008 Notes in lieu of interest due its 2008 Notes, $174 thousand of April 2009 Notes in lieu of interest due its April 2009 Notes, $55 thousand of July 2009 Notes in lieu of interest due its July 2009 Notes, $385 thousand of September 2009 Notes in lieu of interest due its September 2009 Notes, $600 thousand of March B Notes in lieu of interest due its March B Notes, $600 thousand  of March C Notes in lieu of interest due its March C Notes, $300 thousand of March D Notes in lieu of interest due its March D Notes, $66 thousand of March E Notes in lieu of interest due its March E Notes and $57 thousand of March F Notes in lieu of interest due its March F Notes. During 2009, the Company issued $664 thousand of 2008 Notes in lieu of interest due on its 2008 Notes and $175 thousand of April 2009 Notes in lieu of interest due on its April 2009 Notes .

From January 1, 2010 through December 31, 2010, holders of the Company’s convertible notes voluntarily converted approximately $17.4 million, resulting in an issuance of 3.3 million shares of common stock.

From January 1, 2009 through December 31, 2009, holders of the Company’s convertible notes voluntarily converted approximately $17.5 million, resulting in an issuance of 27 thousand shares of common stock.

In May 2010, two investors exercised Debt Warrants of $1.3 million using a cashless exercise procedure and received March E Notes of $1.1 million. In October 2010, two investors exercised Debt Warrants of $4.0 million using a cashless exercise procedure and received March E Notes of $3.6 million.

During 2010, the Company retired approximately $0.8 million of equipment, computer equipment and furniture and fixtures and during 2009, the Company retired $0.3 million of equipment, computer equipment and furniture and fixtures.

17.	Related Party Transactions

On June 9, 2008, Dr. Raymond Warrell, Jr., Chief Executive Officer and Chairman, participated in the initial closing of the Company’s sale of 2008 Notes by purchasing $2.0 million of such notes. Dr. Loretta Itri, President, Pharmaceutical Development and Chief Medical Officer purchased $0.3 million of such notes. The remaining members of the Board of Directors independently discussed Dr. Warrell and Dr. Itri’s participation in the transaction and resolved that such participation would not interfere with Dr. Warrell or Dr. Itri’s exercise of independent judgment in carrying out their responsibilities in their respective positions. In connection with the 2008 Note financing and in accordance with the Audit Committee Charter, the Audit Committee reviewed and approved the 2008 Note financing with Dr. Warrell and Dr. Itri.

As part of the March 2010 financing, the Company issued March 2010 warrants to holders of its outstanding 2008 Notes to extend the maturity of those notes from June 9, 2010 to June 9, 2011. The March 2010 Warrants allow the holder to purchase the same number of shares of common stock issuable upon conversion of the 2008 Notes. In December 2010, the Company extended the maturity date of its outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of the 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection. Dr. Warrell and Dr. Itri, as holders of outstanding 2008 Notes, received March 2010 Warrants and December 2010 Warrants.

18.	Subsequent Events

From January 1, 2011 through March 30, 2011, holders of convertible notes have voluntarily converted approximately $2.1 million of their notes, resulting in an issuance of 48.1 million shares of common stock and holders of stock warrants have voluntarily converted approximately 3.0 million of their warrants using a cashless exercise procedure, resulting in an issuance of 2.1 million shares of common stock.

In January 2011, two investors exercised Debt Warrants of $2.7 million using a cashless exercise procedure and received March E Notes of $2.4 million.

Pursuant to the terms of the March 2010 B Notes and the March 2010 E Notes and the Amendment and Consent Agreement entered into by the Company with certain investors on December 14, 2010, on March 12, 2011 the conversion price of the March 2010 B notes, the March 2010 E Notes and all of the Company’s other convertible notes, as well as the March 2010 Warrants, the December 2010 Warrants, the Debt Warrants and the purchase and consent rights existing from the April 2009 financing were adjusted to be $0.0142. The Company valued this change in the conversion rate; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of the Notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of the Notes on March 12, 2011, and the Company will amortize the resultant debt discount over the remaining term of the Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 19, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as our new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment, because it had combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. We previously filed Form 8-K on August 19, 2010 acknowledging this change.

During our fiscal year ended December 31, 2009 and through the date we engaged EisnerAmper LLP, we did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of our Company as of and for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and through August 16, 2010, there were (i) no disagreements between Amper and us on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on our financial statements for such year or for any reporting period since our last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b), Genta’s Chief Executive Officer and Principal Accounting and Finance Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of Genta’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Principal Accounting and Finance Officer concluded that as of December 31, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our Chief Executive Officer and Principal Accounting and Finance Officer by others within this entity, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information  required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm because smaller reporting companies are exempt from this requirement.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and executive officers, their age, positions, the dates of their initial election or appointment as Directors or executive officers, and the expiration of the terms are as follows:

Name	Age	Position With The Company
Raymond P. Warrell, Jr., M.D.	61	Chairman and Chief Executive Officer
Gary Siegel	53	Vice President, Finance
Loretta M. Itri, M.D., F.A.C.P.	61	President Pharmaceutical Development and Chief Medical Officer
W. Lloyd Sanders (1)	50	Sr. Vice President and Chief Operating Officer
Marvin E. Jaffe, M.D (2)	74	Director
Christopher P. Parios	70	Director
Ana I. Stancic (2)	53	Director
Daniel D. Von Hoff, M.D., F.A.C.P.	63	Director
Douglas G. Watson (3)	66	Lead Director
____________
(1)	Mr. Sanders resigned from Genta on May 7, 2010.
(2)	Dr. Jaffe and Ms. Stancic joined the Board of Directors, or the Board, on January 20, 2011.
(3)	Mr. Watson resigned from the Board on January 20, 2011.

All directors hold office until the next annual meeting following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board. Information with respect to the business experience and affiliation of our directors and executive officers is set forth below:

Raymond P. Warrell, Jr., M.D., 61, has been our Chief Executive Officer and a member of our Board since December 1999 and our Chairman since January 2001. From December 1999 to May 2003, he was also our President. From 1978 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 20 years of development and consulting experience in pharmaceuticals and biotechnology products. He was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., which developed Trisenox®, (Cephalon, Inc.) a drug for the treatment of acute promyelocytic leukemia. Dr. Warrell holds or has filed numerous patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in tumor-related diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the FDA. He obtained a B.S. in Chemistry from Emory University, a M.D. from the Medical College of Georgia, and a M.B.A. from Columbia University Graduate School of Business. Dr. Warrell is married to Dr. Loretta M. Itri, President, Pharmaceutical Development and Chief Medical Officer of Genta.

The Board believes that Dr. Warrell's leadership of Genta since December 1999, extensive knowledge in the field of oncology and biotechnology products, as well as his educational and business background, position him to make valuable contributions to Genta as the Chairman of its Board of Directors.

Gary Siegel, 53, joined Genta in May 2003 as Director, Financial Services, was appointed Senior Director, Financial Services in April 2004 and was appointed Vice President, Finance in September 2007. During his tenure at Genta, Mr. Siegel has been accountable for our day-to-day accounting and financial operations including public and management reporting, treasury operations, planning, financial controls and compliance. Mr. Siegel became an executive officer of Genta and assumed the role of interim Principal Accounting Officer, interim Principal Financial Officer and interim Corporate Secretary, effective February 29, 2008. On May 7, 2010, Mr. Siegel was named Principal Accounting Officer, Principal Financial Officer and Corporate Secretary. Prior to joining Genta, he worked for two years at Geller & Company, a private consulting firm, where he led the management reporting for a multi-billion dollar client. His 25 years of experience in the pharmaceutical industry include leadership roles at Warner-Lambert Company and Pfizer Inc., where he held positions of progressively increasing levels of responsibility including Director, Corporate Finance and Director, Financial Planning & Reporting.

Loretta M. Itri, M.D., F.A.C.P., 61, has been our President, Pharmaceutical Development and Chief Medical Officer since May 2003, prior to which she was Executive Vice President, Pharmaceutical Research and Development and Chief Medical Officer since joining Genta in March 2001. Previously, Dr. Itri was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company. As the senior clinical leader at Ortho Biotech and previously at J&J’s R.W. Johnson Pharmaceutical Research Institute (PRI), she led the clinical teams responsible for NDA approvals for Procrit® (epoetin alpha), that company’s largest single product. She had similar leadership responsibilities for the approvals of Leustatin®, Renova®, Topamax®, Levaquin®, and Ultram®. Prior to joining J&J, Dr. Itri was associated with Hoffmann-La Roche, most recently as Assistant Vice President and Senior Director of Clinical Investigations, where she was responsible for all phases of clinical development programs in immunology, infectious diseases, antivirals, AIDS, hematology and oncology. Under her leadership in the areas of recombinant proteins, cytotoxic drugs and differentiation agents, the first successful Product License Application (PLA) for any interferon product (Roferon-A®; interferon alfa) was compiled. Dr. Itri is married to Dr. Warrell, our Chief Executive Officer and Chairman.

Marvin E. Jaffe, M.D., 74, has been a member of our Board since January 20, 2011. He has spent his career in the pharmaceutical industry and has been responsible for the pre-clinical and clinical development of new drugs and biologics in nearly every therapeutic area.  He worked for 18 years at Merck & Co., eventually rising to the position of Senior Vice-President of Medical Affairs. After leaving Merck, Dr. Jaffe became the founding President of the R.W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson Company. PRI was established for the purpose of providing globally integrated research and development support to several companies within the J&J pharmaceutical sector.  Dr. Jaffe retired from Johnson & Johnson in 1994 and currently serves as a consultant and board member to the biopharmaceutical and biotechnology industries. He has served on the Board of Immunomedics, Inc., and on the Board of NeoGenomics. He has served on the Boards of Genetic Therapy, Inc., Vernalis Group, plc., Celltech Group, plc. and Matrix Pharmaceuticals --  all of which were acquired by other companies. He is on the Scientific Advisory Boards of the Seaver Foundation and the Jefferson Medical College Hospital for Neuroscience. He is a partner of Naimark Associates, which consults to the biopharmaceutical industry.

The Board believes that Dr. Jaffe’s extensive experience at Johnson & Johnson and Merck, as well as his experience as a director on several other biopharmaceutical companies position him to make valuable contributions to Genta as a member of its Board of Directors.

Christopher P. Parios, 70, has been a member of our Board since September 2005. Mr. Parios has more than 37 years of pharmaceutical industry experience, including product development, marketing and promotion, strategy and tactic development, and managing pharmaco-economic and reimbursement issues. He has worked with many of the major companies in the pharmaceutical industry including Hoffmann-LaRoche, Ortho-McNeil, Pfizer, Novartis, Schering Plough, Janssen, Ortho Biotech, and Bristol-Myers Squibb. For the period 1997 to May of 2008, Mr. Parios was Executive Director of The Dominion Group, an independent healthcare consulting firm that specializes in market research, strategic planning, and competitive intelligence monitoring. In this role, he was responsible for the full range of market research, consulting, and business planning activities to facilitate informed business decisions for clients regarding product development, acquisitions, product positioning, and promotion. Mr. Parios continues to consult with the Dominion Group on a part-time basis. Previously, Mr. Parios was President and Chief Operating Officer of the Ferguson Communication Group, as well as Vice Chairman of the parent company, CommonHealth USA, a leading full-service communications resource for the healthcare industry. Mr. Parios was a partner in Pracon, Inc., a health-care marketing consulting firm from 1982 to 1991, and helped engineer the sale of that firm to Reed-Elsevier in 1989. Over a 20-year period, Mr. Parios held progressively senior positions at Hoffmann-LaRoche, Inc., most recently as Director of New Product Planning and Regulatory Affairs Management. This group established the project management system for drug development at Roche and coordinated developmental activities for such products as Versed®, Rocephin®, Roferon®, Accutane®, Rimadyl®, and Tegison®. Mr. Parios was also a member of the corporate team responsible for domestic and international product and technology licensing activities.

The Board believes that Mr. Parios’s 37 years of pharmaceutical industry experience, including experience with product development, marketing and promotion, strategy and tactic development, and managing pharmaco-economic and reimbursement issues, position him to make valuable contributions to Genta as a member of its Board.

Ana I. Stancic, 53, has been a member of our Board since January 20, 2011. She is currently senior vice president and chief financial officer at M2Gen, a wholly owned, for-profit subsidiary of the Moffitt Cancer Center, where she provides direction, leadership, and management for all financial operations, controls, internal audits, and facility administration.  Previously, she was Chief Financial Officer of Aureon Bioscience, Inc., an oncology diagnostic company.  From 2007 to 2008, she was Executive Vice President and Chief Financial Officer at OMRIX Biopharmaceuticals, Inc., which was acquired by Johnson and Johnson.  From 2004 to 2007, Ms. Stancic was at Imclone Systems, Inc., which was acquired by Eli Lilly, Inc.  At Imclone, she served in various financial roles, including Senior Vice President, Finance.  Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. Ms. Stancic began her career at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries.  Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia University Graduate School of Business.  She currently serves as a member of the Board of Directors of Champions Biotechnology, Inc. and KV Pharmaceutical Co.

The Board believes that Ms. Stancic’s financial and accounting background, combined with her extensive pharmaceutical industry experience, position her to make valuable contributions to Genta as a member of its Board.

Daniel D. Von Hoff, M.D., F.A.C.P., 63, has been a member of our Board since January 2000. Since February 2002, he has been Physician in Chief and Director of Translational Research at Translational Genomics Research Institute (TGen) in Phoenix, Arizona. He is also Chief Scientific Officer for US Oncology since January 2003 and the Chief Scientific Officer, Scottsdale Clinical Research Institute since November 2005. Dr. Von Hoff’s major interest is in the development of new anticancer agents, both in the clinic and in the laboratory. He and his colleagues were involved in the beginning of the development of many of the agents now used routinely, including: mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, CPT-11, and others. At present, he and his colleagues are concentrating on the development of molecularly targeted therapies. Dr. Von Hoff’s laboratory interests and contributions have been in the area of in vitro drug sensitivity testing to individualize treatment for the patient. He and his laboratory are now concentrating on discovery of new targets in pancreatic cancer. Dr. Von Hoff has published more than 531 papers, 129 book chapters, and more than 891 abstracts. Dr. Von Hoff was appointed to President Bush’s National Cancer Advisory Board for June 2004 – March 2010. Dr. Von Hoff is the past President of the American Association for Cancer Research, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He is a founder of ILEX™ Oncology, Inc. (acquired by Genzyme Inc.). He is founder and the Editor Emeritus of Investigational New Drugs - The Journal of New Anticancer Agents; and, Editor-in-Chief of Molecular Cancer Therapeutics.

The Board believes that Dr. Von Hoff’s background in the development of anti-cancer compounds, along with his extensive medical background, position him to make valuable contributions to Genta as a member of its Board.

MATTERS RELATING TO OUR GOVERNANCE

The Board and its Committees

The Board currently consists of five Directors. They are Raymond P. Warrell, Jr., M.D., Marvin Jaffe, M.D., Christopher P. Parios, Ana I. Stancic and Daniel D. Von Hoff, M.D., F.A.C.P. The Board has determined that, except for Dr. Warrell, all of the members of the Board are “independent Directors”. Dr. Warrell is not considered independent, as he is an executive officer of the Company.

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board held eight meetings during the year ended December 31, 2010. The Audit Committee held six meetings and the Compensation Committee held three meetings. No formal meetings were held by the Nominating and Corporate Governance Committee, as the independent Directors of the Board acted as a whole on nominating and corporate governance matters. Independent Directors of the Board held four executive sessions at which only independent Directors were present. Each member of the Board attended no fewer than 94% of the total number of meetings of the Board and the committees of which he or she was a member.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee currently consists of Christopher P. Parios, Daniel D. Von Hoff, M.D., F.A.C.P.  and Ana I. Stancic. Ms. Stancic serves as Chair of this Committee. Each member of the Audit Committee is independent. The Board has also determined that Ms. Stancic fulfills the SEC criteria as an audit committee financial expert. Pursuant to the Audit Committee’s charter adopted by the Board, the purposes of the Audit Committee include reviewing the procedures and results of our external auditing functions, providing a direct communication link to the Board from our external auditing staff and our Chief Financial Officer or his equivalent and helping assure the quality of our financial reporting and control systems. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm that examines our financial statements. A copy of this committee’s charter is available on our website at www.genta.com.

Compensation Committee

The Compensation Committee currently consists of Marvin Jaffe, M.D., Christopher P. Parios and Daniel D. Von Hoff, M.D., F.A.C.P. Mr. Parios serves as Chair of this Committee. Each member of the Compensation Committee is independent. The primary purpose of the Compensation Committee is to review, on an annual basis or more frequently as it deems appropriate, the performance of our executive officers, determine the amount and form of compensation payable to our executive officers and report to the Board on an annual basis regarding compensation of our executive officers. In addition, the Compensation Committee administers our equity compensation plans. A copy of this committee’s charter is available on our website at www.genta.com. The Compensation Committee, along with the Audit Committee of the Board, reviews any potential short-term or long-term risks as a result of its compensation practices.  The Committees believe that these risks are not reasonably likely to have a material adverse effect on the Company.  Nonetheless, the Compensation Committee, working with the Audit Committee, seeks to mitigate these risks to the extent possible.

Nominating and Corporate Governance Committee

No formal meetings were held by the Nominating and Corporate Governance Committee, as the independent Directors of the Board acted as a whole on nominating and corporate governance matters during meetings of the Board. The purpose of the Nominating and Corporate Governance Committee are to identify and recommend individuals qualified for nomination to serve on our Board and its committees, ensure that the performance of the Board is reviewed, develop and recommend corporate governance principles to the Board and ensure that an appropriate governing structure with respect to the Board and its committees is in place so that the Board can perform a proper review function. A copy of the Nominating and Corporate Governance Committee’s charter is available on our website at www.genta.com.

 In assessing candidates as Director nominees, whether recommended by this committee or stockholders, the committee considers the following criteria:

•	Members of the Board should be individuals of high integrity and independence with substantial accomplishments and prior or current association with institutions noted for their excellence.

•	Members of the Board should have demonstrated leadership ability, with broad experience, diverse perspectives, and the ability to exercise sound business judgment.

•	The background and experience of members of the Board should be in areas important to the operation of Genta such as business, education, finance, government, law, medicine or science.

•	The composition of the Board should reflect sensitivity to the need for diversity as to gender, ethnic background and experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10 percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

To our knowledge based solely on a review of the copies of such reports furnished to us and the reporting persons’ representations to us that no other reports were required during the year ended December 31, 2010, our Directors and officers complied with their respective filing requirements under Section 16(a) on a timely basis, with the following exception: Daniel D. Von Hoff, M.D., F.A.C.P. filed Form 4 on September 13, 2010 to report the sale of common stock on September 7, 2010 and September 8, 2010.

Code of Ethics

The Board has adopted a Code of Ethics that applies to all our Directors and employees, including our principal executive officer and principal financial/accounting officer. A copy of the Code is currently available on our website at www.genta.com.

Item 11. Executive Compensation

Compensation of Directors

During 2010, each of our non-employee Directors earned $15,000 per year for their services. Each non-employee Director earned an additional $1,500 for each Board meeting and $1,000 for each committee meeting attended in person and $750 for each Board or committee meeting attended telephonically. The Lead Director and each non-employee Chairperson of each committee of the Board earned additional annual cash compensation of $5,000. Each non-employee Director receives $2,500 per day for Board or committee activities outside of normal activities. For 2011, each of our non-employee Directors will earn $25,000 per year for their services, however, non-employee Directors in their first year of joining the Board will earn $50,000 during their first year of service, reduced to $25,000 per year for each year thereafter.

Currently, under our 2009 Stock Incentive Plan, as amended, on the date of each annual stockholders meeting, beginning with the 2010 Annual Meeting of Stockholders, each individual who is at that time serving as, and is to continue to serve as, a non-employee Board member will automatically be granted an award in the form of fully vested shares of common stock and/or options with a value not to exceed $100,000.00. Our Compensation Committee will have the sole discretion to determine the amount and type of award for each year. The applicable annual amount will be determined by the Compensation Committee on or before the date of the grant, but in no event will such amount exceed $100,000.00. For such purposes, the value of a share subject to a stock award shall be equal to the fair market value per share of our common stock on the award date. On September 7, 2010, each of Mr. Parios, Dr. Von Hoff and Mr. Watson received a grant of fully vested shares with a fair market value of $100,000.

The following table sets forth certain information regarding compensation earned by or paid to the following non-employee Directors of the Company during the year ended December 31, 2010:

Name	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin J. Driscoll (3)	$79,000	-	-	-	-	-	$79,000
Christopher P. Parios	$204,250	$100,000	-	-	-	-	$304,250
Daniel D. Von Hoff, M.D., F.A.C.P.	$176,500	$100,000	-	-	-	-	$276,500
Douglas G. Watson (4)	$224,000	$100,000	-	-	-	-	$324,000
____________
(1)
Due to the Company’s inability to raise capital and in order to conserve cash, none of the amounts earned by each Director was paid during 2009. Thus, payments shown in the above table during the year ended December 31, 2010 are comprised of amounts earned during the following time periods:

Name	Fees earned in 2010 and paid in 2010 ($)	Fees earned prior to 2010 and paid in 2010 ($)	Total ($)
Martin J. Driscoll	$-	$79,000	$79,000
Christopher P. Parios	$115,000	$89,250	$204,250
Daniel D. Von Hoff, M.D., F.A.C.P.	$112,000	$64,500	$176,500
Douglas G. Watson	$120,000	$104,000	$224,000
____________
(2)
In accordance with FASB Accounting Standards Codification (ASC) Topic 718, Stock Compensation, compensation costs for the fair value of these awards of common stock are equal to the fair market value of the common stock at the date of grant.

(3)	Mr. Driscoll resigned from the Board effective August 26, 2009.

(4)	Mr. Watson resigned from the Board effective January 20, 2011.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board, or the Committee, has responsibility for overseeing our compensation and benefit policies, evaluating senior executive performance, determining compensation for our senior executives, including our executive officers and Directors, and reviews and discusses the report on executive compensation included in our annual proxy statement. The Committee ensures that the total compensation paid to executive officers is fair, reasonable and competitive.

The individuals who serve as our Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), as well as the other individuals included in the Summary Compensation Table below, are referred to as the ‘‘named executive officers’’.

Compensation Philosophy and Objectives

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

•	Providing a total compensation package which is competitive and therefore, enables us to attract and retain, high-caliber executive personnel;

•
Integrating compensation programs with our short-term and long-term strategic plan and business objectives to provide incentives to ensure superior executive performance and successful financial results; and

•
Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentives through equity ownership, which align the interests of executives with those of our stockholders.

Role of Executive Officers in the Compensation Decisions

The Committee makes all compensation decisions regarding the compensation of our executive officers. The CEO reviews the performance of our executive officers and except for the President, Pharmaceutical Development and Chief Medical Officer (who is the spouse of the CEO), the CEO makes recommendations to the Committee based on these reviews, including salary adjustments, variable cash awards and equity awards. The Committee exercises its discretion in modifying any recommended adjustments or awards to executives. With respect to the CEO and President, Pharmaceutical Development and Chief Medical Officer, the Committee in its sole discretion determines the amount of any adjustments or awards.

Establishing Executive Compensation

Compensation levels for our executive officers are recommended by the CEO and determined by the Committee. One of the tools that the CEO and the Committee use is comparisons with other companies in the biotechnology and pharmaceutical industries, including companies with which we compete for personnel. To determine external competitiveness practices relevant to the executive officers, we review data from two industry surveys of executive compensation: Radford Biotechnology Compensation Survey and Organization Resources Counselors, collectively referred to as External Market Data. Due to macroeconomic factors in the global economy and our financial challenges during 2009 and 2010, the Committee did not feel that changes in executive compensation required repurchase of these data to establish an updated database for decision-making.

In 2008, the Committee retained Aon Radford Consulting (a nationally recognized compensation consulting firm with specific expertise in dealing with the equity issues of biopharmaceutical companies) to conduct a review of market trends related to equity compensation in consideration of the fact that our 1998 Stock Incentive Plan would be expiring in May 2008. The peer group companies used for that analysis were: Access Pharmaceuticals, Inc., AMDL, Inc., Celsion Corp., Idera Pharmaceuticals, Inc., Infinity Pharmaceuticals, Inc., Opexa Therapeutics, Inc., Oscient Pharmaceuticals Corp., Poniard Pharmaceuticals, Inc., SEQUENOM, Inc. and Targeted Genetics Corp. These companies were selected because, like Genta, they were oncology-focused, public pharmaceutical companies with products in mid to late-stage development. Due to limited resources, the Committee did not retain a compensation consultant to advise the Committee on its compensation decisions during 2009 or 2010, and rather, relied on External Market Data and analyses provided by Aon Radford Consulting for past years in determining to keep executive compensation levels unchanged for 2009 and 2010.

In establishing compensation levels, it is the Committee’s objective to target total annual compensation of each executive officer at a level between the 50th and 75th percentiles for comparable positions. However, in determining the compensation for each executive officer, the Committee also considers a number of other factors including: an evaluation of the responsibilities required for each respective position, individual experience levels and individual performance and contributions toward achievement of our business objectives. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its analysis of that individual’s performance and contribution to our performance. In addition, in light of our stage of development, considerable emphasis is placed on equity-based compensation in an effort to preserve cash to finance our research and development efforts.

Other Factors Influencing 2010 Compensation for Executive Officers

Our potential products are in various stages of research and development and limited revenues have as yet been generated from product sales. As a result, the Committee does not believe the use of traditional performance standards, such as corporate profitability, is appropriate in the evaluation of our performance or the performance of our individual executives. The compensation of our executive officers is based, in substantial part, on industry compensation practices, trends noted (in the External Market Data, peer group analysis and by consulting services provided in prior fiscal years), as well as the extent to which the business and individual executive officers’ objectives are achieved. Such objectives are established by the Committee and modified as necessary to reflect changes in market conditions and other factors. Individual performance is measured against quantifiable objectives.

Among the significant business objectives achieved during 2010 were the following: continued development of tesetaxel, including the initiation of clinical trials in advanced melanoma, advanced gastric cancer and bladder cancer; continued follow-up of patients on the AGENDA trial, our Phase 3 trial of Genasense® in patients with advanced melanoma; and the sale of convertible notes and debt warrants resulting in aggregate gross proceeds of $25.8 million. Two significant factors warranted very substantial weight in evaluating our business performance and in making executive compensation decisions. These factors were our inability to close a licensing or partnership deal for Genasense®, tesetaxel, Ganite® or an oral gallium compound before the close of the fiscal year and the significant dilution that our stock suffered throughout 2010. These factors were considered carefully in evaluating executive performance and making determinations regarding executive compensation.

In May 2010, W. Lloyd Sanders, our Chief Operating Officer resigned from Genta to pursue other interests. To ensure the retention of Gary Siegel, our Vice President, Finance, the Committee appointed Mr. Siegel to be our Principal Financial Officer, Principal Accounting Officer and Secretary to the Board. He had been appointed to these positions on an interim basis in February 2008. In recognition of this change, the Committee approved an increase in Mr. Siegel’s annual salary from $210,000 to $250,000. The Committee also agreed to guarantee the payment of Mr. Siegel’s annual bonus target for 2010, previously established at 25.0% of his annual salary, or $62,500.00 and payable in January 2011, as long as Mr. Siegel was still employed by Genta on December 31, 2010. The retention award of $62,500 was paid in January 2011. In addition, Mr. Siegel’s annual bonus target percentage for 2011 was established at 30.0% of his annual salary.

In December 2010, the Committee reviewed peer analysis data, the compensation history of each executive officer, including their annual salary, cash incentive bonus and awards of restricted stock units, or RSUs. Due to our failure to close a licensing deal and our limited financial resources, Dr. Warrell recommended that, except for the retention award to Mr. Siegel, for the third consecutive year there should not be any annual salary increases, nor should any incentive bonuses be paid to any employee, including the other executive officers. The Committee approved this recommendation.

Elements of Executive Compensation

Our compensation package for executive officers generally consists of annual cash compensation, which includes both fixed (annual salary) and variable (cash incentive bonus program) elements, long-term compensation in the form of restricted stock units and certain perquisites. The main components are annual salary, cash incentive bonus and the award of restricted stock units, all of which are common elements of executive compensation pay in general and throughout the biotechnology and pharmaceutical industry.

Annual Salary

We pay an annual salary to our employees and the executive officers as consideration for fulfillment of certain roles and responsibilities. Changes in annual salaries for executive officers, if any, are generally effective at the beginning of each year. Increases to annual salary reflect a reward and recognition for successfully fulfilling the position’s role and responsibilities, the incremental value of the experience, knowledge, expertise and skills the individual acquires and develops during employment with us and adjustments as appropriate based on external competitiveness and internal equity. In consideration of our cost-reduction and cash conservation measures, there were no annual salary increases for 2008, 2009 or 2010, other than an increase in the annual salary of Mr. Siegel due to increased responsibilities during 2010. In order to further conserve our cash resources, we deferred payment of the salaries of Drs. Warrell and Itri for the periods from April 19, 2008 through August 17, 2008, and January 5, 2009 through July 3, 2009. The deferred amounts, totaling approximately $815,000 were paid during the latter half of 2010.

Cash Incentive Bonus Program

As part of their compensation package, our executive officers have the opportunity to earn annual cash incentive awards. Cash incentive awards are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. If warranted in special circumstances, individual one-time discretionary bonuses may also be awarded to our executive officers during the course of the year. Typically, we award cash incentive bonuses to employees, including the executive officers, as a reward and recognition for contributing to our achievement of specific annual business objectives established by the Committee at the beginning of the year. All employees are eligible for a form of cash incentive bonus, although payment of a cash incentive bonus is made at an individual level each year contingent upon our overall performance. However, as described above, our business performance was insufficient in 2010, 2009 and 2008 to warrant the payment of cash incentive bonuses to our employees, including executive officers.

Each year, we establish target bonuses for each executive officer payable based on achievement of specified Company and individual performance goals. The target bonus program amounts for the CEO (40 percent of annual salary) and the President, Pharmaceutical Development and Chief Medical Officer (30 percent of annual salary) are based on the terms of their employment agreements. The target amount for the position of Vice President, Finance was increased to 30 percent of annual salary beginning in 2011. The maximum bonus program award amounts for the CEO is set at 60 percent of his annual salary, while the maximum bonus program award amounts for the President Pharmaceutical Development and Chief Medical Officer and Vice President, Finance are set at 50 percent of annual salary. In considering annual bonuses, the Committee evaluates the annual performance of the individual executives, focusing on the executive’s performance in his or her area or areas of functional responsibility relative to the achievement of our annual corporate goals and other significant corporate accomplishments. Our strategic plan and individual performance targets include successful partnering transactions, and other strategic plan metrics, operational and financial metrics, regulatory compliance metrics, and timely delivery of specific programs, plans, and budgetary objectives identified by the Committee.

The table below details 2010 annual bonus targets and actual payouts for each of the named executive officers.

Name	Title	2010 Target Bonus ($)	2010 Target Bonus (% Salary)	2010 Actual Bonus ($)		2010 Actual Bonus (% Salary)
Raymond P. Warrell, Jr., M.D.	Chief Executive Officer and Chairman of the Board	$163,200	40%	$0		0%

Gary Siegel	Vice President, Finance	$62,500	25%	$62,500	(1)	25%

Loretta M. Itri, M.D.	President, Pharmaceutical Development and Chief Medical Officer	$140,250	30%	$0		0%

W. Lloyd Sanders (2)	Senior Vice President and Chief Operating Officer	$85,500	30%	$0		0%
____________
(1) As described above, Mr. Siegel was guaranteed his 2010 target award for retention purposes. This award was paid in January 2011.

(2) Mr. Sanders resigned from Genta on May 7, 2010.

Equity-Based Compensation

We grant equity-based compensation to employees, including executive officers, to attract, motivate, engage and retain highly qualified and highly sought-after employees. We grant equity awards on a broad basis to encourage all employees to work with a long-term view. We award restricted stock units, or RSUs, because we believe RSUs are an appropriate vehicle to align the employee’s interests with those of our stockholders.

Equity Awards in 2010

On October 6, 2010, our Committee approved the awarding of RSUs to Dr. Warrell, Mr. Siegel and Dr. Itri. The RSUs vest based on continued service as well as achievement of Company goals. Each vested RSU entitles the executive to receive one share of common stock on December 6, 2012; in addition, each executive officer will also receive an additional number of fully vested shares to reflect the effect of dilution of the awards from the grant date to the date of issuance of the shares as more fully described below. In light of the significant ongoing dilution of our stock, the Committee believes that without such anti-dilution protection, the awards would not have any retention value or provide motivation to achieve our performance goals.

Dr. Warrell was awarded RSUs for 11,608 shares, adjusted for the 1-for-50 reverse stock split implemented in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 6,965 shares  shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; fifteen percent (15%) of the initial grant amount, or 1,741 shares will vest when our market capitalization first exceeds ten (10) times our market capitalization value as of the initial grant date; ten percent (10%) of the initial grant amount, or 1,161 shares, will vest upon the conclusion of a business development transaction that yields net cash to us of more than $35 million during the period concluding December 6, 2012; ten percent (10%) of the initial grant amount, or 1,161 shares, will vest upon the Committee’s determination that our financing has been adequate through December 6, 2012; and five percent (5%) of the initial grant amount, or 580 shares, will vest upon us starting a new Phase 3 registration trial of one of our products.

Mr. Siegel was awarded RSUs for 1,934 shares adjusted for the 1-for-50 reverse stock split implemented in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 1,160 shares, shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; ten percent (10%) of the initial grant amount, or 193 shares will vest if there are no material review adjustments proposed by our external auditors for the year ended December 31, 2010; ten percent (10%) of the initial grant amount, or 193 shares will vest if there are no material review adjustments proposed by our external auditors for the year ended December 31, 2011;  ten percent (10%) of the initial grant amount, or 193 shares, will vest upon the successful upgrade of our financial reporting system, to be completed no later than December 6, 2012; five percent (5%) of the initial grant amount, or 98 shares, will vest upon the receipt of $1 million or more from the sale of our New Jersey tax losses or New Jersey research credits for the year ended December 31, 2010; and five percent (5%) of the initial grant amount, or 97 shares, will vest upon the receipt of $1 million or more from the sale of our New Jersey tax losses or New Jersey research credits for the year ended December 31, 2011.

Dr. Itri was awarded RSUs for 3,978 shares adjusted for the 1-for-50 reverse stock split implemented in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 2,386 shares, shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion and presentation of data from more than four Phase 2 trials of tesetaxel in breast cancer, bladder cancer, gastric cancer and melanoma; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the initiation of a front-line gastric cancer Phase 1-2 study of tesetaxel in Asia; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the initiation and completion of accrual into two Phase 1-2 tesetaxel studies in Japan; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion of the food-effect study of tesetaxel; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the securing of a Special Protocol Agreement from the FDA for a Phase 3 study of tesetaxel; ten percent (10%) of the initial grant amount, or 398 shares, will vest upon the initiation and completion of greater than fifty percent (50%) accrual in a multinational Phase 3 study of tesetaxel; and five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion of the final survival analysis of the AGENDA clinical trial.

All of the shares that vest under the RSUs that were granted in October 2010 will be issued on December 6, 2012. In addition, on the date of issuance, each executive officer will receive additional fully-vested shares determined by multiplying the vested shares to be issued to such officer under the RSUs by a fraction, the denominator being the number of shares outstanding on October 6, 2010 and the numerator being the number of shares of our common stock outstanding on such date of issuance.

Determining The Timing And Exercise Price Of Equity-Based Compensation

There is no established practice of timing equity grants in advance of the release of favorable or unfavorable financial or business results. Grants of stock options or RSUs to executive officers are made only at duly convened meetings of the Committee. Equity awards for newly hired executives are typically made at the next scheduled Committee meeting following the executive’s hire date. It is our intent that all stock option grants have an exercise price per share equal to the closing selling price per share on the grant date.

Retirement Benefits

All employees are eligible to participate in the Genta Incorporated Savings & Retirement Plan (Savings Plan), a tax-qualified retirement savings plan, which allows employee contributions to the Savings Plan on a before-tax basis in an amount up to the lesser of 50% of the employee’s annual salary or a limit prescribed by the Internal Revenue Service. All contributions to the Savings Plan are fully vested upon contribution. We match 100% of the first 4% of pay that is contributed to the Savings Plan and 50% of the next 2 % of pay contributed. We provide retirement benefits to our employees because we believe retirement benefits are an integral part of employee benefit programs within the biotechnology and pharmaceutical industry.

Perquisites

None of our executive officers other than our CEO and President, Pharmaceutical Development and Chief Medical Officer have perquisites in excess of $10,000 in annual value. Our CEO and President, Pharmaceutical Development and Chief Medical Officer have employment agreements that provide for the perquisites discussed under the heading “Employment Agreements”.

Severance Benefits

Dr. Warrell and Dr. Itri are eligible for severance benefits under the terms of their employment agreements as described under the heading “Employment Agreements”. Mr. Siegel is eligible for severance benefits under the terms of a letter agreement. For executives, severance benefits are intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other of our constituents without undue concern over whether the transactions may jeopardize the executive’s own employment.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based. The RSUs awarded as a component of equity compensation do not qualify as performance-based compensation. However, we believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance or through RSUs tied to the executive officer’s continued service, which may, together with base salary, exceed in the aggregate the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

2011 Objectives and Executive Compensation and Bonus Guidelines

As discussed above, the Committee determined that there would be no salary adjustments for 2011. The Committee has established cash incentive bonus targets and will evaluate each officer’s performance against those targets at the end of 2011. At its discretion, the Committee may make equity awards during 2011.  The Committee may make adjustments if necessary based on their assessment of a variety of factors including: our financial resources; industry trends; competitive market data; business objectives and corporate performance.

On December 14, 2010, the Committee approved the bonus award targets for each of our executive officers based on attainment of specified performance goals based on our strategic plan. In 2011, our strategic plan will focus on:
•	Closing one or more licensing agreements for tesetaxel;
•	Execution of all clinical, regulatory and compliance activities related to follow-up and completion of our Phase 3 trial of Genasense® (known as AGENDA) in patients with advanced melanoma;
•	Continued development of tesetaxel;
•	Conserving our existing cash position;
•	Successful execution of financing plans to strengthen our capital position; and
•	Advancing our clinical and non-clinical pipeline of product candidates.

In 2011, Dr. Warrell’s individual performance goals will focus on his areas of responsibility in his capacity as Chairman of the Board and CEO of the Company, as well as the senior manager for oversight of the departments of Legal Affairs, Corporate Communications, Research and Development, Business Development, Manufacturing and Quality Assurance (co-managing the latter with Dr. Itri). These activities will principally center upon his ability to secure adequate financing for us, the closing of one or more licensing transactions that will provide us with capital, advancing our pipeline of therapeutic product candidates, and maintaining stockholder confidence in management and Genta. Dr. Warrell’s specific performance goals and the relative weight of each goal include:
•	Closing one or more licensing agreements for tesetaxel (weighted at 20% of the potential bonus award);
•	Conserving our existing cash position (weighted at 40% of the potential bonus award);
•	Executing financing plans to strengthen our capital position (weighted at 10% of the potential bonus award);
•	Implementing and managing our short- and long-term strategic plans (weighted at 10% of the potential bonus award);
•	Managing our legal affairs to streamline processes and conserve resources (weighted at 5% of the potential bonus award);
•	Maintaining the effectiveness of patent and proprietary protections over our pipeline of product candidates (weighted at 5% of the potential bonus award); and
•	Maintaining stockholder confidence in us by managing investor and public relations (weighted at 10% of the potential bonus award).

In 2011, Mr. Siegel’s individual performance goals will focus on his role as Vice President, Finance.  Mr. Siegel is also expected to play a key role in strategic planning, development and validation of financial forecasts for business development, and compliance with financial laws and regulations.  Mr. Siegel’s specific performance goals and the relative weight of each goal include:
•	Timely reporting of all financial, tax, and regulatory compliance documents (weighted at 50% of the potential bonus award);
•	Effectively interacting with our auditors (weighted at 10% of the potential bonus award);
•	Timely and effective interaction and responsiveness to the Audit Committee of the Board (weighted at 5% of the potential bonus award);
•	Managing our accounts payable, tax reporting and payroll (weighted at 15% of the potential bonus award); and
•	Effectively managing and interacting with our legal advisors on matters related to the SEC and other regulatory and legal authorities (weighted at 20% of the potential bonus award).

In 2011, Dr. Itri’s individual performance goals will focus on her role as President, Pharmaceutical Development, and Chief Medical Officer.   These activities broadly address the development, initiation, and execution of clinical development plans for our therapeutic product candidates.  Dr. Itri is also the senior manager for the departments of Regulatory Affairs, Project Management, Clinical Operations, Biostatistics, and Quality Assurance (co-managing the latter with Dr. Warrell).  Dr. Itri’s specific performance goals and the relative weight of each goal include:
•	Designing, implementing and managing our clinical research and development activities (weighted at 20% of the potential bonus award);
•
Executing all clinical research, regulatory and compliance activities related to follow-up and completion of our AGENDA trial in patients with advanced melanoma (weighted at 30% of the potential bonus award);

•
Organizing the biostatistical analysis of the AGENDA trial on schedules that comply with our strategic plans, consistent with a high level of quality and regulatory compliance (weighted at 5% of the potential bonus award);

•	Completing the clinical trial of tesetaxel administered on a weekly schedule (weighted at 5% of the potential bonus award);
•	Making satisfactory progress towards completing a clinical trial of tesetaxel for patients with advanced melanoma (weighted at 10% of the potential bonus award);
•	Making satisfactory progress towards completing a confirmatory clinical trial of tesetaxel in patients with advanced gastric cancer (weighted at 15% of the potential bonus award);
•	Initiating new clinical trials of tesetaxel in patients with advanced prostate cancer and advanced breast cancer (weighted at 10% of the potential bonus award); and
•	Interacting effectively with regulatory authorities on matters related to our product candidates (weighted at 5% of the potential bonus award).

The foregoing objectives for each of the executive officers do not disclose additional detail, such as timing, because such disclosure would provide our competitors with an undue competitive advantage. As a biopharmaceutical company, we face intense competition from large and mid-sized biotechnology and pharmaceutical companies engaged in the development of oncology products, many of which have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. To effectively compete, we must take every precaution in creating and maintaining our competitive advantages, including protecting our short- and long-term research and development plans and strategies. In addition, as many of our pre-clinical research and development activities are subject to confidentiality obligations, disclosure of more specific goals and objectives would violate existing agreements among us and our research and development partners and significantly impair our ability to enter into such agreements in the future.

The dollar amounts of the 2011 annual bonus targets for the named executive officer are as shown below:

Name	Title	2011 Target Bonus ($)	2011 Target Bonus (% Salary)
Raymond P. Warrell, Jr., M.D.	Chief Executive Officer and Chairman of the Board	$163,200	40.0%

Gary Siegel	Vice President, Finance	$75,000	30.0%

Loretta M. Itri, M.D.	President, Pharmaceutical Development, and Chief Medical Officer	$140,250	30.0%

Summary Compensation Table

The following table sets forth certain information regarding compensation earned by or paid to our Chief Executive Officer, our Chief Financial Officer and other executive officers, collectively referred to as the named executive officers, during the years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond P. Warrell, Jr. M.D.	2010	393,877	-	118,209	-	-	-	37,212(2)	549,298
Chairman and	2009	422,123(3)	-	10,457,498 (4)	-	-	-	29,093(2)	10,908,714
Chief Executive Officer	2008	409,662(5)	-	-	-	-	-	31,060(2)	440,722

Gary Siegel	2010	228,115	-	19,702	-	62,500(6)	-	19,340(7)	329,657
Vice President, Finance	2009	217,269	-	1,161,944(8)	-	-	-	4,652(7)	1,383,865
	2008	210,000	-	16,400	-	-	-	11,518(7)	237,918

Loretta M. Itri, M.D.	2010	451,317	-	42,015	-	-	-	29,461(9)	522,793
President, Pharmaceutical	2009	483,683(10)	-	3,583,436(11)	-	-	-	9,667(9)	4,076,786
Development and Chief	2008	467,500(12)	-	-	-	-	-	20,061(9)	487,561
Medical Officer

W. Lloyd Sanders (13)	2010	99,750	-	-	-	-	-	-	99,750
Senior Vice President and	2009	294,865	-	1,742,916	-	-	-	4,291(14)	2,042,072
Chief Operating Officer	2008	285,000	-	26,650	-	-	-	5,642(14)	317,292
____________
(1)
These amounts represent the aggregate grant date fair value of RSUs granted to the named executive officer for the applicable year calculated in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Stock Compensation and does not take into account estimated forfeitures. The grant date fair value of the RSUs is calculated based on the achievement of all specified performance goals and reflects the fair market value of the common stock underlying the RSUs at the date of grant.

(2)
All other compensation for 2010 includes $6,000 for auto allowance, $8,778 for long-term disability, $12,250 Genta match to the 401(k) Plan for 2010 contributions and $10,184 Genta match to the 401(k) Plan for 2009 contributions. All other compensation for 2009 includes $6,000 for auto allowance, $12,872 for long-term disability, $9,336 for life insurance and $885 Genta match to the 401(k) Plan. All other compensation for 2008 includes $6,000 for auto allowance, $4,068 for long-term disability, $9,492 for life insurance and $11,500 Genta match to the 401(k) Plan.

(3)	In order to conserve our cash resources, we deferred the payment of Dr. Warrell’s salary from January 1, 2009 through July 3, 2009, totaling $200,750. This amount was paid to him during 2010.
(4)	The fair market value of this award at December 31, 2010 was $7,810.
(5)	In order to conserve our cash resources, we deferred Dr. Warrell’s salary from April 19, 2008 through August 17, 2008, totaling $178,104. This amount was paid to him during 2010.
(6)	Mr. Siegel received a retention award of $62,500 in May 2010, payable in January 2011, if he remained with Genta through the end of 2010. This award was paid to Mr. Siegel in January 2011.
(7)
All other compensation for 2010 includes $705 for life insurance, $11,406 Genta match to the 401(k) Plan for 2010 contributions and $7,229 Genta match to the 401(k) Plan for 2009 contributions. All other compensation for 2009 includes $1,017 for life insurance and $3,635 Genta match to the 401(k) Plan. All other compensation for 2008 includes $1,018 for life insurance and $10,500 Genta match to the 401(k) Plan.

(8)	The fair market value of this award at December 31, 2010 was $868.
(9)
All other compensation for 2010 includes $4,607 for long-term disability, $1,253 for life insurance, $12,250 Genta match to the 401(k) Plan for 2010 contributions and $11,351 Genta match to the 401(k) Plan for 2009 contributions. All other compensation for 2009 includes $6,753 for long-term disability, $2,015 for life insurance and $899 Genta match to the 401(k) Plan. All other compensation for 2008 includes $6,605 for long-term disability, $1,956 for life insurance and $11,500 Genta match to the 401(k) Plan.

(10)	In order to conserve our cash resources, we deferred Dr. Itri’s salary from January 1, 2009 through July 3, 2009, totaling $233,750. This amount was paid to her during 2010.
(11)	The fair market value of this award at December 31, 2010 was $2,676.
(12)	In order to conserve our cash resources, we deferred Dr. Itri’s salary from April 19, 2008 through August 17, 2008, totaling $203,010. This amount was paid to her during 2010.
(13)	Mr. Sanders resigned from Genta on May 7, 2010.
(14)	All other compensation for 2009 includes $4,291 for long-term disability. All other compensation for 2008 includes $4,326 for long-term disability and $1,316 Genta match to the 401(k) Plan.

Grants of Plan-Based Awards

The following table provides summary information concerning each grant of a cash bonus target and the award made to each named executive officer in 2010 under the 2009 Stock Incentive Plan, as amended:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (# Shares)	Target (# Shares) (2)	Maximum (# Shares)	or Units (#) (3)	Underlying Options (#)	and Option Awards ($) (4)
Dr. Warrell	1/25/2010	0	163,200	244,800	-	-	-	-	-	-
(5)	10/7/2010	-	-	-	-	4,643	-	6,965	-	$118,209

Mr. Siegel	1/25/2010	0	62,500	125,000	-	-	-	-	-
(6)	10/7/2010	-	-	-	-	774	-	1,160	-	$19,702

Dr. Itri	1/25/2010	0	140,250	233,750	-	-	-	-	-	-
(7)	10/7/2010	-	-	-	-	1,591	-	2,386	-	$42,015

Mr. Sanders(8)	-	-	-	-	-	-	-	-	-	-
____________
(1)
Reflects the range of payouts targeted for 2010 performance established by our Committee. As discussed above, due to limited financial resources, no bonuses were paid for 2010 performance. Mr. Siegel received a bonus of $62,500 for retention purposes.

(2)	Reflects number of common shares underlying RSUs with performance-based criteria for vesting.

(3)	Reflects number of common shares underlying RSUs with service-based criteria for vesting.

(4)
These amounts represent the aggregate grant date fair value of RSUs granted to the named executive officer calculated in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Stock Compensation and does not take into account estimated forfeitures. The grant date fair value of the RSUs is calculated based on the achievement of all specified performance goals and reflects the fair market value of the common stock underlying the RSUs at the date of grant.

(5)
The initial grant covered 11,608 shares, adjusted for the 1-for-50 reverse stock split implemented in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 6,965 shares, shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; fifteen percent (15%) of the initial grant amount, or 1,741 shares will vest when our market capitalization first exceeds ten (10) times the market capitalization value as of the initial grant date; ten percent (10%) of the initial grant amount, or 1,161 shares, will vest upon the conclusion of a business development transaction that yields net cash to us of more than $35 million during the period concluding December 6, 2012; ten percent (10%) of the initial grant amount, or 1,161 shares, will vest upon the Committee’s determination that our financing has been adequate through December 6, 2012; and five percent (5%) of the initial grant amount, or 580 shares, will vest upon us starting a new Phase 3 registration trial of one of our products. All of the shares that vest will be issued on December 6, 2012. In addition, on the date of issuance, additional fully vested shares will be issued determined by multiplying the vested shares to be issued under the RSUs by a fraction, the denominator being the number of our common shares outstanding on October 6, 2010 and the numerator being the number of shares of our common shares outstanding on the date of issuance.

(6)
The initial grant covered 1,934 shares, adjusted for the 1-for-50 reverse stock split implemented in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 1,160 shares shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; ten percent (10%) of the initial grant amount, or 193 shares will vest if there are no material review adjustments proposed by our external auditors for the year ended December 31, 2010; ten percent (10%) of the initial grant amount, or 193 shares will vest if there are no material review adjustments proposed by our external auditors for the year ended December 31, 2011; ten percent (10%) of the initial grant amount, or 193 shares, will vest upon the successful upgrade of our financial reporting system, to be completed no later than December 6, 2012; five percent (5%) of the initial grant amount, or 98 shares, will vest upon the receipt of $1 million or more from the sale of our New Jersey tax losses or New Jersey research credits for the year ended December 31, 2010; and five percent (5%) of the initial grant amount, or 97 shares, will vest upon the receipt of $1 million or more  from the sale of our New Jersey tax losses or New Jersey research credits for the year ended December 31, 2011. All of the shares that vest will be issued on December 6, 2012. In addition, on the date of issuance, additional fully vested shares will be issued determined by multiplying the vested shares to be issued under the RSUs by a fraction, the denominator being the number of our common shares outstanding on October 6, 2010 and the numerator being the number of our common shares outstanding on the date of issuance.

(7)
The initial grant covered 3,978 shares, adjusted for the 1-for-50 reverse stock split implemented in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 2,386 shares, shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion and presentation of data from more than four Phase 2 trials of tesetaxel in breast cancer, bladder cancer, gastric cancer and melanoma; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the initiation of a front-line gastric cancer Phase 1-2 study of tesetaxel in Asia; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the initiation and completion of accrual into two Phase 1-2 tesetaxel studies in Japan; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion of the food-effect study of tesetaxel; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the securing of a Special Protocol Agreement from the FDA for a Phase 3 study of tesetaxel; ten percent (10%) of the initial grant amount, or 398 shares, will vest upon the initiation and completion of greater than fifty percent (50%) accrual in a multinational Phase 3 study of tesetaxel; and five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion of the final survival analysis of the AGENDA clinical trial. In addition, on the date of issuance, additional fully vested shares will be issued determined by multiplying the vested shares to be issued under the RSUs by a fraction, the denominator being the number of our common shares outstanding on October 6, 2010 and the numerator being the number of our common shares outstanding on the date of issuance.

(8)	Mr. Sanders resigned from Genta on May 7, 2010.

Outstanding Equity Awards

The following table lists all outstanding equity awards held by each of our named executive officers at December 31, 2010.

	Option Awards			Stock Awards
Name	Number Of Securities Underlying Unexercised Options Exercisable (#)	Number Of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($) (2)
Dr. Warrell	-	-	-	8,423	$12,424	6,760	$9,971

Mr. Siegel	-	-	-	1,454	$2,145	774	$1,142

Dr. Itri	-	-	-	2,554	$3,767	3,042	$4,487

Mr. Sanders (4)	-	-	-	-	-	-	-
____________
(1)
Reflects number of common shares underlying unvested RSUs with service-based criteria for vesting awarded in August 2009 and October 2010. The vesting schedule for the RSUs awarded in October 2010 is described in more detail under the heading “Grants of Plan-Based Awards”. In addition, for the RSUs awarded in October 2010, on the date of issuance, additional shares will be issued determined by multiplying the vested shares by a fraction, the denominator being the number of shares of our common stock outstanding on October 6, 2010 and the numerator being the number of shares of our common stock outstanding on the date of issuance.  Each RSU will vest in full on an accelerated basis upon certain changes in control as described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” herein.

(2)	Based on the $1.475 closing price of our common stock on December 31, 2010, adjusted for the 1-for-50 reverse stock split implemented in February 2011.

(3)
Reflects number of common shares underlying unvested RSUs with performance-based criteria for vesting awarded in August 2009 and October 2010. The vesting schedule for the RSUs awarded in October 2010 is described in more detail under the heading “Grants of Plan-Based Awards”. In addition, for the RSUs awarded in October 2010, on the date of issuance, additional shares will be issued determined by multiplying the vested shares by a fraction, the denominator being the number of shares of our common stock outstanding on October 6, 2010 and the numerator being the number of shares of our common stock outstanding on the date of issuance.  Each RSU will vest in full on an accelerated basis upon certain changes in control as described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” herein.

(4)	Mr. Sanders resigned from Genta on May 7, 2010.

Option Exercises and Stock Vesting During 2010

This table shows the number of shares acquired by each of our executive officers upon vesting of RSUs during 2010. The dollar values shown in this table are not the grant-date fair value disclosed elsewhere in this report.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(#)(1)	Value Realized on Vesting ($) (2)
Dr. Warrell	-	-	742	$33,280

Mr. Siegel	-	-	245	$14,707

Dr. Itri	-	-	83	$3,799

Mr. Sanders (3)	-	-	-	-
____________
(1) Adjusted for the 1-for-50 reverse stock split implemented in February 2011.

(2) Equals the closing price of our common stock on the vesting dates multiplied by the number of restricted stock units that vested, adjusted for the 1-for-50 reverse stock split implemented in February 2011.

(3) Mr. Sanders resigned from Genta on May 7, 2010.

Nonqualified Deferred Compensation

We do not maintain a deferred compensation plan.  However, in 2008 and 2009, we had deferred payment of salaries to Dr. Warrell and Dr. Itri in order to conserve our cash resources. The following table shows the payment of such deferred salaries to each named executive officer during the 2010 fiscal year.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($) (1)	Aggregate Balance at Last FYE ($)
Dr. Warrell	-	-	-	378,854	-

Dr. Itri	-	-	-	436,760	-
____________
(1) During 2010, salaries that Dr. Warrell and Dr. Itri had deferred in 2008 and 2009 in order to conserve our cash resources, were paid to each of them.

Employment Agreements

Employment Agreement with Raymond P. Warrell, Jr., M.D.

Pursuant to an employment agreement dated as of January 1, 2006, by and between Genta and Dr. Warrell, that was subsequently amended and restated as of November 30, 2007, and later amended as of December 31, 2008 and January 20, 2011, hereinafter referred to as the Warrell employment agreement, Dr. Warrell continues to serve as our Chairman and Chief Executive Officer. The Warrell employment agreement has an initial term ending on December 31, 2012 and provides for automatic extensions for additional one-year periods. Under the Warrell employment agreement, Dr. Warrell’s $480,000 annual base salary was reduced by 15% effective January 1, 2008; he now receives a base salary of $408,000 per annum with annual percentage increases equal to at least the Consumer Price Index for the calendar year preceding the year of the increase. At the end of each calendar year, Dr. Warrell is eligible for a cash incentive bonus ranging from 0% to 60% of his annual base salary, subject to the achievement of agreed-upon goals and objectives.

We may also, from time to time, grant Dr. Warrell additional cash, stock options, equity and/or other long-term incentive awards in the sole discretion of our Board. Dr. Warrell continues to be entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. He is also entitled to receive supplemental life insurance and supplemental disability insurance, as well as premium payments for medical malpractice insurance up to a maximum of $25,000 annually. The aggregate amount of the benefits Dr. Warrell may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code. In addition, during 2011, the Committee will be reviewing its compensation practices and the existing employment agreements as a result of the Dodd-Frank Wall Street Reform Act in preparation of the new rules to be adopted by the SEC under the Dodd-Frank Act.

Employment Agreement with Loretta M. Itri, M.D

Pursuant to an employment agreement dated as of March 28, 2006, by and between Genta and Dr. Itri, signed on July 27, 2006, and amended as of December 31, 2008, Dr. Itri continues to serve as our President, Pharmaceutical Development and Chief Medical Officer. The employment agreement had an initial term of three years, beginning March 28, 2006 and continuing through March 27, 2009 and provides for automatic extensions for additional one-year periods. The agreement provides for a base annual salary in 2006 of $445,200, which may be reviewed annually for discretionary increases in a manner similar to our other senior executives and an annual cash incentive bonus ranging from 0% to 50% of her annual base salary to be paid if mutually agreed-upon goals and objectives are achieved for the year. As of 2010, Dr. Itri’s annual salary is $467,500. We may, from time to time, grant Dr. Itri RSUs or stock options consistent with the guidelines applicable to our other senior executives. Dr. Itri is entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. She is also entitled to receive supplemental life insurance and supplemental disability insurance. The aggregate amount of the benefits Dr. Itri may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code. In addition, during 2011, the Committee will be reviewing its compensation practices and the existing employment agreements as a result of the Dodd-Frank Wall Street Reform Act in preparation of the new rules to be adopted by the SEC under the Dodd-Frank Act.

Potential Payments Upon Termination or Change-in-Control

The following tables set forth the estimated payments and benefits which would have been provided to each named executive officer, assuming certain hypothetical events had occurred with respect to the named executive officer on December 31, 2010. For amounts connected with a change-in-control event, it is assumed that the change in control occurred on December 31, 2010 and that the price per share of our common stock paid to our stockholders in the change-in-control transaction was $1.475, the closing selling price per share of our common stock on December 31, 2010, adjusted for the 1-for-50 reverse stock split implemented in February 2011.

Name	Termination Scenario	Accrued Vacation	Salary and/or Bonus	Value of RSUs (1)	Total
Dr. Warrell	Death, Total disability, Termination by Genta for cause, Termination by employee without good reason	$76,892	$163,200	$40,468	$280,560
	Termination due to non-extension of the agreement by Genta	$76,892	$163,200	$121,405	$361,497
	Termination by Genta without cause, Termination by employee for good reason	$76,892	$734,400	$40,468	$688,560
	Change in control	$76,892	$734,400	$121,405	$932,697

Mr. Siegel	Death, Total disability, Termination by Genta for cause	$41,346	0	$6,745	$48,091
	Termination by Genta without cause	$41,346	$115,385	$6,745	$163,476
	Change in control	$41,346	$115,385	$20,236	$176,967

Dr. Itri	Death, Total disability, Terminated by Genta for cause, Terminated by employee without good reason, Termination due to non-extension of the agreement by Genta	$39,558	$140,250	$13,868	$193,676
	Termination by Genta without cause, Terminated by employee with good reason, Change in control	$39,558	$607,750	$41,603	$688,911
____________
(1) These amounts represent the value of RSUs that would be accelerated to each named executive officer, calculated as the number of common shares underlying the accelerated RSUs valued at the December 31, 2010 closing price of $1.475 per share.

Compensation Committee Interlocks and Insider Participation

None of the members of our Committee, Dr. Jaffe, Mr. Parios or Dr. Von Hoff, had any “interlock” relationship to report during our year ended December 31, 2010. None of our executive officers have served as a Director or member of the Board or the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a Director of or member of our Board or our Committee.

Compensation Committee Report

The Committee evaluates and establishes compensation for executive officers and oversees our management stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for our financial statements and reporting process, including the disclosure of executive compensation.

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report of the Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporates this report by reference, and shall not otherwise be deemed filed under such Acts.

Members of the Compensation Committee

Marvin E. Jaffe, M.D.
Christopher P. Parios
Daniel D. Von Hoff M.D., F.A.C.P.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of outstanding restricted stock units, or RSUs, granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2010. All figures have been retroactively adjusted to account for the 1-for-50 reverse stock split implemented in February 2011.

Plan category	Number of securities to be issued upon exercise of outstanding RSUs		Weighted-average exercise price of outstanding RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	192,019	(2)	$0	0	(3)
Equity compensation plans not approved by security holders	0			0

Total	192,019		$0	0
____________
(1) Comprised of the 2009 Stock Incentive Plan, or 2009 Plan.

(2) Reflects the shares to be issued upon vesting of 192,019 RSUs outstanding as of December 31, 2010, adjusted for the 1-for-50 reverse stock split implemented in February 2011, with vesting of those RSUs taking place through 2012. The shares will be issued without any cash consideration payable for the shares.

(3) There were no shares available for future grant as of December 31, 2010 under the  2009 Plan. However, the 2009 Plan provides for resets in the number of shares available to be granted, calculated as 15 percent of our outstanding shares on January 18, 2011 and on May 3, 2011.

Security Ownership of Management

The following table sets forth, as of March 25, 2011, certain information with respect to the beneficial ownership of our common stock (the only voting class outstanding), (i) by each Director, (ii) by each of the named executive officers and (iii) by all officers and Directors as a group.

	Amount and Nature of Beneficial Ownership
Name and Address (1)	Number of Shares (2)		Percent of Class
Raymond P. Warrell, Jr., M.D.	4,924,197	(3)	9.999%
Loretta M. Itri, M.D.	4,924,197	(3)	9.999%
Gary Siegel	-		*
W. Lloyd Sanders (4)	-		*
Marvin E. Jaffe	-		*
Christopher P. Parios	666	(5)	*
Ana I. Stancic	-		*
Daniel D. Von Hoff, M.D., F.A.C.P.	779	(5)	*
Douglas G. Watson (6)	-		*
All Directors and Executive Officers as a group	4,925,642	(7)	9.1%
____________
*	Less than one percent (1%).

(1)	The address of each named holder is in care of Genta Incorporated, 200 Connell Drive, Berkeley Heights, NJ 07922.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to RSUs that will vest and be issued within 60 days of March 25, 2011 or issuable on conversion of Senior Secured Convertible Promissory Notes due September 4, 2011 or issuable on exercise of March 2010 Warrants are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. All share figures have been adjusted for the 1-for-50 reverse stock split implemented in February 2011 and percentage of ownership is calculated on 44,318,014 shares outstanding at March 25, 2011.

(3)
Consists of 212 shares of common stock held jointly by Dr. Warrell and Dr. Itri. Also includes RSUs that will vest for 192 shares of common stock held by Dr. Warrell and RSUs that will vest for 20 shares of common stock held by Dr. Itri.  Also includes 4,923,773 shares of common stock issuable upon the exercise of March 2010 Warrants, which contain a provision preventing the holder from exercising such warrants to the extent such exercise would result in the holder beneficially owning more than 9.999% of the common stock outstanding.  Does not include any shares underlying the June 2008 Notes held by the Reporting Persons, which contain a provision preventing the holder from converting any June 2008 Note to the extent such conversion would result in the holder beneficially owning more than 4.999% of the common stock outstanding, and does not include any shares underlying the December 2010 Warrants, which contain a provision preventing the holder from exercising such warrants to the extent such exercise would result in the holder beneficially owning more than 9.999% of the common stock outstanding.

(4)	Mr. Sanders resigned from Genta on May 7, 2010.

(5)	Consists of shares of common stock.

(6)	Mr. Watson resigned from the Board on January 20, 2011.

(7)	Consists of 1,658 shares of common stock, RSUs that will vest for 213 shares of common stock and 4,923,771 shares of common stock issuable upon the exercise of March 2010 Warrants.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 25, 2011, certain information with respect to the beneficial ownership of our common stock by persons known by us to be beneficial owners of more than 5% of our common stock.  The information in this table is based solely on statements in filings with the SEC or other reliable information.

	Amount and Nature of Beneficial Ownership
Name and Address	Number of Shares		Percent of Class
Tang Capital Partners, LP 4401 Eastgate Mall San Diego, CA 92121	1,241,043	(1)	9.6%
Felix J. Baker and Julian C. Baker Baker Brothers Advisors 667 Madison Avenue New York, NY 10021	1,421,094	(1)	9.9%
Boxer Capital LLC 445 Marine View Ave, Suite 100 Del Mar, CA 92014	1,420,610	(1)	9.9%
CatTrail Private Equity Fund, LLC 8 Wells Hill Rd Weston, CT 06883	21,128,048	(2)	9.9%
Arcus Ventures Fund, LP 55 Broad Street Suite 1840 New York, NY 10004	23,315,632	(2)	9.9%
____________
(1)
Such information is based upon our review of a Schedule 13G filed by the holder with the SEC for the period ended December 31, 2010 adjusted for the 1-for-50 reverse stock split implemented in February 2011.

(2)
Such information is based upon our review of a Schedule 13G filed by the holder with the SEC for the period ended December 31, 2009 and is not adjusted for the 1-for-100 reverse stock split implemented in August 2010 and the 1-for-50 reverse stock split implemented in February 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board has determined that, except for Dr. Warrell, all of the members of the Board are “independent Directors”. Dr. Warrell is not considered independent, as he is an executive officer of the Company.

On June 9, 2008, Dr. Raymond Warrell, Jr., Chief Executive Officer and Chairman, participated in the initial closing of our sale of 2008 Notes by purchasing $2.0 million of such notes. Dr. Loretta Itri, President, Pharmaceutical Development and Chief Medical Officer, purchased $0.3 million of such notes. The remaining members of the Board independently discussed Dr. Warrell and Dr. Itri’s participation in the transaction and resolved that such participation would not interfere with Dr. Warrell or Dr. Itri’s exercise of independent judgment in carrying out their responsibilities in their respective positions. In connection with the 2008 Note financing and in accordance with the Audit Committee Charter, the Audit Committee reviewed and approved the 2008 Note financing with Dr. Warrell and Dr. Itri.

As part of the March 2010 financing, the Company issued March 2010 Warrants to holders of its outstanding 2008 Notes to extend the maturity of those notes from June 9, 2010 to June 9, 2011. The March 2010 Warrants allow the holder to purchase the same number of shares of common stock issuable upon conversion of the 2008 Notes. In December 2010, the Company extended the maturity date of its outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of the 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection. The remaining members of the Board independently discussed the issuance of the March 2010 Warrants and the December 2010 Warrants and determined that it was in the best interest of Genta and our stockholders to proceed with these transactions. In connection with the issuance of the March 2010 Warrants and the December 2010 Warrants and in accordance with the Audit Committee Charter, the Audit Committee reviewed and approved the issuance of the March 2010 Warrants and the December 2010 Warrants, including the issuance of both sets of warrants to Dr. Warrell and Dr. Itri.  Dr. Warrell and Dr. Itri, as holders of outstanding 2008 Notes, received March 2010 Warrants and December 2010 Warrants.

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

Item 14. Principal Accounting Fees and Services

Fees for independent registered public accounting firm for 2010 and 2009

Set forth below are the aggregate fees billed for the years ended December 31, 2010 and December 31, 2009 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP, or Amper:

	2010	2009
Audit fees	$183,000	$183,000
Audit-related fees	2,000	117,500
Total Audit & Audit-related fees	$185,000	$300,500
Tax fees	-	-
All other fees	-	-
Total fees	$185,000	$300,500

On August 19, 2010 the Audit Committee of our Board of Directors engaged EisnerAmper LLP to serve as our new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP to form EisnerAmper LLP, an independent registered public accounting firm.  We previously filed Form 8-K on August 19, 2010 acknowledging this change.

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During 2010, we incurred audit fees with Amper of $86,000 and during 2009 we incurred audit fees with Amper of $183,000. During 2010, we incurred audit fees with EisnerAmper LLP of $97,000.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. During 2009, Amper audited our 401(K) plan as of December 31, 2008.  Additionally, Amper provided assistance in our filings on Forms S-1 and S-3 during 2010 and 2009.  No such fees were billed by EisnerAmper LLP in 2010 and 2009.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.  No such fees were billed in 2010 or 2009.

The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

3.1.b	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed herewith)
3.1.c	Certificate of Designation of Series B Convertible Preferred Stock of the Company (filed herewith)
3.1.d	Certificate of Designation of Series C Convertible Preferred Stock of the Company (filed herewith)
3.1.e
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
Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.j
Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.k
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.l
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
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.k to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635)

3.1.o
Certificate of Designation of Series G Participating Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)

3.1.p
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 0-19635)

3.1.q
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 13, 2007, Commission File No. 0-19635)

3.1.r	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed herewith)
3.1.s
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2009, Commission File No. 0-19635)

Exhibit Number	Description of Document
3.1.t
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 30, 2010, Commission File No. 0-19635)

3.1.u	Certificate of Amendment of Restated Certificate of Incorporation of the Company filed on December 29, 2010 (filed herewith)
3.1.v
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2011, Commission File No. 0-19635)

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

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed on December 15, 2010, Commission File No. 0-19635).
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
Amendment of Lease, dated September 23, 2009 by and between The Connell Company and the Company (incorporated by reference to Exhibit 10.2B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 0-19635)

10.2C
Amendment of Lease, dated March 16, 2010 by and between The Connell Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Commission File No. 0-19635)

Exhibit Number	Description of Document
10.3*
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

10.10	Amended and Restated Employment Agreement, dated as of January 19, 2011, between the Company and Raymond P. Warrell, Jr. M.D. (filed herewith)
10.11*
License Agreement, dated March 7, 2008, between the Company and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 0-19635)

10.12
Securities Purchase Agreement, dated June 5, 2008, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.13
General Security Agreement, dated June 9, 2008, by and among the Company, certain additional grantors as set forth therein and Tang Capital Partners, L.P. as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.14
Genta Incorporated 2009 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Commission File No. 0-19635)

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

10.17*
Form of Consent Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 6, 2009, Commission File No. 0-19635)

Exhibit Number	Description of Document
10.18
Form of Securities Purchase Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2009, Commission File No. 0-19635)

10.19
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

10.21	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 12, 2009, Commission File No. 0-19365)
10.22	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19365)
10.23	Form of Consent and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19365)
10.24
Form of Securities Purchase Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19635)

10.25
Form of Registration Rights Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19635)

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.27	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.28	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.29	Form of Amendment and Acknowledgment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2010, Commission File No. 0-19635)
10.30	Form of Amendment and Consent Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
10.31	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
16.1
Letter from Amper, Politziner & Mattia, LLP dated August 19, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 19, 2010, Commission File No. 0-19635)

21	Subsidiaries of the Registrant
23.1	Consent of EisnerAmper LLP
23.2	Consent of Amper Politziner & Mattia, LLP
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
____________
*           The Company has been granted confidential treatment of certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2011.

Genta Incorporated

By:	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RAYMOND P. WARRELL, JR., M.D.	Chairman and Chief Executive Officer and Director (principal executive officer)	March 30, 2011
Raymond P. Warrell, Jr., M.D.

/s/ GARY SIEGEL	Vice President, Finance (principal financial and accounting officer)	March 30, 2011
Gary Siegel

/s/ MARVIN E. JAFFE, M.D.	Director	March 30, 2011
Marvin E. Jaffe, M.D.

/s/ CHRISTOPHER P. PARIOS	Director	March 30, 2011
Christopher P. Parios

/s/ ANA I. STANCIC	Director	March 30, 2011
Ana I. Stancic

/s/ DANIEL D. VON HOFF, M.D., F.A.C.P.	Director	March 30, 2011
Daniel D. Von Hoff, M.D., F.A.C.P.

Exhibit Number	Description of Document	Sequentially Numbered Pages
3.1.a
Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)

3.1.b	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed herewith)
3.1.c	Certificate of Designation of Series B Convertible Preferred Stock of the Company (filed herewith)
3.1.d	Certificate of Designation of Series C Convertible Preferred Stock of the Company (filed herewith)
3.1.e
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
Amended Certificate of Designations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.j
Certificate of Increase of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3(i).5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.k
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19635)

3.1.l
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
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.k to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19635)

3.1.o
Certificate of Designation of Series G Participating Cumulative Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2005, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages
3.1.p
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 0-19635)

3.1.q
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 13, 2007, Commission File No. 0-19635)

3.1.r	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed herewith)
3.1.s
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2009, Commission File No. 0-19635)

3.1.t
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 30, 2010, Commission File No. 0-19635)

3.1.u	Certificate of Amendment of Restated Certificate of Incorporation of the Company filed on December 29, 2010 (filed herewith)
3.1.v
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2011, Commission File No. 0-19635)

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

Exhibit Number	Description of Document	Sequentially Numbered Pages
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed on December 15, 2010, Commission File No. 0-19635).
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
Amendment of Lease, dated September 23, 2009 by and between The Connell Company and the Company (incorporated by reference to Exhibit 10.2B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 0-19635)

10.2C
Amendment of Lease, dated March 16, 2010 by and between The Connell Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Commission File No. 0-19635)

10.3*
Manufacture and Supply Agreement, dated May 1, 2008, between Genta Incorporated and Avecia Biotechnology Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Commission File No. 0-19635)

10.4*
License Agreement dated August 1, 1991, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)

10.4A*
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

10.10	Amended and Restated Employment Agreement, dated as of January 19, 2011, between the Company and Raymond P. Warrell, Jr. M.D. (filed herewith)
10.11*
License Agreement, dated March 7, 2008, between the Company and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 0-19635)

10.12
Securities Purchase Agreement, dated June 5, 2008, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.13
General Security Agreement, dated June 9, 2008, by and among the Company, certain additional grantors as set forth therein and Tang Capital Partners, L.P. as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.14
Genta Incorporated 2009 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Commission File No. 0-19635)

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

10.17*
Form of Consent Agreement, dated April 2, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 6, 2009, Commission File No. 0-19635)

10.18
Form of Securities Purchase Agreement, dated July 7, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2009, Commission File No. 0-19635)

10.19
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

10.21	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 12, 2009, Commission File No. 0-19365)

Exhibit Number	Description of Document	Sequentially Numbered Pages
10.22	Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19365)
10.23	Form of Consent and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19365)
10.24
Form of Securities Purchase Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19635)

10.25
Form of Registration Rights Agreement, dated September 4, 2009, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 9, 2009, Commission File No. 0-19635)

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.27	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.28	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.29	Form of Amendment and Acknowledgment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2010, Commission File No. 0-19635)
10.30	Form of Amendment and Consent Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
10.31	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
16.1
Letter from Amper, Politziner & Mattia, LLP dated August 19, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 19, 2010, Commission File No. 0-19635)

21	Subsidiaries of the Registrant
23.1	Consent of EisnerAmper LLP
23.2	Consent of Amper Politziner & Mattia, LLP
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* The Company has been granted confidential treatment of certain portions of this exhibit.