Form 10-Q
period 2011-03-31
GENTA INC DE/
filed 2011-05-16
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
\
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

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐
        Non-accelerated filer  ☐                                                                               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of May 16, 2011 the registrant had 167,763,185 shares of common stock outstanding.

Genta Incorporated

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)	March 31,
	2011	December 31,
ASSETS	(unaudited)	2010
Current assets:
Cash and cash equivalents	$8,893	$12,835
Inventory (Note 4)	25	31
Prepaid expenses and other current assets	618	890

Total current assets	9,536	13,756

Property and equipment, net	320	334
Deferred financing costs (Note 6)	968	1,459

Total assets	$10,824	$15,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,717	$5,813
Note payable	241	421
Convertible notes due July 7, 2011, $34 outstanding, net of debt discount of ($28) at March 31, 2011 and $36 outstanding, net of debt discount of ($36) at December 31, 2010 (Note 6)	6	-
Convertible notes due September 4, 2011, $3,767 outstanding, net of debt discount of ($3,339) at March 31, 2011 and $4,386 outstanding, net of debt discount of ($4,386) at December 31, 2010 (Note 6)	428	-

Total current liabilities	5,392	6,234

Long-term liabilities:
Office lease settlement obligation (Note 5)	1,850	1,872
Convertible notes due April 2, 2012, $234 outstanding, net of debt discount of ($222) at March 31, 2011 and $229 outstanding, net of debt discount of ($229) at December 31, 2010 (Note 6)	12	-
Convertible notes due March 9, 2013, $27,695 outstanding, net of debt discount of ($26,869) at March 31, 2011 and $25,130 outstanding, net of debt discount of ($25,130) at December 31, 2010 (Note 6)	826	-
Warrant liability (Note 6)	6,057	18,738

Total long-term liabilities	8,745	20,610

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at March 31, 2011 and December 31, 2010, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $.001 par value; 100,000,000 and 6,000,000 shares authorized, 57,054 and 3,306 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	57	3
Additional paid-in capital	1,193,843	1,186,428
Accumulated deficit	(1,197,213)	(1,197,726)
Total stockholders' deficit	(3,313)	(11,295)

Total liabilities and stockholders' deficit	$10,824	$15,549

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2011	2010

Product sales - net	$53	$34
Cost of goods sold	6	12
Gross margin	47	22

Operating expenses:
Research and development	2,348	2,443
Selling, general and administrative	1,629	3,773
Total operating expenses	3,977	6,216

Other income/(expense):
Interest and other income, net	5	8
Interest expense	(862)	(517)
Amortization of deferred financing costs and debt discount (Note 6)	(7,381)	(6,092)
Fair value - conversion feature liability (Note 6)	-	(97,297)
Fair value - warrant liability (Note 6)	12,681	(56,526)
Total other income/(expense), net	4,443	(160,424)
Net income/(loss)	$513	$(166,618)

Net income/(loss) per basic share (Note 1), (Note 8)	$0.03	$(3,820.46)
Net income/(loss) per diluted share (Note 1), (Note 8)	$0.00	$(3,820.46)

Shares used in computing net income/(loss) per basic share (Note 1), (Note 8)	16,401	44
Shares used in computing net income/(loss) per diluted share (Note 1), (Note 8)	3,292,227	44

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010

Operating activities:
Net income/(loss)	$513	$(166,618)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	46	35
Amortization of deferred financing costs and debt discount	7,382	6,092
Share-based compensation	197	2,602
Proceeds from sale of New Jersey tax losses received in 2010	-	2,873
Change in fair value - conversion feature liability (Note 6)	-	97,297
Change in fair value - warrant liability (Note 6)	(12,681)	56,526
Changes in operating assets and liabilities:
Inventory	6	15
Prepaid expenses and other current assets	271	300
Accounts payable and accrued expenses	536	(1,394)

Net cash used in operating activities	(3,730)	(2,272)
Investing activities:
Purchase of property and equipment	(32)	-

Net cash used in investing activities	(32)	-
Financing activities:
Repayments of note payable	(180)	-
Sale of convertible notes net of financing costs	-	25,629
Deposits in blocked cash account	-	(5,000)

Net cash provided by/(used in) financing activities	(180)	20,629

Increase/(decrease) in cash and cash equivalents	(3,942)	18,357
Cash and cash equivalents at beginning of period	12,835	1,216

Cash and cash equivalents at end of period	$8,893	$19,573

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
1.	Reverse Stock Split

At a Special Meeting of Stockholders of the Company on December 29, 2010, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2011, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-100. The Board of Directors subsequently approved the implementation of one reverse stock split at a ratio of 1-for-50 shares and the reverse stock split became effective on February 18, 2011. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to the reverse stock split.

2.	Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. As of March 31, 2011, the Company had an accumulated deficit of $1,197.2 million. Cash and cash equivalents as of March 31, 2011 were $8.9 million. In recent years, the Company has financed its operations from the sale of convertible notes, shares of common stock and warrants.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2010 and April 2010, the Company raised $25.6 million from the sale of various convertible notes and debt warrants. Presently, with no further financing, the Company projects that it will run out of funds in the third quarter of 2011. As of March 31, 2011, the Company had convertible notes with face value of $3.8 million maturing in September 2011. The terms of the convertible notes issued in April 2009, referred to as the April 2009 Notes, enable those noteholders, at their option, to purchase certain additional notes with similar terms. The Company currently does not have any additional financing in place. If it is unable to raise additional funds, the Company could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, or sell certain assets. There can be no assurance that the Company can obtain financing, if at all, or raise such additional funds, on terms acceptable to it.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

3.	Summary of Significant Accounting Policies

Accounting Standards Updates

Accounting Standards Updates not effective until after March 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In the Company’s opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010 have been made in conformity with United States generally accepted accounting principles. The results of operations for the three months ended March 31, 2011 may not be indicative of expected results of operations for the year ended December 31, 2011, or any other period. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the three months ended March 31, 2011 and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

Deferred Financing Costs

In conjunction with the issuance of convertible notes issued in 2008, April 2009, July 2009, September 2009 and March 2010 (as described in Note 6 to the Consolidated Financial Statements), the Company incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through their respective maturity dates. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated. The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes option-pricing model.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share for the three months ended March 31, 2011 and March 31, 2010 are based on the weighted average number of shares of common stock outstanding during the periods. There is no difference between the basic and diluted net loss per share for the three months ended March 31, 2010 as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. At March 31, 2011, the potentially dilutive securities include 3,275.8 million shares reserved for the conversion of convertible notes, convertible preferred stock, vesting of outstanding RSUs, exercise of outstanding warrants and shares issuable upon the exercise of purchase rights of our noteholders.

4.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$24	$24
Finished goods	1	7
	$25	$31

The Company has substantial quantities of Genasense® drug supply which are recorded at zero cost. Such inventory would be available for the commercial launch of this product, should Genasense® be approved.

5.	Office Lease Settlement Obligation

In March 2010, the Company entered into an amendment of its lease for office space with its landlord, whereby the lease for its office space in Berkeley Heights, New Jersey was extended until August 2015. In addition, as part of the amendment, the Company is due to pay an office settlement lease obligation over the life of the lease with a final payment of $1.6 million due in August 2015.

6.	Convertible Notes and Warrants

On March 9, 2010, the Company issued $10 million of a senior unsecured convertible note (the “B Notes”), $10 million of a senior unsecured convertible note (the “C Notes”) and $5 million of a senior unsecured convertible note (the “D Notes”).  In connection with the sale of the notes, the Company also issued warrants (the “Debt Warrants”) to purchase $10 million of senior unsecured convertible notes (the “E Notes”). In March and April 2010, four investors who had participated in the Company’s April 2009 financing, described below, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire $1.0 million of senior unsecured convertible notes (the “F Notes”). In May 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, $1.1 million of E Notes. In October 2010, two investors exercised Debt Warrants totaling $4.0 million using a cashless exercise procedure and received $3.6 million of E Notes. In January 2011, two investors exercised Debt Warrants totaling $2.7 million using a cashless exercise procedure and received $2.4 million of E Notes. The notes in all of the above transactions, (“the March 2010 Notes”), bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes, and as of March 31, 2011, were convertible into shares of Genta common stock at a conversion rate of $0.0142.

Concurrent with the sale of the March 2010 Notes, the Company also extended the maturity date of the outstanding 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants (“March 2010 Warrants”) to purchase the same number of shares of the Company’s common stock issuable upon conversion of such 2008 Notes. Subsequently, the maturity of the outstanding 2008 Notes was extended to September 4, 2011, as discussed below.

Prior to the approval of a 1-for-100 reverse stock split that was implemented in August 2010, there were not enough shares of common stock authorized under the Company’s certificate of incorporation to cover the shares underlying all of the March 2010 Notes. The Company accounted for the conversion options embedded in the March 2010 Notes in accordance with “Accounting for Derivative Instruments and Hedging Activities”, FASB ASC 815-10, and “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FASB ASC 815-40. FASB ASC 815-10 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, then the notes should be classified as a liability measured at fair value on the balance sheet. In this case, the holder of each March 2010 Note has the right to require the Company to repay 100% of the outstanding principal and accrued interest on each note in cash on the second anniversary of the closing date of the March 2010 financing.

In accordance with FASB ASC 815-40, when there were insufficient authorized shares to permit exercise of all of the issued convertible notes, the debt warrants and warrants, the conversion obligation for the notes and the warrant obligations were classified as liabilities and measured at fair value on the balance sheet. The conversion feature liabilities and the warrant liabilities were accounted for using mark-to-market accounting at each reporting date until all the criteria for permanent equity were met.

In connection with the March 2010 financing, the convertible features of the B, C, and D Notes were recorded as derivative liabilities of $263.5 million, resulting in an expense of $238.5 million. The Company recorded an initial discount of $25.0 million, equal to the face value of the notes, which is being amortized over the life of the notes through their maturity dates. Similarly, in March 2010, in connection with a $0.9 million exercise of purchase rights/options, the convertible features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.5 million. The Company recorded an initial discount of $0.9 million equal to the face value of the F Notes, which is being amortized over the life of the notes through their maturity dates.

On March 31, 2010, based on the revised fair-market valuation of the conversion feature liability related to the March 2010 transaction, the liability was valued at $119.0 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $94.0 million. Similarly, based on the revised fair-market valuation of the conversion feature liability related to the $0.9 million F note transactions, the conversion feature liability was valued at $4.2 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $3.3 million.

The conversion feature liability for the $25 million transaction was valued at March 9, 2010 and March 31, 2010 and the $0.9 million transactions were valued at March 17, 2010 and March 22, 2010 and March 31, 2010 using the Black-Scholes valuation model with the following assumptions:

	March 31, 2010	March 17/22, 2010	March 9, 2010
Price of share of Genta common stock	$240.00	$310.00	$530.00
Volatility	268%	267%	266%
Risk-free interest rate	1.60%	1.47%	1.43%
Remaining contractual lives	2.9	3.0	3.0

Pursuant to the terms of the Amendment and Consent Agreement dated December 14, 2010 between the Company and certain investors, the conversion prices of the B Notes and E Notes were adjusted to $0.0142 effective March 12, 2011. In accordance with the terms of all of the Company’s other convertible notes, Debt Warrants, March 2010 Warrants and December 2010 Warrants, described below, the conversion prices of all of the Company’s other notes, Debt Warrants, March 2010 Warrants and December 2010 Warrants were also adjusted to $0.0142 effective March 12, 2011. The Company valued this change in the conversion rate on March 12, 2011; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of its convertible notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of its convertible notes on March 12, 2011 and the Company began amortizing the resultant debt discount over the remaining term of the convertible notes.

From January 1, 2011 through March 31, 2011, holders of the B Notes voluntarily converted $0.7 million, resulting in an issuance of 16.7 million shares of common stock, holders of C Notes voluntarily converted $0.5 million, resulting in an issuance of 11.5 million shares of common stock, holders of D Notes voluntarily converted $0.1 million, resulting in an issuance of 4.0 million shares of common stock and holders of F Notes voluntarily converted $0.1 million, resulting in an issuance of 3.7 million shares of common stock. At March 31, 2011, the face value outstanding of the B Notes were $6.9 million, the C Notes were $7.6 million, the D Notes were $5.6 million, the E Notes were $7.5 million and the F Notes were $0.1 million.

The Company recorded the liability for the Debt Warrants at a fair value of $105.6 million on March 9, 2010, based upon a Black-Scholes calculation. The debt warrant liability was marked-to-market and charged/credited to expense in a manner similar to the conversion feature at each reporting date until all the criteria for permanent equity were met. At March 31, 2010, based on the revised fair-market valuation of the warrant liability of $47.7 million, the liability was reduced by $57.9 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $47.7 million.

The debt warrant liability was valued at March 9, 2010 and March 31, 2010 using the Black-Scholes valuation model with the following assumptions:

	March 31, 2010	March 9, 2010
Price of share of Genta common stock	$240.00	$530.00
Volatility	228%	225%
Risk-free interest rate	2.35%	2.15%
Remaining contractual lives	4.5	4.6

In December 2010, the Company extended the maturity date of its outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection; warrants with anti-dilution protection are accounted for as liabilities and marked-to-market over their lives. The March 2010 Warrants and December 2010 Warrants will be marked-to-market over the lives of the warrants, and based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010. At March 31, 2011, the March 2010 Warrants and December 2010 Warrants were valued at $6.1 million based upon a Black-Scholes valuation model, resulting in income on the Consolidated Statements of Operations for the first quarter of 2011 of $12.7 million.

The liability for the March 2010 Warrants and December 2010 Warrants were valued at March 31, 2011 and December 31, 2010 using a Black-Scholes valuation model with the following assumptions:

	March 31,	December 31,
	2011	2010
Price of share of Genta common stock	$0.057	$1.475
Volatility	246%	316%
Risk-free interest rate	0.80%	0.70%
Remaining contractual lives	2.0	2.2

The Company recorded the fair value of the March 2010 Warrants at $19.5 million on March 9, 2010, based upon a Black-Scholes calculation. At March 31, 2010, based on the revised fair-market valuation of the warrant liability of $8.8 million, the liability was reduced by $10.7 million, resulting in a net expense on the Consolidated Statement of Operations for the first quarter of 2010 of $8.8 million. The warrant liability was valued at March 9, 2010 and March 31, 2010 using the Black-Scholes valuation model with the same assumptions used for the valuation of the conversion feature liability of the March 2010 Notes.

On September 4, 2009, the Company issued $7 million of additional July 2009 Notes (defined below), common stock and July 2009 Warrants. Also on September 4, 2009, the Company issued $3 million of September 2009 Notes, common stock and September 2009 Warrants to certain accredited institutional investors. The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and with the conversion price reset on March 12,  2011 noted above, are convertible into shares of common stock at a conversion rate of $0.0142.

From January 1, 2011 through March 31, 2011, holders of the September 2009 Notes and July 2009 Notes issued on September 4, 2009, voluntarily converted $0.7 million, resulting in an issuance of 12.7 million shares of common stock.  At March 31, 2011, $1.9 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

In connection with the placement of the September 2009 Notes and July 2009 Notes on September 4, 2009, the Company issued warrants to its private placement agent to purchase 1,200 shares of common stock at an exercise price of $5,000.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrants of $2.2 million are being amortized over the term of the September 2009 and July 2009 Notes. At March 31, 2011, the unamortized balances of the financing fee were $0.2 million and the warrants were $0.5 million.

On July 7, 2009, the Company issued $3 million of July 2009 Notes, common stock and July 2009 Warrants. The July 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and with the conversion price reset on March 12, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.0142. At March 31, 2011, $34 thousand of the July 2009 Notes were outstanding.

On April 2, 2009, the Company issued $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and with the conversion price reset on March 12, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.0142. As of March 31, 2011, the terms of the April 2009 Notes enable those noteholders, at their option, to purchase up to $13.2 million of additional notes with similar terms. At March 31, 2011, $0.2 million of the April 2009 Notes were outstanding.

On June 9, 2008, the Company placed $20 million of 2008 Notes. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and with the conversion price reset on March 12, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.0142.

From January 1, 2011 through March 31, 2011, holders of the 2008 Notes voluntarily converted $0.1 million, resulting in an issuance of 3.0 million shares of common stock. At March 31, 2011, $1.8 million of the 2008 Notes were outstanding.

The Company is in compliance with all debt-related covenants at March 31, 2011. Upon the occurrence of an event of default, holders of the Company’s notes have the right to require the Company to prepay all or a portion of their notes.

All of the Company’s convertible notes contain various provisions regarding the adjustment of their applicable conversion prices. As noted above, conversion price resets were effected on December 31, 2010 and March 12, 2011. There are no other scheduled adjustments to the conversion prices of the Company’s convertible notes.

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

At March 31, 2011, the maturities of the Company’s convertible notes are as follows:

($ in thousands, face value amounts)	2011	2012	2013
2008 Notes	$1,845	$-	$-
April 2009 Notes	-	234	-
July 2009 Notes	34	-	-
September 2009 Notes and July 2009 Notes issued in September 2009	1,922	-	-
March 2010 Notes	-	-	27,695
Total	$3,801	$234	$27,695

7.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”). The following table summarizes the RSU activity under the 2009 Plan for the three months ended March 31, 2011:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2011	192	$67.21
Granted	3,425	$0.057
Vested	-	-
Forfeited or expired	-	-
Outstanding nonvested RSUs at March 31, 2011	3,617	$3.81

Based on the closing price of Genta common stock of $0.057 per share on March 31, 2011, the fair value of the nonvested RSUs at March 31, 2011 is $0.2 million. As of March 31, 2011, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 1.1 years.

Share-based compensation expense recognized for the three months ended March 31, 2011 and 2010, respectively, was comprised as follows:
	Three months ended March 31
($ in thousands, except per share data)	2011	2010

Research and development expenses	$84	$653
Selling, general and administrative	113	1,949
Total share-based compensation expense	$197	$2,602
Share-based compensation expense, per basic common share	$0.01	$59.65
Share-based compensation expense, per diluted common share	$0.00	$59.65

8.	Net Income/(Loss) per Share

The information required to compute basic and diluted net income/(loss) per share is as follows:

($ in thousands, except per share amounts)	Three months ended March 31,
	2011	2010
Numerator:
Net income/(loss)	$513	$(166,618)
Plus: income impact of assumed conversion
interest on convertible debt	944	-
Net income/(loss) plus assumed conversion	$1,457	$(166,618)

Denominator:
Weighted average shares outstanding:
Basic	16,401	44
Effect of dilutive convertible notes	2,234,533	-
Effect of dilutive warrants/rights	1,037,676	-
Effect of dilutive restricted stock units and convertible preferred stock	3,617	-
Diluted	3,292,227	44

Net income/(loss) per share:
Basic	$0.03	$(3,820.46)
Diluted	$0.00	$(3,820.46)

9.	Commitments and Contingencies

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

10.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the three months ended March 31, 2011 and March 31, 2010. On January 4, 2011, the Company issued $0.1 million of September 2009 Notes in lieu of interest due on its September 2009 Notes. On January 7, 2011, the Company issued $1 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On March 2, 2011, the Company issued $9 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On March 9, 2011, the Company issued $68 thousand of 2008 Notes in lieu of interest due on its 2008 Notes. On March 9, 2011 the Company issued B Notes, C Notes, D Notes, E Notes and F Notes totaling $1.5 million in lieu of interest due on the B Notes, C Notes, D Notes, E Notes and F Notes. On January 4, 2010, the Company issued $187 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On January 7, 2010, the Company issued $30 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On March 2, 2010, the Company issued $163 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On March 9, 2010 the Company issued $67 thousand in 2008 Notes in lieu of interest due on its 2008 Notes. On March 9, 2010, the Company issued approximately $386 thousand of 2008 Notes in lieu of interest due on its 2008 Notes.

From January 1, 2011 through March 31, 2011, holders of the Company’s convertible notes voluntarily converted approximately $2.1 million, resulting in an issuance of 51.6 million shares of common stock. From January 1, 2010 through March 31, 2010, holders of the Company’s convertible notes voluntarily converted approximately $2.5 million, resulting in an issuance of 34 thousand shares of common stock.

From January 1, 2011 through March 31, 2011, holders of the Company’s March 2010 Warrants voluntarily exercised a portion of their warrants, resulting in an issuance of 2.1 million shares.

11.	Subsequent Events

From April 1, 2011 through May 16, 2011, holders of convertible notes have voluntarily converted approximately $1.6 million of their notes, resulting in an issuance of 109.2 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approvals for its products from the U.S. Food and Drug Administration, or FDA or European Medicines Agency, or EMA;
•	the safety and efficacy of the Company’s products;
•	the timing of commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
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

The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to March 31, 2011, we have incurred a cumulative net deficit of $1,197.2 million. We expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications.

Our principal goal is to secure regulatory approval for the marketing of our products. One of our lead drugs, Genasense® has been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in various diseases. We have been especially interested in the development of Genasense® in three specific diseases: melanoma, chronic lymphocytic leukemia, referred to herein as CLL, and non-Hodgkin’s lymphoma, referred to herein as NHL.

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

As noted, AGENDA was designed based on data obtained from a similarly designed Phase 3 trial that was published in 2006. Results from that study showed that treatment with Genasense® plus dacarbazine compared with dacarbazine alone was associated with a statistically significant increase in the secondary endpoints of overall response, a complete response, or CR, durable response and PFS. However, the primary endpoint of overall survival approached but did not reach statistical significance (P=0.077) in the entire “intent-to-treat” population. Further analysis of this trial showed that there was a significant treatment interaction effect related to blood levels of LDH. Survival was shown to be significantly superior for patients with a non-elevated LDH who received Genasense® (P=0.018; n=508). Moreover, this benefit was particularly noteworthy for patients whose baseline LDH did not exceed 80% of the upper limit of normal. LDH had also been previously described by others as the single most important prognostic factor in advanced melanoma. Thus, the AGENDA trial sought to prospectively confirm these observations of potentially improved survival in this biomarker-defined patient population.

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

As prospectively specified, AGENDA was statistically powered to detect an improvement in overall survival, which is a late endpoint. At the time the early endpoints of the study were released (i.e. PFS, response rate), the data on late endpoints of survival and durable response were too early to analyze. An analysis for futility, which was defined as greater than 50% conditional power to observe a statistically significant increase under the prospectively assumed hazard ratio of 0.69, was conducted for the co-primary endpoint of overall survival.  AGENDA passed this futility analysis, and an Independent Data Monitoring Committee recommended that the trial continue to completion for the determination of the overall survival endpoint. The safety profile in patients who received Genasense® plus dacarbazine in AGENDA was consistent with prior studies. Followup of all patients for survival terminated on March 31, 2011. We currently project that the survival information will be available in May 2011. If the final analysis for overall survival is statistically significant, we believe that Genasense® could receive regulatory approval for marketing in this indication. Under such circumstance, we would confer with the FDA regarding resubmission of our New Drug Application, or NDA, regarding approval for treatment of patients with advanced melanoma.

We have conducted other trials of Genasense® in melanoma, including a Phase 2 trial of Genasense® plus chemotherapy consisting of Abraxane® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) plus temozolomide (Temodar®). In this trial, we examined whether different dosing regimens could be used to improve convenience. We project that final data from that trial, including overall survival information will be presented in the second quarter of 2011.

We have also conducted extensive trials in patients with advanced CLL. We completed a randomized Phase 3 trial in 241 patients with relapsed or refractory CLL who were treated with fludarabine and cyclophosphamide, also known as Flu/Cy, with or without Genasense®. The trial achieved its primary endpoint: a statistically significant increase in the proportion of patients who achieved a CR, defined as a complete or nodular partial response (17% vs. 7%; P=0.025). Patients who achieved this level of response also experienced disappearance of predefined disease symptoms. A key secondary endpoint, duration of CR, was also significantly longer for patients treated with Genasense® (median exceeding 36+ months in the Genasense® group, versus 22 months in the chemotherapy-only group).

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

The FDA has granted our request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a NDA on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by FDA at the time of submission.

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

Our third pipeline project consists of the development of an oral gallium-containing compound. We believe such compounds may have broad utility to treat diseases associated with accelerated bone loss.  These illnesses include hypercalcemia, bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. We have supported research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs for patients with cystic fibrosis who have severe infections.

We completed a single-dose Phase 1 clinical study of one such compound (known as G4544[a]). We have developed additional experimental compounds of this class with the goal of identifying a potential lead compound for further clinical testing. Some of these compounds are currently being tested in animals to evaluate their oral absorption.

If we are able to identify a clinically and commercially acceptable formulation of an oral gallium-containing compound, we will evaluate whether an expedited regulatory approval may be possible.

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

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

($ in thousands)	2011	2010

Product sales – net	$53	$34
Cost of goods sold	6	12
Gross margin	47	22

Operating expenses:
Research and development	2,348	2,443
Selling, general and administrative	1,629	3,773
Total operating expenses	3,977	6,216

Other (expense)/income:
Interest and other income	5	8
Interest expense	(862)	(517)
Amortization of deferred financing costs and debt discount	(7,381)	(6,092)
Fair value – conversion feature liability	-	(97,297)
Fair value – warrant liability	12,681	(56,526)
Total other income/(expense), net	4,443	(160,424)

Net income/(loss)	$513	$(166,618)

Product sales-net

Product sales-net were $53 thousand for the first quarter of 2011, compared with $34 thousand for the first quarter of 2010. Net sales increased in the first quarter of 2011 due to a significant decline in the level of product returns.

Cost of goods sold

Cost of goods sold for the first quarter of 2011 declined 50% from the prior-year quarter due to the decline in unit sales. As a percent of sales, cost of goods sold declined due to the significant decline in the level of product returns.

Research and development expenses

Research and development expenses were $2.3 million for the three months ended March 31, 2011, virtually unchanged with $2.4 million recognized for the three months ended March 31, 2010. Research and development expenses incurred on the tesetaxel project during the first quarter of 2011 were approximately $1.3 million, or 56% of research and development expenses during the first quarter of 2011 and research and development expenses incurred on the Genasense® project for the first quarter of 2011 were approximately $0.7 million, representing 31% of research and development expenses during the first quarter of 2011. In the prior-year quarter, research and development expenses incurred on the tesetaxel project (including purchased drug supply for tesetaxel) during the three months ended March 31, 2010 were approximately $1.4 million, representing 58% of research and development expenses and research and development expenses incurred on the Genasense® project were approximately $0.8 million, or 31% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.6 million for the three months ended March 31, 2011, compared with $3.8 million for the three months ended March 31, 2010. This decline was primarily due to lower share-based compensation expense, as share-based compensation expense recognized for the three months ended March 31, 2011 was $0.1 million and for the three months ended March 31, 2010 was $1.9 million.

Interest and other income
Interest expense

On March 9, 2010, we issued a series of convertible notes totaling $25 million.  In connection with the sale of the notes, we also issued warrants, referred to as Debt Warrants, to purchase $10 million of senior unsecured convertible notes. In March and April 2010, four investors who had participated in our April 2009 financing, exercised their rights under that financing to acquire senior unsecured convertible notes of $1.0 million. In May 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received notes of $1.1 million. In October 2010, two holders of Debt Warrants totaling $4.0 million exercised their warrants using a cashless exercise procedure and received notes of $3.6 million. In January 2011, two holders exercised Debt Warrants of $2.7 million using a cashless exercise procedure and received notes of $2.4 million. The notes in all of the above transactions, referred to as March 2010 Notes, bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes to the holder, and as of March 31, 2011, were convertible into shares of Genta common stock at a conversion rate of $0.0142.

Concurrent with the sale of the March 2010 Notes, we also extended the maturity date of our outstanding convertible notes from a financing in 2008, referred to as 2008 Notes, from June 9, 2010 to June 9, 2011 in exchange for three-year warrants, referred to as March 2010 Warrants, to purchase the same number of shares of our common stock issuable upon conversion of such 2008 Notes. In December 2010, we extended the maturity date of our outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of 2008 Notes and have the same expiration date as the March 2010 Warrants.

The total of interest and other income and interest expense resulted in expense, net of $(0.9) million for the three months ended March 31, 2011, compared to $(0.5) million for the prior-year quarter. The increase is primarily attributable to the inclusion of a full three months of interest expense on our March 2010 Notes during the first quarter of 2011.

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount increased to $7.4 million for the three months ended March 31, 2011 compared with $6.1 million for the prior-year quarter. The increase is primarily attributable to the inclusion of a full three months of amortization related to our March 2010 Notes during the first quarter of 2011.

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

On March 9, 2010, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the March 2010 Notes of $263.5 million and expensed $238.5 million, the amount that exceeded the proceeds of the $25.0 million from the closing. Similarly, in March 2010, in connection with the issuance of $0.9 million in March 2010 Notes, the convertible features of the notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.5 million.

At March 31, 2010, based on the revised fair-market valuation of the conversion feature liabilities related to the March 2010 transactions, the liabilities were valued at $123.2 million, resulting in a net expense on the Consolidated Statements of Operations for the first quarter of 2010 of $97.3 million.

Fair value – warrant liability

At March 31, 2011, the March 2010 Warrants and December 2010 Warrants were valued at $6.1 million based upon a Black-Scholes valuation model, resulting in income on the Consolidated Statements of Operations for the first quarter of 2011 of $12.7 million.

In the prior-year period, the Debt Warrants and the March 2010 Warrants were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The Debt Warrants and the March 2010 Warrants were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model and re-measured at March 31, 2010, resulting in a net expense of $56.5 million for the three months ended March 31, 2010.

Net income/(loss)

Genta recorded net income of $0.5 million, or $0.03 net income per basic share and $0.00 net income per diluted share, for the three months ended March 31, 2011 and reported a net loss of $166.6 million, or net loss per basic and diluted share of $(3,820.46) per share, for the three months ended March 31, 2010. The improvement in net income was primarily due to the recognition of the conversion feature liability in the prior quarter plus the income recorded in this year’s quarter as a result of marking-to-market the warrant liabilities.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents totaling $8.9 million, compared with $12.8 million at December 31, 2010, reflecting funds used in operating our company.

Net cash used in operating activities for the three months ended March 31, 2011 was $3.7 million compared with $2.3 million for the same period in 2010. The prior-year period included the receipt of funds of $2.9 million from the sale of portions of New Jersey net operating losses and research and development credits.

In March 2010 and April 2010, we raised $25.6 million from the sale of various convertible notes and debt warrants. Presently, with no further financing, we project that the Company will run out of funds in the third quarter of 2011. As of March 31, 2011, we had convertible notes with face value of $3.8 million maturing in September 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2011. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2010. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Presently, with no further financing, we project that we will run out of funds in the third quarter of 2011. The terms of the April 2009 Notes enable those noteholders, at their option, to purchase additional notes with similar terms. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, or sell certain assets. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

We cannot assure you that our product candidates will receive FDA or EMA approval. For example, the recent results in the Phase 3 AGENDA trial of Genasense® in advanced melanoma were not sufficient to re-submit a NDA in the U.S., and our prior regulatory applications for Genasense® in melanoma and CLL were unsuccessful.

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

We have a significant amount of debt.  As of March 31, 2011, we had a face amount of debt outstanding of $31.7 million, consisting of the face value of 2008 Notes of $1.8 million, the face value of April 2009 Notes of $0.2 million, the face value of July 2009 Notes issued in July 2009 of $34 thousand, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $1.9 million and the face value of March 2010 Notes of $27.7 million.

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

 Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices. Conversion price resets went into effect on October 9, 2010, January 1, 2011 and March 12, 2011. There are no other scheduled adjustments to the conversion prices of our convertible notes.

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

If the foregoing adjustments occur, our convertible notes will be convertible into a greater number of shares and our current stockholders' ownership holdings will be further diluted upon exercise of such notes.

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

Our business could suffer if we are not able to enter into suitable contractual collaborative arrangements with research institutions and corporate partners for the development and commercialization of our products, or if our collaborative arrangements are not successful in developing and commercializing products.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to March 31, 2011, we have incurred a cumulative net deficit of $1,197.2 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMA for commercial sale in one or more indications.

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

At a Special Meeting of Stockholders held on December 29, 2010, our stockholders authorized our Board of Directors to implement two reverse stock splits prior to December 31, 2011, with each stock split having an exchange ratio from 1-for-2 up to 1-for-100. We implemented one reverse stock split having a ratio of 1-for-50 on February 18, 2011. Our Board may decide to implement an additional reverse stock split prior to December 31, 2011.

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

At March 31, 2011, we had 57.1 million shares of common stock outstanding and 3,275.8 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, debt warrants, outstanding restricted stock units and shares issuable upon the exercise of purchase rights of our noteholders. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Date: May 16, 2011
/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 16, 2011
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