Form 10-Q
period 2011-06-30
GENTA INC DE/
filed 2011-08-11
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011 the registrant had 223,919,432 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)
	June 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,158	$12,835
Inventory (Note 4)	24	31
Prepaid expenses and other current assets	500	890
Total current assets	5,682	13,756
Property and equipment, net	291	334
Deferred financing costs (Note 6)	475	1,459
Total assets	$6,448	$15,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$8,419	$5,813
Note payable for financing insurance policies	136	421
Convertible notes due July 7, 2011, $36 outstanding, net of debt discount of ($36) at December 31, 2010 (Note 6)	-	-
Convertible notes due September 4, 2011, $3,831 outstanding, net of debt discount of ($1,344) at June 30, 2011 and $4,386 outstanding, net of debt discount of ($4,386) at December 31, 2010 (Note 6)	2,487	-
Convertible notes due April 2, 2012, $228 outstanding, net of debt discount of ($163) at June 30, 2011	65

Total current liabilities	11,107	6,234
Long-term liabilities:
Office lease settlement obligation (Note 5)	1,839	1,872
Convertible notes due April 2, 2012, $229 outstanding, net of debt discount of ($229) at December 31, 2010 (Note 6)		-
Convertible notes due March 9, 2013, $25,635 outstanding, net of debt discount of ($21,619) at June 30, 2011 and $25,130 outstanding, net of debt discount of ($25,130) at December 31, 2010 (Note 6)	4,016	-
Warrant liability (Note 6)	2,144	18,738
Total long-term liabilities	7,999	20,610

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at June 30, 2011 and December 31, 2010	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $.001 par value; 100,000,000 and 6,000,000 shares authorized, 205,257 and 3,306 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	205	3
Additional paid-in capital	1,195,934	1,186,428
Accumulated deficit	(1,208,797)	(1,197,726)
Total stockholders' deficit	(12,658)	(11,295)
Total liabilities and stockholders' deficit	$6,448	$15,549

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Product sales - net	$54	$76	$107	$110
Cost of goods sold	1	15	7	27
Gross margin	53	61	100	83

Operating expenses:
Research and development	5,109	2,417	7,457	4,860
Selling, general and administrative	1,726	1,833	3,355	5,606
Total operating expenses	6,835	4,250	10,812	10,466

Other income/(expense):
Interest income and other income, net	4	27	9	35
Interest expense	(894)	(966)	(1,756)	(1,483)
Amortization of deferred financing costs and debt discount (Note 6)	(7,825)	(10,513)	(15,206)	(16,605)
Fair value - conversion feature liability (Note 6)	-	26,859	-	(70,438)
Fair value - warrant liability (Note 6)	3,913	14,225	16,594	(42,301)
Total other income/(expense)	(4,802)	29,632	(359)	(130,792)
Net income/(loss)	$(11,584)	$25,443	$(11,071)	$(141,175)

Net income/(loss) per basic share (Note 8)	$(0.08)	$183.10	$(0.13)	$(1,542.08)
Net income/(loss) per diluted share (Note 8)	$(0.08)	$21.17	$(0.13)	$(1,542.08)

Shares used in computing net income/(loss) per basic share (Note 8)	149,856	139	83,497	92
Shares used in computing net income/(loss) per diluted share (Note 8)	149,856	1,246	83,497	92

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Six Months Ended June 30,
	2011	2010

Operating activities:
Net loss	$(11,071)	$(141,175)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	88	72
Amortization of deferred financing costs and debt discount	15,206	16,605
Share-based compensation	332	3,306
Change in fair value - conversion feature liability (Note 6)	-	70,438
Change in fair value - warrant liability (Note 6)	(16,594)	42,301
Changes in operating assets and liabilities:
Receivable on sale of New Jersey tax losses	-	2,873
Inventory	7	30
Prepaid expenses and other current assets	390	447
Accounts payable and accrued expenses	4,295	(1,213)
Net cash used in operating activities	(7,347)	(6,316)
Investing activities:
Purchase of property and equipment	(45)	(47)
Interest on restricted cash	-	(2)
Net cash used in investing activities	(45)	(49)
Financing activities:
Issuance of note payable for financing insurance policies	85	-
Repayments of note payable for financing insurance policies	(370)	-
Sale of convertible notes net of financing costs	-	25,784
Deposits in blocked cash account	-	(5,000)
Net cash provided by/(used in) financing activities	(285)	20,784
Increase/(decrease) in cash and cash equivalents	(7,677)	14,419
Cash and cash equivalents at beginning of period	12,835	1,216
Cash and cash equivalents at end of period	$5,158	$15,635

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. For the six months ended June 30, 2011, the Company had a net loss of $11.1 million and a net cash outflow from operations of $7.3 million. As of June 30, 2011, the Company had an accumulated deficit of $1,208.8 million. Cash and cash equivalents as of June 30, 2011 were $5.2 million. In recent years, the Company has financed its operations from the sale of convertible notes, shares of common stock and warrants.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2010 and April 2010, the Company raised $25.6 million from the sale of various convertible notes and debt warrants. Presently, with no further financing, the Company projects that it will run out of funds during the third quarter of 2011. As of June 30, 2011, the Company had convertible notes with face value of $3.8 million maturing in September 2011. The terms of the convertible notes issued in April 2009, referred to as the April 2009 Notes, enabled those noteholders, at their option, to purchase certain additional notes with similar terms. Those noteholders chose not to exercise their rights. The Company currently does not have any additional financing in place. If it is unable to raise additional funds, the Company could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, or sell certain assets. There can be no assurance that the Company can obtain financing, if at all, or raise such additional funds, on terms acceptable to it.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

3.	Summary of Significant Accounting Policies

Accounting Standards Updates

Accounting Standards Updates which are not effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In the Company’s opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010 have been made in conformity with United States generally accepted accounting principles. The results of operations for the three and six months ended June 30, 2011 may not be indicative of expected results of operations for the year ended December 31, 2011, or any other period. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2010.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the six months ended June 30, 2011 and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

Net Income/(Loss) Per Common Share

Net income/(loss) per common share for the three and six months ended June 30, 2011 and June 30, 2010 are based on the weighted average number of shares of common stock outstanding during the periods. There is no difference between the basic and diluted net loss per share for the three and six months ended June 30, 2011 and for the six months ended June 30, 2010, as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. At June 30, 2011, the potentially dilutive securities include 2,366.9 million shares reserved for the conversion of convertible notes, convertible preferred stock, vesting of outstanding RSUs and the exercise of outstanding warrants and shares.

4.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$24	$24
Finished goods	-	7
	$24	$31

5.	Office Lease Settlement Obligation

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

On March 9, 2010, the Company issued $10 million of a senior unsecured convertible note (the “B Notes”), $10 million of a senior unsecured convertible note (the “C Notes”) and $5 million of a senior unsecured convertible note (the “D Notes”).  In connection with the sale of the notes, the Company also issued warrants (the “Debt Warrants”) to purchase $10 million of senior unsecured convertible notes (the “E Notes”). In March and April 2010, four investors who had participated in the Company’s April 2009 financing, described below, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire $1.0 million of senior unsecured convertible notes (the “F Notes”). In May 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, $1.1 million of E Notes. In October 2010, two investors exercised Debt Warrants totaling $4.0 million using a cashless exercise procedure and received $3.6 million of E Notes. In January 2011, two investors exercised Debt Warrants totaling $2.7 million using a cashless exercise procedure and received $2.4 million of E Notes. The notes in all of the above transactions, (“the March 2010 Notes”), bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes, and as of June 30, 2011, were convertible into shares of Genta common stock at a conversion rate of $0.0142.

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

Prior to the approval of a reverse stock split that was implemented in August 2010, there were not enough shares of common stock authorized under the Company’s certificate of incorporation to cover the shares underlying all of the March 2010 Notes. The Company accounted for the conversion options embedded in the March 2010 Notes in accordance with “Accounting for Derivative Instruments and Hedging Activities”, FASB ASC 815-10, and “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FASB ASC 815-40. FASB ASC 815-10 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, then the notes should be classified as a liability measured at fair value on the balance sheet. In this case, the holder of each March 2010 Note has the right to require the Company to repay 100% of the outstanding principal and accrued interest on each note in cash on the second anniversary of the closing date of the March 2010 financing.

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

In connection with the March 2010 financing, the convertible features of the B, C, and D Notes were recorded as derivative liabilities of $263.5 million, resulting in an expense of $238.5 million. The Company recorded an initial discount of $25.0 million, equal to the face value of the notes, which is being amortized over the life of the notes through their maturity dates. Similarly, in March and April 2010, in connection with a $1.0 million exercise of purchase rights/options, the convertible features of the F Notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.4 million. The Company recorded an initial discount of $1.0 million, equal to the face value of the F Notes, which is being amortized over the life of the notes through their maturity dates.  In May 2010, in connection with the issuance of the $1.1 million of E Notes, the convertible features of the E Notes were recorded as a derivative liability of $7.5 million, resulting in expense of $6.4 million. The Company recorded an initial discount of $1.1 million, equal to the face value of the E Notes, which is being amortized over the life of the notes through their maturity dates.

On June 30, 2010, based on the revised fair-market valuation of the conversion feature liabilities related to the March 2010 Notes, the liabilities were valued at $96.4 million, resulting in an expense on the Consolidated Statements of Operations for the six months ended June 30, 2010 of $70.4 million.

The conversion feature liability for the March 2010 Notes were valued at June 30, 2010 and the date of the transactions using the Black-Scholes valuation model with the following assumptions:

	June 30, 2010	May 6/10, 2010	April 9, 2010	March 17/22, 2010	March 9, 2010
Price of share of Genta common stock	$180.00	$322.00	$78.00	$310.00	$530.00
Volatility	284%	278%	272%	267%	266%
Risk-free interest rate	0.88%	1.34%	1.68%	1.47%	1.43%
Remaining contractual lives	2.7	2.8	2.9	3.0	3.0

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

From January 1, 2011 through June 30, 2011, holders of the B Notes voluntarily converted $1.5 million, resulting in an issuance of 75.0 million shares of common stock, holders of C Notes voluntarily converted $0.8 million, resulting in an issuance of 29.6 million shares of common stock, holders of D Notes voluntarily converted $0.2 million, resulting in an issuance of 11.1 million shares of common stock, holders of E Notes voluntarily converted $0.8 million, resulting in an issuance of 54.1 million shares of common stock and holders of F Notes voluntarily converted $0.2 million, resulting in an issuance of 11.2 million shares of common stock. At June 30, 2011, the face value outstanding of the B Notes were $6.0 million, the C Notes were $7.4 million, the D Notes were $5.5 million and the E Notes were $6.7 million.

The Company recorded the liability for the Debt Warrants at a fair value of $105.6 million on March 9, 2010, based upon a Black-Scholes calculation. The debt warrant liability was marked-to-market and charged/credited to expense in a manner similar to the conversion feature at each reporting date until all the criteria for permanent equity were met. At June 30, 2010, the revised fair-market valuation of the warrant liability was calculated at $42.3 million, resulting in an expense on the Consolidated Statements of Operations for the six months ended June 30, 2010 of $42.3 million.

The debt warrant liability was valued at June 30, 2010 and March 9, 2010 using the Black-Scholes valuation model with the following assumptions:

	June 30, 2010	March 9, 2010
Price of share of Genta common stock	$180.00	$530.00
Volatility	236%	225%
Risk-free interest rate	1.50%	2.15%
Remaining contractual lives	4.3	4.6

In December 2010, the Company extended the maturity date of its outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection; warrants with anti-dilution protection are accounted for as liabilities and marked-to-market over their lives. Based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010 for the value of the March 2010 Warrants and December 2010 Warrants. At June 30, 2011, the March 2010 Warrants and December 2010 Warrants were valued at $2.1 million based upon a Black-Scholes valuation model, resulting in income on the Consolidated Statements of Operations for the six months ended June 30, 2011 of $16.6 million.

The liability for the March 2010 Warrants and December 2010 Warrants were valued at June 30, 2011 and December 31, 2010 using a Black-Scholes valuation model with the following assumptions:

	June 30, 2011	December 31, 2010
Price of share of Genta common stock	$0.021	$1.475
Volatility	257%	316%
Risk-free interest rate	0.38%	0.70%
Remaining contractual lives	1.7	2.2

The Company recorded the fair value of the March 2010 Warrants at $19.5 million on March 9, 2010, based upon a Black-Scholes calculation. At June 30, 2010, the revised fair-market valuation of the warrant liability was calculated to be $6.6 million. The warrant liability was valued at March 9, 2010 and June 30, 2010 using the Black-Scholes valuation model with the same assumptions used for the valuation of the conversion feature liability of the March 2010 Notes.

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

From January 1, 2011 through June 30, 2011, holders of the September 2009 Notes and July 2009 Notes issued on September 4, 2009, voluntarily converted $0.7 million, resulting in an issuance of 12.8 million shares of common stock. At June 30, 2011, $1.9 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

In connection with the placement of the September 2009 Notes and July 2009 Notes on September 4, 2009, the Company issued warrants to its private placement agent to purchase 1,200 shares of common stock at an exercise price of $5,000.00 per share and incurred financing fees of $0.6 million. The financing fees and the initial value of the warrants of $2.2 million are being amortized over the term of the September 2009 and July 2009 Notes. At June 30, 2011, the unamortized balances of the financing fee were $0.1 million and the warrants were $0.2 million.

On July 7, 2009, the Company issued $3 million of July 2009 Notes, common stock and July 2009 Warrants. At June 30, 2011, due to voluntary conversions by noteholders, there were no July 2009 Notes outstanding.

On April 2, 2009, the Company issued $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior secured convertible promissory notes to the holder, and with the conversion price reset on March 12, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.0142. The terms of the April 2009 Notes enabled those noteholders, at their option, to purchase up to $13.2 million of additional notes with similar terms up until June 6, 2011. No noteholder chose to exercise this option. At June 30, 2011, $0.2 million of the April 2009 Notes were outstanding.

On June 9, 2008, the Company placed $20 million of 2008 Notes. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior secured convertible promissory notes to the holder, and with the conversion price reset on March 12, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.0142.

From January 1, 2011 through June 30, 2011, holders of the 2008 Notes voluntarily converted $0.1 million, resulting in an issuance of 3.2 million shares of common stock. At June 30, 2011, $1.9 million of the 2008 Notes were outstanding.

The Company is in compliance with all debt-related covenants at June 30, 2011. Upon the occurrence of an event of default, holders of the Company’s notes have the right to require the Company to prepay all or a portion of their notes.

The conversion rate of all of the Company’s convertible notes will be reduced if the Company issues additional shares of common stock or common stock equivalents for consideration that is less than the then applicable conversion price or if the conversion or exercise price of any common stock equivalent (including the convertible notes) is adjusted or modified to a price less than the then applicable conversion price. Conversion price resets were effected on January 1, 2011 and as noted above, March 12, 2011. There are no other scheduled adjustments to the conversion prices of the Company’s convertible notes.

At June 30, 2011, the maturities of the Company’s convertible notes are as follows:

($ in thousands, face value amounts)	2011	2012	2013
2008 Notes	$1,910	$-	$-
April 2009 Notes	-	228	-
September 2009 Notes and July 2009 Notes issued in September 2009	1,921	-	-
March 2010 Notes	-	-	25,635
Total	$3,831	$228	$25,635

7.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”). The following table summarizes the RSU activity under the 2009 Plan for the six months ended June 30, 2011:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2011	192	$67.21
Granted	13,668	$0.03
Vested	-	-
Forfeited or expired	-	-
Outstanding nonvested RSUs at June 30, 2011	13,860	$1.01

Based on the closing price of Genta common stock of $0.021 per share on June 30, 2011, the fair value of the nonvested RSUs at June 30, 2011 is $0.3 million. As of June 30, 2011, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of one year.

Share-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010, respectively, was comprised as follows:

	Three Months ended June 30		Six months ended June 30
($ in thousands, except per share data)	2011	2010	2011	2010

Research and development expenses	$45	$566	$129	$1,219
Selling, general and administrative	90	138	203	2,087
Total share-based compensation expense	$135	$704	$332	$3,306
Share-based compensation expense, per basic common share	$0.00	$5.07	$0.00	$36.11
Share-based compensation expense, per diluted common share	$0.00	$0.57	$0.00	$36.11

8.	Net Income/(Loss) per Share

The information required to compute basic and diluted net income/(loss) per share is as follows:

($ in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income/(loss)	$(11,584)	$25,443	$(11,071)	$(141,175)
Plus: income impact of assumed conversion interest on convertible debt	-	937	-	-
Net income/(loss) plus assumed conversion	$(11,584)	$26,380	$(11,071)	$(141,175)

Denominator:
Weighted average shares outstanding:
Basic	149,856	139	83,497	92
Effect of dilutive convertible notes	-	694	-	-
Effect of dilutive warrants/rights	-	405	-	-
Effect of dilutive restricted stock units and convertible preferred stock	-	8	-	-
Diluted	149,856	1,246	83,497	92

Net income/(loss) per share:
Basic	$(0.08)	$183.10	$(0.13)	$(1,542.08)
Diluted	$(0.08)	$21.17	$(0.13)	$(1,542.08)

9.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, the Board of Directors and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the Company’s motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and the Company’s responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. The parties have twenty days in which to move for reconsideration by the Appellate Division or to seek certification to the New Jersey Supreme Court.  The Company is currently considering these options.  The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.

10.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the six months ended June 30, 2011 and June 30, 2010. On June 9, 2011, the Company issued $69 thousand in 2008 Notes in lieu of interest due on its 2008 Notes. On March 9, 2011, the Company issued $68 thousand of 2008 Notes in lieu of interest due on its 2008 Notes. On March 9, 2011 the Company issued B Notes, C Notes, D Notes, E Notes and F Notes totaling $1.5 million in lieu of interest due on the B Notes, C Notes, D Notes, E Notes and F Notes. On March 2, 2011, the Company issued $9 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On January 7, 2011, the Company issued $1 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On January 4, 2011, the Company issued $0.1 million of September 2009 Notes in lieu of interest due on its September 2009 Notes. On June 9, 2010, the Company issued $66 thousand of 2008 Notes in lieu of interest due on its 2008 Notes. On March 9, 2010, the Company issued $67 thousand in 2008 Notes in lieu of interest due on its 2008 Notes. On March 2, 2010, the Company issued $163 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On January 7, 2010, the Company issued $30 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On January 4, 2010, the Company issued $187 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes.

From January 1, 2011 through June 30, 2011, holders of the Company’s convertible notes voluntarily converted approximately $4.2 million, resulting in an issuance of 199.8 million shares of common stock. From January 1, 2010 through June 30, 2010, holders of the Company’s convertible notes voluntarily converted approximately $6.9 million, resulting in an issuance of 123 thousand shares of common stock.

From January 1, 2011 through June 30, 2011, holders of the Company’s March 2010 Warrants voluntarily exercised a portion of their warrants, resulting in an issuance of 2.1 million shares.

11.	Subsequent Events

From July 1, 2011 through August 10, 2011, holders of convertible notes have voluntarily converted approximately $0.3 million of their notes, resulting in an issuance of 18.8 million shares of common stock.

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

The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to June 30, 2011, we have incurred a cumulative net deficit of $1,208.8 million. We expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications.

Our principal goal is to secure regulatory approval for the marketing of our products. Our lead compound is tesetaxel, which we in-licensed in March 2008 from Daiichi Sankyo Company Limited. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types, and the drug has shown definite evidence of antitumor activity in gastric cancer and breast cancer. Tesetaxel also appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients.

We have initiated several new clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer and melanoma. These trials are currently open to enrollment at major cancer centers around the world.

The FDA has granted our request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a New Drug Application, or NDA on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by FDA at the time of submission.

The FDA has also designated tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. We routinely file both Fast Track and Orphan Drug designations, or similar designations in applicable territories, for diseases that fulfill regulatory requirements for such designation.

Our other pipeline project consists of the development of an oral gallium-containing compound. We believe this class of compounds may have broad utility to treat diseases associated with accelerated bone loss.  These illnesses include hypercalcemia, bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. We have supported research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs for patients with cystic fibrosis who have severe infections.

We completed a single-dose Phase 1 clinical study of one such oral gallium compound, known as G4544a. We have developed additional experimental compounds of this class with the goal of identifying a potential lead compound for further clinical testing. Some of these compounds are currently being tested in animals to evaluate their oral absorption.

If we are able to identify a clinically and commercially acceptable formulation of an oral gallium-containing compound, we will evaluate whether an expedited regulatory approval may be possible.

One of our former lead drugs, Genasense® had been studied in combination with a wide variety of anticancer drugs in a number of different cancer indications. We have reported results from randomized trials of Genasense® in various diseases.

Our major recent initiative with Genasense® related to its potential use in patients with advanced melanoma. In 2009, we completed accrual to a Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. This trial, known as AGENDA, was a randomized, double-blind, placebo-controlled study in which patients were randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study used a tumor biomarker, (lactate dehydrogenase, or LDH) to identify patients who were most likely to respond to Genasense®. In May 2011, the results of the AGENDA trial did not show a significant increase in overall survival for patients treated with Genasense®. We have no plans to initiate any new clinical programs with Genasense®.

 We are currently marketing Ganite® in the U.S., which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been low relative to original expectations in part due to our under-investment in its marketing for a small indication. Since Ganite® has now lost patent protection, we do not plan to substantially increase our investment in the drug. We believe the product has strategic importance for our franchise of gallium-containing compounds, and we currently intend for Ganite® to remain on the market.

Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

($ in thousands)	2011	2010

Product sales – net	$54	$76
Cost of goods sold	1	15
Gross margin	53	61

Operating expenses:
Research and development	5,109	2,417
Selling, general and administrative	1,726	1,833
Total operating expenses	6,835	4,250

Other (expense)/income:
Interest and other income	4	27
Interest expense	(894)	(966)
Amortization of deferred financing costs and debt discount	(7,825)	(10,513)
Fair value – conversion feature liability	-	26,859
Fair value – warrant liability	3,913	14,225
Total other income/(expense), net	(4,802)	29,632

Net income/(loss)	$(11,584)	$25,443

Product sales-net

Product sales-net, of Ganite®, were $54 thousand for the three months ended June 30, 2011, compared with $76 thousand for the three months ended June 30, 2010. Unit sales declined 59%, although this was partially offset by a significant decline in the level of product returns.

Cost of goods sold

During the three months ended June 30, 2011, virtually all sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses were $5.1 million for the three months ended June 30, 2011, compared with $2.4 million recognized for the three months ended June 30, 2010. With the results of the AGENDA trial in May 2011 not showing a significant increase in overall survival for patients treated with Genasense®, we have no plans to initiate any new clinical programs with Genasense®. Accordingly, in June 2011, we recognized $2.7 million of remaining contractual obligations related to Genasense®. Research and development expenses incurred on the tesetaxel project during the second quarter of 2011 were approximately $1.6 million, or 32% of research and development expenses during the second quarter of 2011 and research and development expenses incurred on the Genasense® project for the second quarter of 2011 were approximately $3.3 million, representing 64% of research and development expenses during the second quarter of 2011. In the prior-year quarter, research and development expenses incurred on the  Genasense® project were approximately $1.5 million, or 63% of research and development expenses and research and development expenses incurred on the tesetaxel project were approximately $0.6 million, representing 26% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2011, virtually unchanged from $1.8 million for the three months ended June 30, 2010.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in expense, net of $(0.9) million for the three months ended June 30, 2011, unchanged from the prior year quarter.

Amortization of deferred financing costs and debt discount

In March 2010, we issued a series of convertible notes totaling $25 million.  In connection with the sale of the notes, we also issued warrants, referred to as Debt Warrants, to purchase $10 million of senior unsecured convertible notes. In March and April 2010, four investors who had participated in our April 2009 financing, exercised their rights under that financing to acquire senior unsecured convertible notes of $1.0 million. In May 2010, two holders of Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received notes of $1.1 million. In October 2010, two holders of Debt Warrants totaling $4.0 million exercised their warrants using a cashless exercise procedure and received notes of $3.6 million. In January 2011, two holders exercised Debt Warrants of $2.7 million using a cashless exercise procedure and received notes of $2.4 million. The notes in all of the above transactions, referred to as March 2010 Notes, bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes to the holder, and as of June 30, 2011, were convertible into shares of Genta common stock at a conversion rate of $0.0142.

In conjunction with the issuance of convertible notes in March 2010, September 2009, July 2009, April 2009 and 2008, we incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase our common stock. These financing costs are being amortized over the term of the notes through their respective maturity dates. As the notes have been converted, the amortization of deferred financing costs has been accelerated.

In addition, the accounting for the issuance of all of our convertible notes also required that we record a debt discount against each of these notes, to be amortized over the respective lives of the notes. With each conversion price reset, we have recorded a debt discount equal to the face value of the notes (at the time of the reset), and have amortized the new figure over the respective remaining lives of the notes. As the notes have been converted, the amortization of the respective debt discount has been accelerated.

Amortization of deferred financing costs and debt discount declined to $7.8 million for the three months ended June 30, 2011 compared with $10.5 million for the prior-year quarter. Amortization in the prior-year quarter was higher due to an increased level of voluntary conversions of notes during the second quarter of 2010.

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

On March 9, 2010, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the March 2010 Notes of $263.5 million and expensed $238.5 million, the amount that exceeded the proceeds of the $25.0 million from the closing. Similarly, in March 2010,  April 2010, and May 2010 in connection with the issuance of $2.1 million in March 2010 Notes, the convertible features of the notes were recorded as a derivative liability of $12.9 million, resulting in expense of $10.8 million.

On June 30, 2010, based on the revised fair-market valuation of the conversion feature liabilities related to the March 2010 transactions, the liabilities were valued at $96.4 million, resulting in income on the Consolidated Statements of Operations for the second quarter of 2010 of $26.9 million.

Fair value – warrant liability

Concurrent with the sale of the March 2010 Notes, we also extended the maturity date of our outstanding convertible notes from a financing in 2008, referred to as 2008 Notes, from June 9, 2010 to June 9, 2011 in exchange for three-year warrants, referred to as March 2010 Warrants, to purchase the same number of shares of our common stock issuable upon conversion of such 2008 Notes. In December 2010, we extended the maturity date of our outstanding 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection; warrants with anti-dilution protection are accounted for as liabilities and marked-to-market over their lives. Based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010 for the value of the March 2010 Warrants and December 2010 Warrants. At June 30, 2011, the March 2010 Warrants and December 2010 Warrants were valued at $2.1 million based upon a Black-Scholes valuation model, resulting in income on the Consolidated Statements of Operations for the three months ended June 30, 2011 of $3.9 million.

In the prior-year period, the Debt Warrants and the March 2010 Warrants were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The Debt Warrants and the March 2010 Warrants were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model and re-measured at June 30, 2010, resulting in income on the Consolidated Statements of Operations for the three months ended June 30, 2010 of $14.2 million.

Net income/(loss)

Genta recorded a net loss of $11.6 million, or $(0.08) net loss per basic and diluted share for the three months ended June 30, 2011, compared with net income of $25.4 million, or $183.10 net income per basic share and $21.17 net income per diluted share, for the three months ended June 30, 2010. The net loss was primarily due to the absence of the recognition of the conversion feature liability in the prior-year quarter, lower income recorded in this year’s quarter as a result of marking-to-market the warrant liabilities and the recognition of the remaining contractual obligations related to Genasense®.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

($ in thousands)	2011	2010

Product sales – net	$107	$110
Cost of goods sold	7	27
Gross margin	100	83

Operating expenses:
Research and development	7,457	4,860
Selling, general and administrative	3,355	5,606
Total operating expenses	10,812	10,466

Other (expense)/income:
Interest and other income	9	35
Interest expense	(1,756)	(1,483)
Amortization of deferred financing costs and debt discount	(15,206)	(16,605)
Fair value – conversion feature liability	-	(70,438)
Fair value – warrant liability	16,594	(42,301)
Total other income/(expense), net	(359)	(130,792)

Net income/(loss)	$(11,071)	$(141,175)

Product sales-net

Product sales-net, of Ganite®, were virtually unchanged from the prior-year period. Unit sales declined 55%, however, this was offset by a significant decline in the level of product returns.

Cost of goods sold

Cost of goods sold declined from the prior-year period due to the decline in unit sales and that sales of Ganite® in the second quarter of 2011 were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses of $7.5 million for the six months ended June 30, 2011, increased from $4.9 million for the six months ended June 30, 2010. The increase was primarily due to the recognition of $2.7 million in remaining contractual obligations related to Genasense®. Research and development expenses incurred on the Genasense® project for the six months ended June 30, 2011 were approximately $4.0 million, representing 54% of research and development expenses during the first six months of 2011. Research and development expenses incurred on the tesetaxel project for the six months ended June 30, 2011 were approximately $3.0 million, or 40% of research and development expenses during the first six months of 2011. In the prior-year period, research and development expenses incurred on the Genasense® project were approximately $2.2 million, or 47% of research and development expenses and research and development expenses incurred on the tesetaxel project were approximately $2.1 million, representing 42% of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.4 million for the six months ended June 30, 2011, compared with $5.6 million for the six months ended June 30, 2010. This decline was primarily due to lower share-based compensation expense, as share-based compensation expense recognized for the six months ended June 30, 2011 was $0.2 million and for the six months ended June 30, 2010 was $2.1 million.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in net expense of $(1.7) million for the six months ended June 30, 2011, compared to $(1.4) million for the six months ended June 30, 2010. The increase is primarily attributable to the inclusion of interest expense incurred on notes issued in May 2010, October 2010 and January 2011 on the exercise of Debt Warrants.

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount declined to $15.2 million for the six months ended June 30, 2011 compared with $16.6 million for the prior-year period. Amortization in the prior-year six-month period was higher due to an increased level of voluntary conversions of notes during the first six months of 2010. In addition, conversions of notes subsequent to June 30, 2010 have resulted in lower ongoing amortization in subsequent periods. As notes have been converted, their related debt discount and financing costs have been accelerated.

Fair value – conversion feature liability

On June 30, 2010, the revised fair-market valuation of the conversion feature liabilities related to the March 2010 transactions of $96.4 million resulted in net expense on the Consolidated Statements of Operations for the six months ended June 30, 2010 of $70.4 million.

Fair value – warrant liability

On June 30, 2011, the March 2010 Warrants and December 2010 Warrants were valued at $2.1 million based upon a Black-Scholes valuation model, resulting in income on the Consolidated Statements of Operations for the six months ended June 30, 2011 of $16.6 million.

In the prior-year period, the Debt Warrants and the March 2010 Warrants were valued at $42.3 million, resulting in an expense of $42.3 million for the six months ended June 30, 2010.

Net income/(loss)

Genta recorded a net loss of $(11.1) million, or $(0.13) net loss per basic and diluted share, for the six months ended June 30, 2011 and reported a net loss of $(141.2) million, or $(1,542.08) net loss per basic and diluted share, for the six months ended June 30, 2010. The lower net loss was primarily due to the recognition of the conversion feature liability in the prior year, plus, as a result of marking-to-market warrant liabilities, income recorded in the first six months of this year compared with expense reported in the comparison period.

Liquidity and Capital Resources

On June 30, 2011, we had cash and cash equivalents totaling $5.2 million, compared with $12.8 million at December 31, 2010, reflecting funds used in operating our company.

Net cash used in operating activities for the six months ended June 30, 2011 was $7.3 million compared with $6.3 million for the same period in 2010. The prior-year period included the receipt of funds of $2.9 million from the sale of portions of New Jersey net operating losses and research and development credits.

In March 2010 and April 2010, we raised $25.6 million from the sale of various convertible notes and debt warrants. Presently, with no further financing, we project that the Company will run out of funds during the third quarter of 2011. As of June 30, 2011, we had convertible notes with face value of $3.8 million maturing in September 2011. The terms of the April 2009 Notes enabled those noteholders, at their option, to purchase certain additional notes with similar terms. Those noteholders chose not to exercise their rights. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell certain assets, or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

•
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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2011. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b), Genta’s Principal Executive Officer and Principal Accounting and Financial Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Principal Executive Officer and Principal Accounting and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II

Item 1. Legal Proceedings

In September 2008, several of our stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08.  The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors, and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division.  On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009.  The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. The parties have twenty days in which to move for reconsideration by the Appellate Division or to seek certification to the New Jersey Supreme Court. We are currently considering these options. We intend to continue our vigorous defense of this matter.

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

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and clinical trials, competitive and technological advances, and regulatory activities of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory authorities. In order to commercialize our products, seek new product candidates and continue our research and development programs, we will need to raise additional funds. We have historically financed our activities from the sale of shares of common stock, convertible notes, warrants and proceeds from partnerships with other companies.

Presently, with no further financing, we project that we will run out of funds during the third quarter of 2011. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell certain assets, or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as tesetaxel and an oral gallium compound, depends in large part on the success of our clinical development programs, our efforts to obtain regulatory approvals and our sales and marketing efforts directed at physicians, patients and third-party payors. A number of factors could affect these efforts, including:

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

We cannot assure you that our product candidates will receive FDA or EMA approval. For example, the recent results in the Phase 3 AGENDA trial of Genasense® did not show a significant increase in overall survival for patients treated with Genasense®.

Our financial condition and results of operations have been and will continue to be significantly affected by FDA and EMA action with respect to our products. Any adverse events with respect to FDA and/or EMA approvals could negatively impact our ability to obtain additional funding or identify potential partners.

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

The results of the AGENDA trial that were released in May 2011 did not show a significant increase in overall survival for patients treated with Genasense®.

We cannot assure you that our ongoing preclinical studies and clinical trials will produce successful results in order to support regulatory approval of our products in any territory or for any indication. Failure to obtain approval, or a substantial delay in approval of our products for any indication would have a material adverse effect on our results of operations and financial condition.

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

We have a significant amount of debt.  As of June 30, 2011, we had a face amount of debt outstanding of $29.7 million, consisting of the face value of 2008 Notes of $1.9 million, the face value of April 2009 Notes of $0.2 million, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $1.9 million and the face value of March 2010 Notes of $25.7 million.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to June 30, 2011, we have incurred a cumulative net deficit of $1,208.8 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMA for commercial sale in one or more indications.

Our business depends heavily on a small number of products.

We currently market and sell one product, Ganite®, and the principal patent covering its use for the approved indication expired in April 2005. If tesetaxel or oral gallium is not approved, if approval is significantly delayed, or if in the event of approval, the product is commercially unsuccessful, then we do not expect significant sales of other products to offset this loss of potential revenue.

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

We do not manufacture any of our products or product candidates and we do not plan to develop any capacity to do so. We have contracted with a third-party manufacturer to manufacture Ganite®. We are currently seeking a third-party manufacturer for tesetaxel. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers may not perform as agreed or may terminate their agreements with us.

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

Ganite®, and tesetaxel and oral gallium (if they obtain regulatory approval), as well as any other product we may develop, will be subject to ongoing regulatory oversight, primarily by the FDA. Failure to comply with post-marketing requirements, such as maintenance by us or by the manufacturers of our products of current Good Manufacturing Practices as required by the FDA, or safety surveillance of such products or lack of compliance with other regulations could result in suspension or limitation of approvals or other enforcement actions. Current Good Manufacturing Practices are FDA regulations that define the minimum standards that must be met by companies that manufacture pharmaceuticals and apply to all drugs for human use, including those to be used in clinical trials, as well as those produced for general sale after approval of an application by the FDA. These regulations define requirements for personnel, buildings and facilities, equipment, control of raw materials and packaging components, production and process controls, packaging and label controls, handling and distribution, laboratory controls and recordkeeping. Furthermore, the terms of any product candidate approval, including the labeling content and advertising restrictions, may be so restrictive that they could adversely affect the marketability of our product candidates. Any such failure to comply or the application of such restrictions could limit our ability to market our product candidates and may have a material adverse effect on our business, results of operations and financial condition. Such failures or restrictions may also prompt regulatory recalls of one or more of our products, which could have material and adverse effects on our business.

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

In September 2008, several of our stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08.  The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors, and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty.  On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division.  On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009.  The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs’ brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. The parties have twenty days in which to move for reconsideration by the Appellate Division or to seek certification to the New Jersey Supreme Court.  We are currently considering these options. We intend to continue our vigorous defense of this matter.

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

At a Special Meeting of Stockholders held on December 29, 2010, our stockholders authorized our Board of Directors to implement two reverse stock splits prior to December 31, 2011, with each stock split having an exchange ratio from 1-for-2 up to 1-for-100. We implemented one reverse stock split having a ratio of 1-for-50 on February 18, 2011. Our Board may decide to implement an additional reverse stock split prior to December 31, 2011. Although our Board of Directors believes that a reverse stock split may increase the price of our common stock, in many cases, because of variables outside of a company’s control (such as market volatility, investor response to the news of a proposed reverse stock split and the general economic environment), the market price of a company's shares of common stock may in fact decline in value after a reverse stock split.  The implementation of a reverse stock split does not have an effect on the actual or intrinsic value of our business or our stockholders’ proportional ownership.  However, should the overall value of our common stock decline after the proposed reverse stock splits, then the actual or intrinsic value of the shares of our common stock will also proportionately decrease as a result of the overall decline in value.

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

At June 30, 2011, we had 205.3 million shares of common stock outstanding and 2,366.9 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, debt warrants, outstanding restricted stock units and shares issuable upon the exercise of purchase rights of our noteholders. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   (Removed and Reserved)

Item 5.                   Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genta Incorporated

Date: August 11, 2011	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 11, 2011	/s/ GARY SIEGEL
Gary Siegel
Vice President, Finance
(principal financial and accounting officer)

Exhibit Index
Exhibit Number	Description of Document
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation