Form 10-Q
period 2011-09-30
GENTA INC DE/
filed 2011-11-10
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, the registrant had 859,370,993 shares of common stock outstanding.

 Genta Incorporated

GENTA INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)	September 30,
	2011	December 31,
ASSETS	(unaudited)	2010
Current assets:
Cash and cash equivalents	$5,904	$12,835
Inventory (Note 4)	24	31
Prepaid expenses and other current assets	495	890

Total current assets	6,423	13,756

Property and equipment, net	317	334
Deferred financing costs (Note 6)	1,618	1,459
Restricted cash account (Note 6)	8,467	-

Total assets	$16,825	$15,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$8,581	$5,813
Note payable for financing insurance policies	47	421
Convertible notes due July 7, 2011, $36 outstanding, net of debt discount of ($36) at December 31, 2010 (Note 6)		-
Convertible notes due September 4, 2011, $4,386 outstanding, net of debt discount of ($4,386) at December 31, 2010 (Note 6)		-

Total current liabilities	8,628	6,234

Long-term liabilities:
Office lease settlement obligation (Note 5)	1,817	1,872
Convertible notes due April 2, 2012, $229 outstanding, net of debt discount of ($229) at December 31, 2010 (Note 6)		-
Convertible notes due March 9, 2013, $26,252 outstanding, net of debt discount of ($23,440) at September 30, 2011 and $25,130 outstanding, net of debt discount of ($25,130) at December 31, 2010 (Note 6)	2,812	-
Convertible notes due September 9, 2013, $4,110 outstanding, net of debt discount of ($3,883) at September 30, 2011 (Note 6)	227
Convertible notes due September 9, 2021, $12,700 outstanding, net of debt discount of ($12,623) at September 30, 2011 (Note 6)	77
Warrant liabilities (Note 6)	18,569	18,738

Total long-term liabilities	23,502	20,610

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at September 30, 2011 and December 31, 2010	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $.001 par value; 100,000,000 and 6,000,000 shares authorized, 673,064 and 3,306 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	673	3
Additional paid-in capital	1,219,117	1,186,428
Accumulated deficit	(1,235,095)	(1,197,726)

Total stockholders' deficit	(15,305)	(11,295)

Total liabilities and stockholders' deficit	$16,825	$15,549

See accompanying notes to condensed consolidated financial statements.

GENTA INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010

Product sales - net	$63	$82	$170	$192
Cost of goods sold	-	13	7	40
Gross margin	63	69	163	152

Operating expenses:
Research and development	2,317	2,395	9,774	7,255
Selling, general and administrative	1,475	2,239	4,830	7,845
Total operating expenses	3,792	4,634	14,604	15,100

Other income/(expense):
Interest income and other income, net	2	12	11	47
Interest expense	(958)	(973)	(2,714)	(2,456)
Amortization of deferred financing costs and debt discount (Note 6)	(6,279)	(7,758)	(21,485)	(24,363)
Fair value - conversion feature liability (Note 6)	-	14,625	-	(55,813)
Fair value - warrant liabilities (Note 6)	(15,334)	6,401	1,260	(35,900)
Total other income/(expense)	(22,569)	12,307	(22,928)	(118,485)
Net income/(loss)	$(26,298)	$7,742	$(37,369)	$(133,433)

Net income/(loss) per basic share (Note 8)	$(0.09)	$44.20	$(0.24)	$(1,114.57)
Net income/(loss) per diluted share (Note 8)	$(0.09)	$8.18	$(0.24)	$(1,114.57)

Shares used in computing net income/(loss) per basic share (Note 8)	303,233	175	157,547	120
Shares used in computing net income/(loss) per diluted share (Note 8)	303,233	1,061	157,547	120

See accompanying notes to condensed consolidated financial statements.

GENTA INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010

Operating activities:
Net loss	$ (37,369)	$ (133,433)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	136	97
Amortization of deferred financing costs and debt discount	21,485	24,363
Share-based compensation	193	3,997
Change in fair value - conversion feature liability (Note 6)	-	55,813
Change in fair value - warrant liability (Note 6)	(1,260)	35,900
Changes in operating assets and liabilities:
Receivable on sale of New Jersey tax losses	-	2,873
Inventory	7	43
Prepaid expenses and other current assets	395	466
Accounts payable and accrued expenses	6,103	(370)

Net cash used in operating activities	(10,310)	(10,251)
Investing activities:
Purchase of property and equipment	(119)	(63)
Interest on restricted cash	-	(5)

Net cash used in investing activities	(119)	(68)
Financing activities:
Issuance of note payable for financing insurance policies	85	-
Repayments of note payable for financing insurance policies	(459)	-
Sale of units net of financing costs (Note 6)	12,339	25,784
Deposits in blocked cash account	(8,467)	(5,000)

Net cash provided by financing activities	3,498	20,784

Increase/(decrease) in cash and cash equivalents	(6,931)	10,465
Cash and cash equivalents at beginning of period	12,835	1,216

Cash and cash equivalents at end of period	$ 5,904	$ 11,681

See accompanying notes to condensed consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.	Reverse Stock Split

At a Special Meeting of Stockholders of the Genta Incorporated (“Genta” or the “Company”) on December 29, 2010, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2011, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-100. The Board of Directors subsequently approved the implementation of one reverse stock split at a ratio of 1-for-50 shares and the reverse stock split became effective on February 18, 2011. All common share and per common share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock splits for all periods presented prior to the reverse stock split.

2.	Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. For the nine months ended September 30, 2011, the Company had a net loss of $37.4 million and a net cash outflow from operations of $10.3 million. As of September 30, 2011, the Company had an accumulated deficit of $1,235.1 million. Cash and cash equivalents as of September 30, 2011 were $5.9 million. In recent years, the Company has financed its operations from the sale of convertible notes, shares of common stock and warrants.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 2011, the Company issued $12.7 million of units, consisting of $4.2 million of senior secured convertible notes and $8.5 million of senior secured cash collateralized convertible notes. In connection with the sale of the units, the Company also issued two types of debt warrants in an amount equal to 100% of the purchase price for each unit. The Company had direct access to $4.2 million of the proceeds, and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the $8.5 million senior secured cash collateralized convertible notes. Presently, with no further financing, the Company projects that it will run out of funds during the first quarter of 2012. The Company currently does not have any additional financing in place. If it is unable to raise additional funds, the Company could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, sell some or all of its assets, cease operations or even declare bankruptcy. There can be no assurance that the Company can obtain financing, if at all, or raise such additional funds, on terms acceptable to it.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

3.	Summary of Significant Accounting Policies

Accounting Standards Updates

Accounting Standards Updates which are not effective until after September 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In the Company’s opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010 and the cash flows for the nine months ended September 30, 2011 and 2010 have been made in conformity with United States generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of expected results of operations for the year ended December 31, 2011, or any other period. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2010.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company generated additional net operating losses during the nine months ended September 30, 2011 and continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company's policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Condensed Consolidated Statements of Operations.

Restricted Stock Units and Stock Options

Restricted stock units (“RSUs”) and stock options are recognized in the Condensed Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The Company utilizes a Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. See Note 7 to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.

Deferred Financing Costs

In conjunction with the issuance of convertible notes issued in June 2008, April 2009, July 2009, September 2009, March 2010 and September 2011 (as described in Note 6 to the Condensed Consolidated Financial Statements), the Company incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through their respective maturity dates. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated. The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes option-pricing model.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share for the three and nine months ended September 30, 2011 and September 30, 2010 are based on the weighted average number of shares of common stock outstanding during the periods. There is no difference between the basic and diluted net loss per share for the three and nine months ended September 30, 2011 and for the nine months ended September 30, 2010, as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share, as the inclusion of such securities would be antidilutive. At September 30, 2011, the potentially dilutive securities include 42,811 million shares reserved for the conversion of convertible notes, convertible preferred stock, vesting of outstanding RSUs and the exercise of outstanding warrants and debt warrants.

4.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$24	$24
Finished goods	-	7
	$24	$31

5.	Office Lease Settlement Obligation

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

On September 9, 2011, the Company issued $12.7 million of units (the “2011 Units”), pursuant to a securities purchase agreement dated September 2, 2011 (the “September 2011 Purchase Agreement”), each 2011 Unit consisting of (i) 12% senior secured convertible promissory notes due September 9, 2021, convertible into shares of common stock, at an initial conversion rate of 671,040 shares of common stock for every $1,000 of principal and accrued interest due under the notes (the “G Notes”), (ii) 12% senior secured cash collateralized convertible promissory notes due September 9, 2021, convertible into shares of common stock, at a rate of 671,040 shares of common stock for every $1,000 of principal and accrued interest due under the notes (the “H Notes”, together with the G Notes, the “September 2011 Notes”), (iii) senior secured convertible promissory note warrants to purchase an amount of G Notes equal to the G Notes purchased at the closing, with a maturity of five years (the “G Warrants”), which purchase price may be paid through a cashless “net exercise” feature, and (iv) senior secured cash collateralized convertible promissory note warrants to purchase an amount of G Notes equal to the H Notes purchased at closing, with a maturity of five years (the “H Warrants,” together with the G Warrants, the “September 2011 Debt Warrants”), which purchase price may also be paid through a cashless “net exercise” feature. The issuance of the September 2011 Notes and September 2011 Debt Warrants in exchange for $12.7 million is referred to herein as the “September 2011 Financing.”

The September 2011 Notes are secured by all of the assets of the Company. The Company had direct access to $4.2 million of the proceeds and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the $8.5 million in principal amount of H Notes. The security interest in the cash collateral in the blocked account maintained for the benefit of the holders of the H Notes will be released if over any consecutive ten day trading period, the trading volume and price of the Company’s common stock meet certain levels. The security interest will also be released dollar for dollar upon conversion of any part of the H Notes or upon the approval of each holder of the then outstanding H Notes with respect to such holder’s H Notes only. At any time after the first anniversary of the issuance date, the holder of a G Note can require the Company to redeem the note upon 10 days prior written notice and at any time after the six-month anniversary of the issuance date, the holder of a H Note can require the Company to redeem the note upon 10 days prior written notice.

Pursuant to the terms of the G Notes, as amended, there are certain provisions providing for the adjustment of the conversion price of the G Notes. If on the last trading day prior to the Saturday that is one week after the Reverse Split Effective Date (as defined in the September 2011 Purchase Agreement) (the “First Adjustment Date”), the volume weighted closing price of the Company’s common stock for the three consecutive day period prior to the First Adjustment Date (the “First 3-Day VWCP”) is less than the conversion price for the G Notes then in effect, the conversion price for the G Notes shall be reduced to a price equal to 10% of the First 3-Day VWCP.  If on the last trading day prior to December 3, 2011 (the “Second Adjustment Date”) the volume weighted closing price of the Company’s common stock for the three consecutive trading day period prior to the Second Adjustment Date (the “Second 3-Day VWCP”) is less than the conversion price for the G Notes then in effect, the conversion price for the G Notes shall be reduced to a price equal to 10% of the Second 3-Day VWCP. Also, if on the last trading day prior to the Saturday following the date that is six months after September 9, 2011 (the “Third Adjustment Date”) the volume weighted closing price of the Company’s common stock for the three consecutive trading day period prior to the Third Adjustment Date (the “Third 3-Day VWCP”) is less than the conversion price for the G Notes then in effect, the conversion price for the G Notes shall be reduced to a price equal to 10% of the Third 3-Day VWCP. In accordance with the terms of all of the Company’s other convertible notes, debt warrants, March 2010 Warrants, December 2010 Warrants, and September 2011 Warrants, all described below, the conversion prices of all of the Company’s other notes, debt warrants, March 2010 Warrants, December 2010 Warrants and September 2011 Warrants will be adjusted to be the same conversion price of the G Notes.

In connection with the September 2011 Financing, pursuant to a Note Conversion and Amendment Agreement (the “Amendment Agreement”), the maturity dates of the June 2008 Notes, April 2009 Notes and September 2009 Notes, all described below, were extended to September 9, 2013, and  the holders of such existing indebtedness acknowledged that the June 2008 Notes, April 2009 Notes and September 2009 Notes are subordinate and subject in right of payment to the prior payment in full of the September 2011 Notes. Additionally, holders of the March 2010 Notes also acknowledged that the March 2010 Notes are subordinate and subject in right of payment to the prior payment in full of the September 2011 Notes.

Also, pursuant to the Amendment Agreement, effective September 2, 2011, the conversion rate of the April 2009 Notes, defined below, was changed to 671,040 shares of common stock for every $1,000 of principal or interest that is being converted. In accordance with the terms of all of the Company’s other convertible notes, debt warrants, March 2010 Warrants and December 2010 Warrants,  the conversion prices of all of the Company’s other notes, debt warrants, March 2010 Warrants and December 2010 Warrants were also adjusted to equal $0.00149, effective September 2, 2011. The Company valued this change in the conversion rate on September 2, 2011; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of its convertible notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of the Company’s convertible notes on September 2, 2011 and the Company began amortizing the resultant debt discount over the remaining term of the convertible notes.

As consideration for the amendments above, the Company issued to each of the holders of the then outstanding June 2008 Notes, April 2009 Notes and September 2009 Notes, a three-year warrant to purchase shares of common stock at an exercise price equal to the Conversion Price as defined in the September 2011 Notes, (the “September 2011 Warrants”). Each September 2011 Warrant shall be exercisable for a number of shares of common stock equal to one hundred percent (100%) of the number of shares of common stock that would be issuable if such holder converted all of the outstanding principal and interest underlying all of such holder’s June 2008 Notes, April 2009 Notes or September 2009 Notes, on the date of the Agreement.

The September 2011 Warrants and the September 2011 Debt Warrants both have anti-dilution protection and can be exercised using a cashless exercise procedure; warrants with these characteristics are accounted for as liabilities and marked-to-market over their lives. Based upon a Black-Scholes valuation model, on September 9, 2011, a liability of $17.7 million was recorded for the value of the September 2011 Warrants and a liability of $54.6 million was recorded for the value of the September 2011 Debt Warrants. At September 30, 2011, the September 2011 Warrants were valued at $4.2 million and the September 2011 Debt Warrants were valued at $12.7 million based upon a Black-Scholes valuation model, resulting in a net expense of $16.9 million on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2011.

The September 2011 Warrants were valued at September 30, 2011 and September 9, 2011 using the Black-Scholes valuation model with the following assumptions:

	September 30, 2011	September 9, 2011
Price per share of Genta common stock	$0.0015	$0.0064
Volatility	305%	304%
Risk-free interest rate	0.41%	0.31%
Remaining contractual lives	2.95	3.0

The September 2011 Debt Warrants were valued at September 30, 2011 and September 9, 2011 using the Black-Scholes valuation model with the following assumptions:

	September 30, 2011	September 9, 2011
Price per share of Genta common stock	$0.0015	$0.0064
Volatility	252%	251%
Risk-free interest rate	0.95%	0.81%
Remaining contractual lives	4.95	5.0

In connection with the September 2011 Financing, the Company issued warrants to its private placement agent to purchase 170,412,799 shares of common stock at an exercise price of $0.00149 per share, subject to antidilution adjustments, and incurred financing fees of $0.4 million. The financing fees and the initial value of the warrants of $1.1 million are being amortized over the term of the September 2011 Notes.

On March 9, 2010, the Company issued $10 million of senior unsecured convertible notes (the “B Notes”), $10 million of senior unsecured convertible notes (the “C Notes”) and $5 million of senior unsecured convertible notes (the “D Notes”). In connection with the sale of the notes, the Company also issued warrants (the “March 2010 Debt Warrants”) to purchase $10 million of senior unsecured convertible notes (the “E Notes”). In March and April 2010, four investors who had participated in the Company’s April 2009 financing, described below, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire $1.0 million of senior unsecured convertible notes (the “F Notes”). In May 2010, two holders of March 2010 Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, $1.1 million of E Notes. In October 2010, two investors exercised March 2010 Debt Warrants totaling $4.0 million using a cashless exercise procedure and received $3.6 million of E Notes. In January 2011, two investors exercised March 2010 Debt Warrants totaling $2.7 million using a cashless exercise procedure and received $2.4 million of E Notes. The notes in all of the above transactions, (“the March 2010 Notes”), bear interest at an annual rate of 12% payable semiannually in cash or in other convertible notes. At any time after the second anniversary of the issuance date, the holder can require the Company to redeem the note upon 10 days prior written notice. As of September 30, 2011, the March 2010 Notes were convertible into shares of Genta common stock at a conversion rate of $0.00149.

Concurrent with the sale of the March 2010 Notes, the Company also extended the maturity date of the outstanding June 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants (“March 2010 Warrants”) to purchase the same number of shares of the Company’s common stock issuable upon conversion of such June 2008 Notes. Subsequently, the maturity of the outstanding June 2008 Notes was extended to September 4, 2011, as discussed below, and to September 9, 2013.

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

On July 9, 2010, the Company’s Board of Directors approved the implementation of a reverse stock split at a ratio of 1-for-100 shares, resulting in the Company having enough shares to accommodate the potential number of shares underlying the March 2010 Notes and the March 2010 Debt Warrants. The fair value of the conversion feature liability of the March 2010 Notes was re-measured at July 9, 2010 at $81.8 million and credited to permanent equity, resulting in income of $14.6 million for the three months ended September 30, 2010.

The conversion feature liability for the March 2010 Notes were valued at July 9, 2010 and the date of the transactions using the Black-Scholes valuation model with the following assumptions:

	July 9, 2010	May 6/10, 2010	April 9, 2010	March 17/22, 2010	March 9, 2010
Price per share of Genta common stock	$152.50	$322.00	$78.00	$310.00	$530.00
Volatility	287%	278%	272%	267%	266%
Risk-free interest rate	0.89%	1.34%	1.68%	1.47%	1.43%
Remaining contractual lives	2.7	2.8	2.9	3.0	3.0

Pursuant to the terms of the Amendment and Consent Agreement dated December 14, 2010 between the Company and certain investors, the conversion prices of the B Notes and E Notes were adjusted to $0.0142 effective March 12, 2011. In accordance with the terms of all of the Company’s other convertible notes, March 2010 Debt Warrants, March 2010 Warrants and December 2010 Warrants, described below, the conversion prices of all of the Company’s other notes, March 2010 Debt Warrants, March 2010 Warrants and December 2010 Warrants were also adjusted to $0.0142 effective March 12, 2011. The Company valued this change in the conversion rate on March 12, 2011; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of its convertible notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of its convertible notes on March 12, 2011 and the Company began amortizing the resultant debt discount over the remaining term of the convertible notes.

From January 1, 2011 through September 30, 2011, holders of the B Notes voluntarily converted $2.0 million, resulting in an issuance of 278.3 million shares of common stock, holders of C Notes voluntarily converted $0.9 million, resulting in an issuance of 71.9 million shares of common stock, holders of D Notes voluntarily converted $0.2 million, resulting in an issuance of 11.1 million shares of common stock, holders of E Notes voluntarily converted $1.1 million, resulting in an issuance of 201.3 million shares of common stock and holders of F Notes voluntarily converted $0.2 million, resulting in an issuance of 17.4 million shares of common stock. At September 30, 2011, the face value outstanding of the B Notes were $5.9 million, the C Notes were $7.7 million, the D Notes were $5.8 million and the E Notes were $6.8 million.

The Company recorded the liability for the March 2010 Debt Warrants at a fair value of $105.6 million on March 9, 2010, based upon a Black-Scholes calculation. The debt warrant liability was marked-to-market and charged/credited to expense in a manner similar to the conversion feature at each reporting date until all the criteria for permanent equity were met on July 9, 2010. The March 2010 Debt Warrants and March 2010 Warrants were re-measured at July 9, 2010 at $30.3 million and $5.6 million, respectively, and credited to permanent equity, resulting in income for the three months ended September 30, 2010 of $6.4 million.

The debt warrant liability was valued at July 9, 2010 and March 9, 2010 using the Black-Scholes valuation model with the following assumptions:

	July 9, 2010	March 9, 2010
Price per share of Genta common stock	$152.50	$530.00
Volatility	237%	225%
Risk-free interest rate	1.54%	2.15%
Remaining contractual lives	4.3	4.6

In December 2010, the Company extended the maturity date of its outstanding June 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of June 2008 Notes in December 2010 and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection. Based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010 for the value of the March 2010 Warrants and December 2010 Warrants. At September 30, 2011, the March 2010 Warrants and December 2010 Warrants were valued at $1.4 million based upon a Black-Scholes valuation model, resulting in income of $0.7 million on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2011.

The liability for the March 2010 Warrants and December 2010 Warrants was valued at September 30, 2011 and December 31, 2010 using a Black-Scholes valuation model with the following assumptions:

	September 30,	December 31,
	2011	2010
Price per share of Genta common stock	$0.0015	$1.475
Volatility	252%	316%
Risk-free interest rate	0.19%	0.70%
Remaining contractual lives	1.5	2.2

On September 4, 2009, the Company issued $7 million of additional July 2009 Notes (defined below), common stock and July 2009 Warrants. Also on September 4, 2009, the Company issued $3 million of September 2009 Notes, common stock and September 2009 Warrants to certain accredited institutional investors. The September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior unsecured convertible promissory notes to the holder, and with the conversion price reset on September 2, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.00149.

From January 1, 2011 through September 30, 2011, holders of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 voluntarily converted $0.7 million, resulting in an issuance of 48.4 million shares of common stock. At September 30, 2011, $1.9 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

On July 7, 2009, the Company issued $3 million of July 2009 Notes, common stock and July 2009 Warrants. At September 30, 2011, due to voluntary conversions by noteholders, there were no July 2009 Notes outstanding.

On April 2, 2009, the Company issued $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior unsecured convertible promissory notes to the holder. At any time after the second anniversary of the issuance date, the holder can require the Company to redeem the note upon 10 days prior written notice. With the conversion price reset on September 2, 2011 noted above, the April 2009 Notes are convertible into shares of common stock at a conversion rate of $0.00149. At September 30, 2011, $0.2 million of the April 2009 Notes were outstanding.

On June 9, 2008, the Company issued $20 million of June 2008 Notes. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior unsecured convertible promissory notes to the holder, and with the conversion price reset on September 2, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.00149.

From January 1, 2011 through September 30, 2011, holders of the June 2008 Notes voluntarily converted $0.1 million, resulting in an issuance of 20.0 million shares of common stock. At September 30, 2011, $2.0 million of the June 2008 Notes were outstanding.

The Company is in compliance with all debt-related covenants at September 30, 2011. Upon the occurrence of an event of default, holders of the Company’s notes have the right to require the Company to prepay all or a portion of their notes.

The conversion rate of all of the Company’s convertible notes will be reduced if the Company issues additional shares of common stock or common stock equivalents for consideration that is less than the then applicable conversion price or if the conversion or exercise price of any common stock equivalent (including the convertible notes) is adjusted or modified to a price less than the then applicable conversion price. Conversion price resets were effected on January 1, 2011, March 12, 2011 and September 2, 2011.  As noted above, there are three scheduled adjustments to the conversion prices of the Company’s convertible notes.

At September 30, 2011, the maturities of the Company’s convertible notes are as follows:

($ in thousands, face value amounts)	2011	2012	2013	2021

June 2008 Notes, April 2009 Notes and September 2009 Notes and July 2009 Notes issued in September 2009	$-	$-	$4,110	$-
March 2010 Notes	-	-	26,252	-
September 2011 Notes	-	-	-	12,700
Total	$-	$-	$30,362	$12,700

7.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”). The following table summarizes the RSU activity under the 2009 Plan for the nine months ended September 30, 2011:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2011	192	$67.21
Granted	21,328	$0.02
Vested	-	-
Forfeited or expired	-	-
Outstanding nonvested RSUs at September 30, 2011	21,520	$0.65

Based on the closing price of Genta common stock of $0.0015 per share on September 30, 2011, the fair value of the nonvested RSUs at September 30, 2011 is $32 thousand. As of September 30, 2011, there was approximately $73 thousand of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 0.9 year. Under the terms of the RSUs granted, the holders of the RSUs are entitled to anti-dilution protection in the form of additional shares of stock to be issued on the vesting dates of the underlying RSUs. The Company remeasures the obligation to issue incremental shares under anti-dilution provisions to fair value at each reporting period until the shares are issued. At September 30, 2011, the Company has reserved 21,328 restricted shares for anti-dilution protection.

Share-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010, respectively, was comprised as follows:

	Three Months ended September 30,		Nine months ended September 30,
($ in thousands, except per share data)	2011	2010	2011	2010

Research and development expenses	$(17)	$287	$112	$1,506
Selling, general and administrative	(122)	405	81	2,491
Total share-based compensation expense	$(139)	$692	$193	$3,997
Share-based compensation expense, per basic common share	$0.00	$3.95	$0.00	$33.39
Share-based compensation expense, per diluted common share	$0.00	$0.65	$0.00	$33.39

8.	Net Income/(Loss) per Share

The information required to compute basic and diluted net income/(loss) per share is as follows:

($ in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income/(loss)	$(26,298)	$7,742	$(37,369)	$(133,433)
Plus: income impact of assumed conversion
interest on convertible debt	-	935	-	-
Net income/(loss) plus assumed conversion	$(26,298)	$8,677	$(37,369)	$(133,433)

Denominator:
Weighted average shares outstanding:
Basic	303,233	175	157,547	120
Effect of dilutive convertible notes	-	642	-	-
Effect of dilutive warrants/rights	-	237	-	-
Effect of dilutive restricted stock units and convertible preferred stock	-	7	-	-
Diluted	303,233	1,061	157,547	120

Net income/(loss) per share:
Basic	$(0.09)	$44.20	$(0.24)	$(1,114.57)
Diluted	$(0.09)	$8.18	$(0.24)	$(1,114.57)

9.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, the Board of Directors and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the Company’s motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and the Company’s responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. On August 15, 2011, the defendants moved for reconsideration by the Appellate Division, but their motion was denied on August 26, 2011.  The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.

10.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the nine months ended September 30, 2011 and September 30, 2010. On September 2, 2011, the Company issued $9 thousand of April 2009 Notes in lieu of interest due on its April 2009 Notes. On September 9, 2011, the Company issued $72 thousand of June 2008 Notes in lieu of interest due on its June 2008 Notes. On September 9, 2011, the Company issued March 2010 Notes totaling $1.5 million in lieu of interest due on its March 2010 Notes. On June 9, 2011, the Company issued $69 thousand of June 2008 Notes in lieu of interest due on its June 2008 Notes. On March 9, 2011, the Company issued $68 thousand of June 2008 Notes in lieu of interest due on its June 2008 Notes. On March 9, 2011 the Company issued March 2010 Notes totaling $1.5 million in lieu of interest due on the March 2010 Notes. On March 2, 2011, the Company issued $9 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On January 7, 2011, the Company issued $1 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On January 4, 2011, the Company issued $100 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On June 9, 2010, the Company issued $66 thousand of June 2008 Notes in lieu of interest due on its June 2008 Notes. On March 9, 2010, the Company issued $67 thousand in June 2008 Notes in lieu of interest due on its June 2008 Notes. On March 2, 2010, the Company issued $163 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On January 7, 2010, the Company issued $30 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On January 4, 2010, the Company issued $187 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes.

From January 1, 2011 through September 30, 2011, holders of the Company’s convertible notes voluntarily converted approximately $5.2 million, resulting in an issuance of 662.2 million shares of common stock. From January 1, 2010 through September 30, 2010, holders of the Company’s convertible notes voluntarily converted approximately $11.4 million, resulting in an issuance of 212 thousand shares of common stock.

From January 1, 2011 through September 30, 2011, holders of the Company’s March 2010 Warrants voluntarily exercised a portion of their warrants, resulting in an issuance of 2.1 million shares.

11.	Subsequent Events

From October 1, 2011 through November 8, 2011, holders of convertible notes have voluntarily converted approximately $2.6 million of their notes, resulting in an issuance of 186.7 million shares of common stock.

On October 7, 12, 19, 24, and 31, 2011 and on November 7, 2011, the Company entered into amendment agreements with certain investors in the September 2011 Financing to amend the terms of the G Notes to reflect the adjustments described in Note 6 above and to extend the deadline set forth in the September 2011 Purchase Agreement for the Company to effect a reverse stock split.

At a Special Meeting of Stockholders of the Company, held on October 21, 2011, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2012, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Forward-Looking Statements – Safe Harbor Statement

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

●	the Company’s financial projections;
●	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
●	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
●	the Company’s ability to obtain necessary regulatory approvals for its products from the U.S. Food and Drug Administration, or FDA or European Medicines Agency, or EMA;
●	the safety and efficacy of the Company’s products;
●	the timing of commencement and completion of clinical trials;
●	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
●	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
●
the adequacy of the Company’s capital resources and cash flow projections, and the Company’s ability to obtain sufficient financing to maintain the Company’s planned operations, or the Company’s risk of bankruptcy;

●	the adequacy of the Company’s patents and proprietary rights;
●	the impact of litigation that has been brought against the Company and its officers and directors and any proposed settlement of such litigation; and
●	the other risks described under “Risk Factors”.

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

The Company has had recurring annual operating losses since its inception, and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to September 30, 2011, we have incurred a cumulative net deficit of $1,235.1 million. We expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications.

Our principal goals are to secure marketing approval and to profit from subsequent sales of our products. Our lead compound is tesetaxel, a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types. Clinical trials conducted by us have confirmed that the drug has definite antitumor activity in gastric cancer and breast cancer. Prior trials have also suggested activity in colon cancer and non small cell lung cancer. Tesetaxel appears to be associated with a lower incidence of peripheral nerve damage, a common side effect of taxanes that limits the maximum amount of these drugs that can be given to patients.

We have initiated several new clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer and melanoma. These trials are currently open to enrollment at major cancer centers in the U.S., Europe and Asia.

The FDA granted our request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a New Drug Application, or NDA, on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by FDA at the time of submission.

The FDA has also granted our request for designation of tesetaxel as an “Orphan Drug” for treatment of patients with advanced gastric cancer. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. We routinely file requests for both Fast Track and Orphan Drug designation, or similar designations in applicable territories, for diseases that fulfill regulatory requirements for such designation.

Our other pipeline project consists of the development of an orally bioavailable gallium-containing compound. We believe this class of compounds may have broad utility to treat diseases associated with accelerated bone loss.  These illnesses include cancer-related hypercalcemia (i.e., life-threatening elevation of blood calcium), bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. We have supported research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs for patients with cystic fibrosis who have severe infections.

We completed a single-dose Phase 1 clinical study of one such oral gallium compound, known as G4544a. Since then, we have synthesized additional compounds of this class with the goal of identifying a potential lead compound for further clinical testing. Some of these compounds are currently being tested in animals to evaluate their oral absorption. If we are able to identify a clinically and commercially acceptable formulation of an oral gallium-containing compound, we will evaluate whether an expedited regulatory approval may be possible.

Our former lead drug, Genasense®, has completed clinical studies in combination with various anticancer drugs in several types of cancers. We have reported results from randomized trials of Genasense® in various diseases. In 2009, we completed accrual to a Phase 3 trial of Genasense® plus chemotherapy in advanced melanoma. This trial, known as AGENDA, was a randomized, double-blind, placebo-controlled study in which patients were randomly assigned to receive Genasense® plus dacarbazine or dacarbazine alone. The study used a tumor biomarker to identify patients who appeared most likely to benefit from  Genasense®. In May 2011, we announced that the results of the AGENDA trial did not show a significant increase in overall survival for patients treated with Genasense®. We do not plan to conduct further clinical trials with Genasense®.

 In the U.S. we are currently marketing Ganite®, which is an intravenous formulation of gallium, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been low due to our under-investment in its marketing and an inconvenient dosing schedule. Since the relevant patents on Ganite® have expired, we do not plan to substantially increase our investment in the drug. We believe the product has strategic importance for our franchise of gallium-containing compounds, especially regarding the previously noted oral gallium compounds, and we currently intend for Ganite® to remain on the market.

Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010

($ in thousands)	2011	2010

Product sales – net	$63	$82
Cost of goods sold	-	13
Gross margin	63	69

Operating expenses:
Research and development	2,317	2,395
Selling, general and administrative	1,475	2,239
Total operating expenses	3,792	4,634

Other (expense)/income:
Interest and other income	2	12
Interest expense	(958)	(973)
Amortization of deferred financing costs and debt discount	(6,279)	(7,758)
Fair value – conversion feature liability	-	14,625
Fair value – warrant liability	(15,334)	6,401
Total other income/(expense), net	(22,569)	12,307

Net income/(loss)	$(26,298)	$7,742

Product sales-net

Product sales-net, of Ganite®, were $63 thousand for the three months ended September 30, 2011, compared with $82 thousand for the three months ended September 30, 2010. Unit sales declined 42%, although this was partially offset by a decline in the level of product returns.

Cost of goods sold

During the three months ended September 30, 2011, all sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses of $2.3 million for the three months ended September 30, 2011, were virtually unchanged from the prior-year period. Research and development expenses incurred on the tesetaxel project during the third quarter of 2011 were approximately $1.9 million, or 84% of research and development expenses during the third quarter of 2011. In the prior-year quarter, research and development expenses incurred on the tesetaxel project were approximately $1.2 million, representing 50% of research and development expenses and research and development expenses incurred on the Genasense® project were approximately $0.9 million, or 37% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2011, a decline from $2.2 million for the three months ended September 30, 2010, primarily due to lower share-based compensation expense.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in expense, net of $(1.0) million for the three months ended September 30, 2011, unchanged from the prior year quarter.

Amortization of deferred financing costs and debt discount

In September 2011, we issued a series of convertible notes totaling $12.7 million, referred to as September 2011 Notes,  along with warrants, referred to as September 2011 Debt Warrants, to purchase $12.7 million of senior secured convertible notes. In March 2010, we issued a series of convertible notes totaling $25 million, referred to as March 2010 Notes. In connection with the sale of the notes, we also issued warrants, referred to as March 2010 Debt Warrants, to purchase $10 million of senior unsecured convertible notes. In March and April 2010, four investors who had participated in our April 2009 financing, exercised their rights under that financing to acquire March 2010 Notes of $1.0 million. In May 2010, two holders of March 2010 Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received March 2010 Notes of $1.1 million. In October 2010, two holders of March 2010 Debt Warrants totaling $4.0 million exercised their warrants using a cashless exercise procedure and received March 2010 Notes of $3.6 million. In January 2011, two holders exercised March 2010 Debt Warrants of $2.7 million using a cashless exercise procedure and received March 2010 Notes of $2.4 million.

In conjunction with the issuance of convertible notes in September 2011, March 2010, September 2009, July 2009, April 2009 and June 2008, we incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase our common stock. These financing costs are being amortized over the term of the notes through their respective maturity dates. As a significant amount of notes are converted, the amortization of deferred financing costs is accelerated.

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

Amortization of deferred financing costs and debt discount declined to $6.3 million for the three months ended September 30, 2011 compared with $7.8 million for the prior-year quarter. Amortization in the prior-year quarter was higher due to an increased level of voluntary conversions of notes during the third quarter of 2010.

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

The fair value of the conversion feature liability of the March 2010 Notes was re-measured at $81.8 million on July 9, 2010, the date that we had enough shares to accommodate the potential number of shares underlying the March 2010 Notes, and credited to permanent equity, resulting in income of $14.6 million on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2010.

Fair value – warrant liability

Concurrent with the sale of the September 2011 Notes, we extended the maturity date of our outstanding convertible notes from our financings in June 2008, referred to as June 2008 Notes, April 2009, referred to as April 2009 Notes, and September 2009, referred to as September 2009 Notes. The extension of the maturity was in exchange for three-year warrants, referred to as September 2011 Warrants, to purchase the same number of shares of our common stock issuable upon conversion of such outstanding notes on that date. The September 2011 Warrants and September 2011 Debt Warrants both have anti-dilution protection and can be exercised using a cashless exercise procedure; warrants with these characteristics are accounted for as liabilities and marked-to-market over their lives.

Based upon a Black-Scholes valuation model, at September 9, 2011, a liability of $72.3 million was recorded for the value, in total, of the September 2011 Warrants and the September 2011 Debt Warrants. At September 30, 2011, the September 2011 Warrants and the September 2011 Debt Warrants were valued, in total, at $17.2 million based upon a Black-Scholes valuation model, resulting in an expense of $16.1 million on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2011.

Similarly, with the sale of the March 2010 Notes, we also extended the maturity date of our outstanding June 2008 Notes, from June 9, 2010 to June 9, 2011 in exchange for three-year warrants, referred to as March 2010 Warrants, to purchase the same number of shares of our common stock issuable upon conversion of such June 2008 Notes. In December 2010, we extended the maturity date of our outstanding June 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of June 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection and are marked-to-market over their lives.

 Based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010 for the value, in total, of the March 2010 Warrants and December 2010 Warrants. At September 30, 2011, the March 2010 Warrants and December 2010 Warrants were valued, in total, at $1.4 million based upon a Black-Scholes valuation model, resulting in income of $0.7 million on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2011.

In the prior-year period, the March 2010 Debt Warrants and the March 2010 Warrants were also treated as liabilities, due to the insufficient number of authorized shares of common stock at the time that they were issued. The March 2010 Debt Warrants and the March 2010 Warrants were initially recorded at a fair value of $125.1 million based upon a Black-Scholes valuation model and re-measured at July 9, 2010 and credited to permanent equity, resulting in income of $6.4 million on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2010.

Net income/(loss)

Genta recorded a net loss of $(26.3) million, or $(0.09) net loss per basic and diluted share, for the three months ended September 30, 2011, compared with net income of $7.7 million, or $44.20 net income per basic share and $8.18 net income per diluted share, for the three months ended September 30, 2010. The net loss was primarily due to the expense in this year’s quarter from marking-to-market the warrant liabilities combined with the recognition in the prior-year quarter of income from marking-to-market the conversion feature liability and warrant liabilities.

Results of Operations for the Nine Months Ended September 30, 2011 and September 30, 2010

($ in thousands)	2011	2010

Product sales – net	$170	$192
Cost of goods sold	7	40
Gross margin	163	152

Operating expenses:
Research and development	9,774	7,255
Selling, general and administrative	4,830	7,845
Total operating expenses	14,604	15,100

Other (expense)/income:
Interest and other income	11	47
Interest expense	(2,714)	(2,456)
Amortization of deferred financing costs and debt discount	(21,485)	(24,363)
Fair value – conversion feature liability	-	(55,813)
Fair value – warrant liability	1,260	(35,900)
Total other income/(expense), net	(22,928)	(118,485)

Net income/(loss)	$(37,369)	$(133,433)

Product sales-net

Product sales-net, of Ganite®, were $170 thousand for the nine months ended September 30, 2011, an 11% decrease from the prior-year period. Unit sales declined 52%, however, this was offset by a decline in the level of product returns.

Cost of goods sold

Cost of goods sold declined from the prior-year period due to the decline in unit sales and because sales of Ganite® in the second and third quarters of 2011 were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses of $9.8 million for the nine months ended September 30, 2011, increased from $7.3 million for the prior-year period. The increase was primarily due to the recognition in June 2011 of $2.7 million in remaining contractual obligations related to Genasense®. Research and development expenses incurred on the tesetaxel project for the nine months ended September 30, 2011 were approximately $4.9 million, or 50% of research and development expenses during the first nine months of 2011. Research and development expenses incurred on the Genasense® project for the nine months ended September 30, 2011 were approximately $4.1 million, representing 42% of research and development expenses during the first nine months of 2011. In the prior-year period, research and development expenses incurred on the tesetaxel project were approximately $3.3 million, representing 45% of research and development expenses and research and development expenses incurred on the Genasense® project were approximately $3.2 million, or 44% of research and development expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.8 million for the nine months ended September 30, 2011, compared with $7.8 million for the nine months ended September 30, 2010. The decline was primarily due to lower share-based compensation expense, as share-based compensation expense recognized for the nine months ended September 30, 2011 was $0.1 million and for the nine months ended September 30, 2010 was $2.5 million.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in net expense of $(2.7) million for the nine months ended September 30, 2011, compared to $(2.4) million for the nine months ended September 30, 2010. The increased expense is primarily attributable to the inclusion of interest expense incurred on notes issued in May 2010, October 2010 and January 2011 on the exercise of March 2010 Debt Warrants.

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount declined to $21.5 million for the nine months ended September 30, 2011 compared with $24.4 million for the prior-year period. Amortization in the prior-year nine-month period was higher due to an increased level of voluntary conversions of notes during the first nine months of 2010. In addition, conversions of notes after September 30, 2010 have resulted in lower ongoing amortization in subsequent periods. As a significant amount of notes are converted, the amortization of their related debt discount and financing costs is accelerated.

Fair value – conversion feature liability

On July 9, 2010, the fair value of the conversion feature liabilities related to the March 2010 transactions was re-measured at $81.8 million and credited to permanent equity, resulting in net expense of $55.8 million on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.

Fair value – warrant liability

At September 9, 2011 a liability of $18.8 million was recorded for the value of the September 2011 Warrants and a liability of $54.6 million was recorded for the value of the September 2011 Debt Warrants. At September 30, 2011, the September 2011 Warrants and the September 2011 Debt Warrants were valued, in total, at $17.3 million based upon a Black-Scholes valuation model, resulting in a net expense of $16.1 million on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011.

 Based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010 for the value, in total, of the March 2010 Warrants and December 2010 Warrants. At September 30, 2011, the March 2010 Warrants and December 2010 Warrants were valued, in total, at $1.4 million based upon a Black-Scholes valuation model, resulting in income of $17.4 million on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011.

In the prior-year period, the fair value of the warrant liabilities related to the March 2010 transactions was re-measured at $35.9 million on July 9, 2010 and credited to permanent equity, resulting in expense of $ 35.9 million on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.

Net income/(loss)

Genta recorded a net loss of $(37.4) million, or $(0.24) net loss per basic and diluted share, for the nine months ended September 30, 2011 and reported a net loss of $(133.4) million, or $(1,114.57) net loss per basic and diluted share, for the nine months ended September 30, 2010. The lower net loss was primarily due to the recognition in the prior year of significant expense from marking-to-market the conversion feature liability and warrant liabilities.

Liquidity and Capital Resources

On September 30, 2011, we had cash and cash equivalents totaling $5.9 million, compared with $12.8 million at December 31, 2010, reflecting funds used in operating our company, partially offset by our September 2011 financing.

Net cash used in operating activities for the nine months ended September 30, 2011 was $10.3 million, unchanged from the same period in 2010. However, the prior-year period included the receipt of funds of $2.9 million from the sale of portions of New Jersey net operating losses and research and development credits.

In September 2011, we issued $12.7 million of units, consisting of $4.2 million of senior secured convertible notes and $8.5 million of senior secured cash collateralized convertible notes. In connection with the sale of the units, we also issued two types of debt warrants in an amount equal to 100% of the purchase price for each unit. We had direct access to $4.2 million of the proceeds, and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the $8.5 million senior secured cash collateralized convertible notes. Presently, with no further financing, we project that the Company will run out of funds during the first quarter of 2012. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell some or all of our assets, cease operations or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

●
Estimate of fair value of warrants and embedded conversion features. We use a Black-Scholes model to estimate the fair value of our warrants and the conversion features embedded in our convertible notes.

●
Valuation of RSUs. RSUs are recognized in the Condensed Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2011. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

PART II

Item 1. Legal Proceedings

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. On August 15, 2011, the defendants moved for reconsideration by the Appellate Division, but their motion was denied on August 26, 2011. We, our Board of Directors and officers deny these allegations and intend to vigorously defend this lawsuit.

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

Presently, with no further financing, we project that we will run out of funds during the first quarter of 2012. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell all or some of our assets, cease operations or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to commercialize products, such as tesetaxel and an oral gallium compound, depends in large part on the success of our clinical development programs, our efforts to obtain regulatory approvals and our sales and marketing efforts directed at physicians, patients and third-party payors. A number of factors could affect these efforts, including:

●	our ability to demonstrate clinically that our products are useful and safe in particular indications;

●	delays or refusals by regulatory authorities in granting marketing approvals;

●	our limited financial resources and sales and marketing experience relative to our competitors;

●	actual and perceived differences between our products and those of our competitors;

●	the availability and level of reimbursement for our products by third-party payors;

●	incidents of adverse reactions to our products;

●	side effects or misuse of our products and the unfavorable publicity that could result; and

●	the occurrence of manufacturing, supply or distribution disruptions.

We cannot assure you that our product candidates will receive FDA or EMA approval. For example, the results of the AGENDA trial that were released in May 2011 did not show a significant increase in overall survival for patients treated with Genasense®.

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

●
we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved;

●	the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

●
institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

●	subjects may drop out of our clinical trials;

●
our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials; and

●	the cost of our clinical trials may be greater than we currently anticipate.

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

We have a significant amount of debt. As of September 30, 2011, we had a face amount of debt outstanding of $43.1 million, consisting of the face value of June 2008 Notes of $2.0 million, the face value of April 2009 Notes of $0.2 million, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $1.9 million, the face value of March 2010 Notes of $26.3 million and the face value of September 2011 Notes of $12.7 million.

Our aggregate level of debt could have significant consequences on our future operations, including:

●	making it more difficult for us to meet our payment and other obligations under our outstanding debt;

●	resulting in an event of default if we fail to comply with the restrictive covenants contained in our debt agreements, which could result in all of our debt becoming due and payable;

●	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

Future adjustments to the conversion prices of our convertible notes may result in further dilution of our stockholders' ownership upon conversion of such notes.

 Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices. Conversion price resets went into effect on October 9, 2010, January 1, 2011 and March 12, 2011 and September 2, 2011. There are three other scheduled adjustments to the conversion prices of our convertible notes.

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

Our convertible notes mature on various dates in 2013 and 2021, and bear interest payable quarterly or semi-annually at rates of 8.0%, 12.0% or 15.0% per annum. Absent additional financing, we will likely not have sufficient funds to pay the principal upon maturity or upon any acceleration thereof. If we fail to pay principal on our convertible notes when due, we will be in default under our debt agreements which could have an adverse effect on our business, financial condition and results of operations.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to September 30, 2011, we have incurred a cumulative net deficit of $1,235.1 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMA for commercial sale in one or more indications.

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

Our success will depend to a large extent on our ability to:

● obtain U.S. and foreign patent or other proprietary protection for our technologies, products and processes;

● preserve trade secrets; and

● operate without infringing the patent and other proprietary rights of third parties.

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

Our commencement and rate of completion of clinical trials also may be delayed by many other factors, including the following:

● inability to obtain sufficient quantities of materials for use in clinical trials;

● inability to adequately monitor patient progress after treatment;

● unforeseen safety issues;

● the failure of the products to perform well during clinical trials; and

● government or regulatory delays.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no significant acquisition or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

● difficulties in assimilating the operations and personnel of acquired companies;

● diversion of our management’s attention from ongoing business concerns;

● our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

● additional expense associated with amortization of acquired assets;

● maintenance of uniform standards, controls, procedures and policies; and

● impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. On August 15, 2011, the defendants moved for reconsideration by the Appellate Division, but their motion was denied on August 26, 2011. We, our Board of Directors and officers deny these allegations and intend to vigorously defend this lawsuit.

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

We may implement three reverse stock splits prior to December 31, 2012.

At a Special Meeting of Stockholders held on December 29, 2010, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2011, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-100. The Board of Directors subsequently approved the implementation of one reverse stock split at a ratio of 1-for-50 shares and the reverse stock split became effective on February 18, 2011.  At a Special Meeting of Stockholders held on October 21, 2011, our stockholders authorized our Board of Directors to implement two reverse stock splits prior to December 31, 2012, with each stock split having an exchange ratio from 1-for-2 up to 1-for-500. Our Board may decide to implement one additional reverse stock split prior to December 31, 2011 and one or two reverse stock splits prior to December 31, 2012. Although our Board of Directors believes that a reverse stock split may increase the price of our common stock, in many cases, because of variables outside of a company’s control (such as market volatility, investor response to the news of a proposed reverse stock split and the general economic environment), the market price of a company's shares of common stock may in fact decline in value after a reverse stock split. The implementation of a reverse stock split does not have an effect on the actual or intrinsic value of our business or our stockholders’ proportional ownership.  However, should the overall value of our common stock decline after the proposed reverse stock splits, then the actual or intrinsic value of the shares of our common stock will also proportionately decrease as a result of the overall decline in value.

Our stock price is volatile.

The market price of our common stock has been and likely will continue to be highly volatile. Factors that could have a significant impact on the future price of our common stock include, but are not limited to:

● the results of preclinical studies and clinical trials by us or our competitors;

● announcements of technological innovations or new therapeutic products by us or our competitors;

● government regulation;

● developments in patent or other proprietary rights by us or our respective competitors, including litigation;

● fluctuations in our operating results; and

● market conditions for biopharmaceutical stocks in general.

At September 30, 2011, we had 673.1 million shares of common stock outstanding and 42,811 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, debt warrants and outstanding restricted stock units. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on a Current Report on Form 8-K filed by the Company on September 6, 2011, the Company has issued unregistered equity securities.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.    Other Information

 On October 7, 12, 19, 24, and 31, 2011, and November 7, 2011, the Company entered into amendment agreements with certain investors in the September 2011 Financing to amend the terms of the G Notes to reflect the adjustments described in Note 6 to the Condensed Consolidated Financial Statements and to extend the deadline set forth in the September 2011 Purchase Agreement for the Company to effect a reverse stock split.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
4.1	Form of Senior Secured Convertible Note (“G Note”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.2	Form of Senior Cash Collateralized Secured Convertible Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.4	Form of Senior Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.5
Form of Senior Cash Collateralized Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on September 6, 2011).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.2	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.3	Form of General Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.4	Form of Cash Collateral Security Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.5
Placement Agency Agreement, dated as of July 25, 2011 between Genta Incorporated and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 6, 2011).

10.6	Form of Amendment Agreement dated October 7, 2011 (filed herewith).
10.7	Form of Second Amendment Agreement dated October 12, 2011 (filed herewith).
10.8	Form of Third Amendment Agreement dated October 19, 2011 (filed herewith).
10.9	Form of Fourth Amendment Agreement dated October 24, 2011 (filed herewith).
10.10	Form of Fifth Amendment Agreement dated October 31, 2011 (filed herewith).
10.11	Form of Sixth Amendment Agreement dated November 7, 2011 (filed herewith).
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genta Incorporated

Date: November 10, 2011	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D.
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 10, 2011	/s/ GARY SIEGEL
Gary Siegel
Vice President, Finance
(principal financial and accounting officer)

Exhibit Index
Exhibit Number	Description of Document

4.1	Form of Senior Secured Convertible Note (“G Note”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.2	Form of Senior Cash Collateralized Secured Convertible Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.4	Form of Senior Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
4.5
Form of Senior Cash Collateralized Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on September 6, 2011).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.2	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.3	Form of General Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.4	Form of Cash Collateral Security Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 6, 2011).
10.5
Placement Agency Agreement, dated as of July 25, 2011 between Genta Incorporated and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 6, 2011).

10.6	Form of Amendment Agreement dated October 7, 2011 (filed herewith).
10.7	Form of Second Amendment Agreement dated October 12, 2011 (filed herewith).
10.8	Form of Third Amendment Agreement dated October 19, 2011 (filed herewith).
10.9	Form of Fourth Amendment Agreement dated October 24, 2011 (filed herewith).
10.10	Form of Fifth Amendment Agreement dated October 31, 2011 (filed herewith).
10.11	Form of Sixth Amendment Agreement dated November 7, 2011 (filed herewith).
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).