Form 10-K
period 2011-12-31
GENTA INC DE/
filed 2012-03-28
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $43,104,028 as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 28, 2012, the registrant had 2,090,399,725 shares of Common Stock outstanding.

Genta Incorporated

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. The words “potentially”, “anticipate”, “expect”, “could”, “calls for” and similar expressions also identify forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could affect actual results include risks associated with:

•	the Company’s financial projections;
•	the Company’s projected cash flow requirements and estimated timing of sufficient cash flow;
•	the Company’s current and future license agreements, collaboration agreements, and other strategic alliances;
•	the Company’s ability to obtain necessary regulatory approval for its products from the U.S. Food and Drug Administration, or FDA, or European Medicines Agency, or EMA;
•	the safety and efficacy of the Company’s products;
•	the timing of commencement and completion of clinical trials;
•	the Company’s ability to develop, manufacture, license and sell its products or product candidates;
•	the Company’s ability to enter into and successfully execute license and collaborative agreements, if any;
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

PART I

Item 1. Business

Overview

Genta Incorporated, also referred to herein as “us”, “we”, “our”, “Genta” or “the Company”, was incorporated in Delaware on February 4, 1988. Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development. We are dedicated to the identification, development and commercialization of novel drugs that are chiefly intended for the treatment of cancer and related diseases.

Our principal goals are to secure marketing approval and to profit from subsequent sales of our products. Our lead compound is tesetaxel, a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types. Clinical trials conducted by us have confirmed that the drug has definite antitumor activity in gastric cancer and breast cancer. Tesetaxel appears to be associated with a substantially lower incidence of side effects, particularly hypersensitivity reactions and peripheral nerve damage, both of which are common side effects of taxanes.

We have initiated and completed a number of clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer and melanoma. Our ongoing trials are currently open to enrollment at major cancer centers in the U.S., Europe and Asia.

The FDA granted our request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a New Drug Application, or NDA, on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by the FDA at the time of submission.

The FDA has also granted our request for designation of tesetaxel as an “Orphan Drug” for treatment of patients with advanced gastric cancer. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. We routinely file requests for both Fast Track and Orphan Drug designation, and similar designations in applicable territories, for diseases that fulfill regulatory requirements for such designation.

Our other pipeline project consists of the development of an orally bioavailable gallium-containing compound. We believe the class of gallium compounds may have broad utility to treat diseases associated with accelerated bone loss.  These illnesses include cancer-related hypercalcemia (i.e., life-threatening elevation of blood calcium), bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. We have supported research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs for patients with cystic fibrosis who have severe infections.

We completed a single-dose Phase 1 clinical study of one such oral gallium compound, known as G4544a. Since then, we have synthesized additional compounds of this class with the goal of identifying a potential lead compound for further clinical testing. Some of these compounds have been tested in animals to evaluate their oral absorption. If we are able to identify a potentially acceptable formulation of an oral gallium-containing compound, we may evaluate whether an expedited regulatory approval may be possible.

In 2011, we reported results from a Phase 3 randomized trial of Genasense® in advanced melanoma. This trial, known as AGENDA, failed to achieve its primary endpoint of improving overall survival. Given these results, we terminated further internal development of Genasense® and redirected our resources to other programs.

 In the U.S. we are currently marketing Ganite®, which is an intravenous formulation of gallium nitrate, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been very low due to our under-investment in its marketing and an inconvenient dosing schedule. Since the relevant patents on Ganite® have expired, we do not plan to substantially increase our investment in the drug. We believe the product may have strategic importance for our franchise of gallium-containing compounds, especially regarding the previously noted oral gallium compounds.

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

Research and Development Programs

Tesetaxel

In March 2008, we obtained an exclusive worldwide license for tesetaxel from Daiichi Sankyo Company, Limited. Tesetaxel is a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types. Clinical trials conducted by us have confirmed that the drug has definite antitumor activity in gastric cancer and breast cancer. Tesetaxel appears to be associated with a substantially lower incidence of side effects, particularly hypersensitivity reactions and peripheral nerve damage, both of which are common side effects of taxanes.

We have initiated and completed a number of clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer, and melanoma. Our ongoing trials are currently open to enrollment at major cancer centers around the world.

The FDA has granted the Company’s request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a NDA on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by the FDA at the time of submission.

The FDA has also designated tesetaxel as an Orphan Drug for treatment of patients with advanced gastric cancer and for patients with advanced melanoma. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. We routinely file for both Fast Track and Orphan Drug designations, and similar designations in applicable territories, for diseases that fulfill regulatory requirements for such designation.

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

Preclinical studies have shown that tesetaxel inhibited tubulin depolymerization, which resulted in the inhibition of mitosis by arresting tumor cells at G2/M phase. The cytotoxic activity of tesetaxel against various types of human tumor cell lines was about 10-fold and 3-fold greater than paclitaxel and docetaxel, respectively. In particular, tesetaxel exhibited much greater cytotoxicity against multidrug-resistant cell lines that constitutively over-expressed a substance known as the P-glycoprotein, or Pgp. Pgp acts as a pump that can rapidly eliminate drugs such as taxanes from inside cancer cells, thereby markedly reducing their effectiveness. Over-expression of Pgp is a major cause of so-called “multidrug resistance”, and high levels of Pgp in cancer cells are linked to a lack of clinical sensitivity to standard taxanes. However, tesetaxel is not susceptible to Pgp, and as such can be used in cancers that are generally considered unresponsive to standard taxanes. Experimentally, the anti-tumor activity of tesetaxel against Pgp-expressing cells was greater than paclitaxel and docetaxel both in vitro and in vivo.

Tesetaxel Clinical Development

Tesetaxel has already been studied in a number of Phase 1 and Phase 2 studies, encompassing more than 400 patients. Preliminary activity has been observed in patients with advanced gastric cancer and advanced breast cancer. In these studies, the most common side-effect was neutropenia, a hematological disorder characterized by a low number of white blood cells. We have identified priority indications for clinical development, including gastric, prostate, breast and bladder cancer, and we have initiated new or confirmatory trials in each of these diseases.

We believe that gastric cancer may represent the best opportunity for regulatory approval. Accordingly, we have designed a prospective, randomized, Phase 3 trial, and we have discussed this trial with regulatory authorities in the United States, Europe, and Japan. Pending completion of these discussions, adequacy of funding, and other matters, we believe this trial can be initiated during 2012. A positive result from this trial that yields regulatory approval may enable us to commercially launch tesetaxel by 2015.

Ganite®

Ganite® as a Treatment for Cancer-Related Hypercalcemia

On October 6, 2003, we began marketing Ganite® for the treatment of cancer-related hypercalcemia. Ganite® is our first drug to receive marketing approval. The principal patent covering the use of Ganite® for its approved indication, including potential extensions under Hatch-Waxman provisions in the U.S., expired in April 2005.

Hypercalcemia is a life-threatening condition caused by excessive buildup of calcium in the bloodstream, which may occur in up to 20% of cancer patients. Gallium nitrate was originally studied by the National Cancer Institute, or NCI, as a new type of cancer chemotherapy. More than 1,000 patients were treated in Phase 1 and Phase 2 trials, and the drug showed promising antitumor activity against non-Hodgkin’s lymphoma, or NHL, bladder cancer and other diseases. In the course of these studies, gallium nitrate was also shown to strongly inhibit bone resorption. Gallium nitrate underwent additional clinical testing and was approved by the FDA in 1991 as a treatment for cancer-related hypercalcemia. Lower doses of Ganite® were also tested in patients with less severe bone loss, including bone metastases, a cancer that has spread to bone, Paget’s disease, an affliction of older patients that causes pain and disability, and osteoporosis.

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

We own or have licensed patents and applications to numerous aspects of our products and technology, including novel compositions of matter, methods of synthesis and manufacture, methods of controlling gene expression and methods of treating disease.

Tesetaxel, its potential uses, composition, and methods of manufacturing are covered under a variety of patents licensed exclusively from Daiichi Sankyo Company, Limited. We believe that composition-of-matter claims on tesetaxel extend to at least 2020 in the U.S. and Europe and to 2022 in Japan. Provisions for patent-term extensions beyond 2020 may also be available in the U.S., Europe and Japan that may further their periods of exclusivity once the product is approved for commercialization. A number of other patents have been filed worldwide for this compound. We have also filed several patents on manufacturing methods and compositions of intermediate compounds formed during the manufacturing process of tesetaxel.

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

License Agreements

Our license agreement for tesetaxel with Daiichi Sankyo Company, Limited, dated March 7, 2008, has a term that continues until when we have no remaining royalty payment obligations to Daiichi Sankyo.  Either party may terminate the agreement as a result of a material breach by the other party. The royalty rate that we may be obligated to pay to Daiichi Sankyo ranges in the low to mid teens of aggregate annual net sales, on a sliding scale depending on sales volume. We are required to pay royalties to Daiichi Sankyo on a country-by-country basis until the later of (i) 10 years from the first commercial sale of such product in such country (which has not yet occurred) or (ii) expiration of the last to expire issued patent (or pending patent application) within the Daiichi Sankyo patents with a valid claim covering such product in such country (which is currently scheduled to expire in 2020).  We also may be required to pay certain milestone payments in the aggregate of $68 million contingent upon certain clinical thresholds and a number of regulatory approvals. The aggregate payments we made to Daiichi Sankyo under the agreement from the date of execution of the agreement through December 31, 2011 were $3.5 million.

Research and Development

In addition to our current focus in the areas described above, we continually evaluate our programs in light of the latest market information and conditions, the availability of third party funding, technological advances, financial liquidity and other factors. As a result of such evaluations, we change our product development plans from time to time and anticipate that we will continue to do so. We recorded research and development expenses of $12.4 million during the year ended December 31, 2011 and $10.0 million during the year ended December 31, 2010.

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

We currently rely on third parties to manufacture our products. We have a manufacturing and supply agreement with Johnson Matthey Inc. whereby we will purchase a minimum of 80% of our requirements for quantities of Ganite®; however, there are no minimum purchase requirements. The agreement renews automatically at the end of each year, unless either party gives one-year notice.

For tesetaxel, we purchased all remaining quantities of bulk drug substance and finished capsules from Daiichi Sankyo Company, Limited. Current inventory totals approximately 6,000 drug doses, an amount that we project will be sufficient for our projected needs for at least the next 2 years. We are currently evaluating new suppliers of both bulk drug substance and finished goods with the intent of completely replacing the supply chain that was previously used to manufacture this compound.

The raw materials that we require to manufacture our drugs are available only from a few suppliers. We believe that we have adequately addressed our needs for suppliers of raw materials to manufacture tesetaxel and Ganite® and to meet future customer demand.

Human Resources

  As of December 31, 2011, we had 21 full-time employees, 6 of whom hold doctoral degrees. As of that date, there were 13 employees engaged in research, development and other technical activities and 8 in administration. None of our employees are represented by a union. Most of our management and professional employees have had prior experience and positions with pharmaceutical and biotechnology companies. We believe we maintain satisfactory relations with our employees and have not experienced interruptions of operations due to employee relations issues.

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

Depending upon the nature of the trial results, a company may then elect to discuss the results with regulatory authorities, such as the FDA. If the company believes the data may warrant consideration for marketing approval of the drug, the results of the preclinical and clinical testing, together with chemistry, manufacturing and control information, are then submitted to the FDA for a pharmaceutical product in the form of a NDA. In responding to a NDA, biologics license application or premarket approval application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that the approvals that are being sought or may be sought by us in the future will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which we are seeking approval or will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Phase 3b trials are conducted after submission of a NDA, but before the product's approval for market launch. Phase 3b trials may supplement or complete earlier trials, or they may seek different kinds of information, such as quality of life or marketing. Phase 3b is the period between submission for approval and receipt of marketing authorization.

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

Presently, with no further financing, we project that we will run out of funds in April 2012. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell all or some of our assets, cease operations or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2011 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

We cannot assure you that our product candidates will receive FDA or EMA approval. For example, the results of the AGENDA trial that were released in May 2011 did not show a significant increase in overall survival for patients treated with Genasense®, and this failure meant that we would not be able to file any application for regulatory approval in any territory.

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

As of December 31, 2011, we had a face amount of convertible notes outstanding of $44.3 million. Our aggregate level of debt could have significant consequences on our future operations, including:

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

Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices. Conversion price resets went into effect on January 1, 2011, March 12, 2011, September 2, 2011 and December 17, 2011. There are two other scheduled adjustments to the conversion prices of our convertible notes.

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

Our convertible notes mature on various dates in 2013 and 2021, and bear interest payable quarterly or semi-annually at rates of 8.0%, 12.0% or 15.0% per annum. However, virtually all of our notes allow the holder, at various dates throughout 2012, to require us to redeem their note upon 10 days prior written notice. Absent additional financing, we will likely not have sufficient funds to pay the principal upon maturity, a holder requiring us to redeem their note or upon any acceleration thereof. If we fail to pay principal on our convertible notes when due, we will be in default under our debt agreements which could have an adverse effect on our business, financial condition and results of operations.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to December 31, 2011, we have incurred a cumulative net deficit of $1,267.1 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMA for commercial sale in one or more indications.

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

We hold numerous U.S., foreign and international patents covering various aspects of our technology, which include novel compositions of matter, methods of manufacturing and large-scale synthesis, methods of controlling gene expression and methods of treating disease. In the future, however, we may not be successful in obtaining additional patents despite pending or future applications. Moreover, our current and future patents may not be sufficient to protect us against competitors who use similar technology. Additionally, our patents, the patents of our business partners and the patents for which we have obtained licensing rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under our patents may not be broad enough to cover commercially valuable drugs or processes, and therefore, may not provide us with sufficient competitive advantage with respect thereto.

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

Tesetaxel and oral gallium (if they obtain regulatory approval), and Ganite®, as well as any other product we may develop, will be subject to ongoing regulatory oversight, primarily by the FDA. Failure to comply with post-marketing requirements, such as maintenance by us or by the manufacturers of our products of current Good Manufacturing Practices as required by the FDA, or safety surveillance of such products or lack of compliance with other regulations could result in suspension or limitation of approvals or other enforcement actions. Current Good Manufacturing Practices are FDA regulations that define the minimum standards that must be met by companies that manufacture pharmaceuticals and apply to all drugs for human use, including those to be used in clinical trials, as well as those produced for general sale after approval of an application by the FDA. These regulations define requirements for personnel, buildings and facilities, equipment, control of raw materials and packaging components, production and process controls, packaging and label controls, handling and distribution, laboratory controls and recordkeeping. Furthermore, the terms of any product candidate approval, including the labeling content and advertising restrictions, may be so restrictive that they could adversely affect the marketability of our product candidates. Any such failure to comply or the application of such restrictions could limit our ability to market our product candidates and may have a material adverse effect on our business, results of operations and financial condition. Such failures or restrictions may also prompt regulatory recalls of one or more of our products, which could have material and adverse effects on our business.

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

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. On August 15, 2011, the defendants moved for reconsideration by the Appellate Division, but their motion was denied on August 26, 2011. The plaintiffs then filed an Amended Complaint on October 12, 2011 which the defendants answered on November 15, 2011. We, our Board of Directors and officers deny these allegations and intend to vigorously defend this lawsuit.

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

We may implement two reverse stock splits prior to December 31, 2012.

At a Special Meeting of Stockholders held on October 21, 2011, our stockholders authorized our Board of Directors to implement up to two reverse stock splits prior to December 31, 2012, with each stock split having an exchange ratio from 1-for-2 up to 1-for-500. Our Board may decide to implement one or two reverse stock splits prior to December 31, 2012. Even if our Board decides to implement a reverse stock split, we may be unable to obtain the requisite approval from the Financial Industry Regulatory Authority (“FINRA”) in order to effect such reverse split. Although our Board of Directors believes that a reverse stock split may increase the price of our common stock, in many cases, because of variables outside of a company’s control (such as market volatility, investor response to the news of a proposed reverse stock split and the general economic environment), the market price of a company's shares of common stock may in fact decline in value after a reverse stock split. The implementation of a reverse stock split does not have an effect on the actual or intrinsic value of our business or our stockholders’ proportional ownership.  However, should the overall value of our common stock decline after the proposed reverse stock splits, then the actual or intrinsic value of the shares of our common stock will also proportionately decrease as a result of the overall decline in value.

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

At December 31, 2011, we had 1,344 million shares of common stock outstanding and 60,223 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, debt warrants and restricted stock units. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock and option and warrant holders who may exercise their options and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Item 3.  Legal Proceedings

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against us, our Board of Directors, and certain of our executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors and certain officers breached their fiduciary duties, and we aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted our motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and our responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. On August 15, 2011, the defendants moved for reconsideration by the Appellate Division, but their motion was denied on August 26, 2011. The plaintiffs then filed an Amended Complaint on October 12, 2011 which the defendants answered on November 15, 2011. We, our Board of Directors and officers deny these allegations and intend to vigorously defend this lawsuit.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From July 14, 2009 through October 17, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol “GETA.OB” and from October 18, 2010 through December 31, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol “GNTA.OB”. The following table sets forth the high and low daily closing prices per share of our common stock for the periods indicated.

2010	High*	Low*
First Quarter	$647.00	$220.00
Second Quarter	$780.00	$176.50
Third Quarter	$186.00	$20.00
Fourth Quarter	$21.50	$0.98

2011
First Quarter	$1.1500	$0.0275
Second Quarter	$0.0989	$0.0152
Third Quarter	$0.0204	$0.0013
Fourth Quarter	$0.0068	$0.0013

*   All figures have been retroactively adjusted to reflect all applicable reverse stock splits.

Holders

We estimate that there are approximately 3,885 beneficial owners of our common stock.

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

The following table compares total stockholder returns for Genta over the last five years to the NASDAQ Composite Index and the NASDAQ Biotechnology Index assuming a $100 investment made on December 31, 2006. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/06	12/07	12/08	12/09	12/10	12/11

Genta Incorporated	100.00	19.59	0.10	0.07	0.0002	0.00004
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Any disclosure required by Item 701 of Regulation S-K has been previously disclosed in our Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Genta Incorporated is a biopharmaceutical company engaged in pharmaceutical research and development. We are dedicated to the identification, development and commercialization of novel drugs that are chiefly intended for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses since its inception and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to December 31, 2011, we have incurred a cumulative net deficit of $1,267.1 million. Our recurring losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications.

Our principal goals are to secure marketing approval and to profit from subsequent sales of our products. Our lead compound is tesetaxel, a novel taxane compound that is taken by mouth. Tesetaxel has completed Phase 2 trials in a number of cancer types. Clinical trials conducted by us have confirmed that the drug has definite antitumor activity in gastric cancer and breast cancer. Tesetaxel appears to be associated with a substantially lower incidence of side effects, particularly hypersensitivity reactions and peripheral nerve damage, both of which are common side effects of taxanes.

We have initiated and completed a number of clinical trials with tesetaxel, including Phase 2 trials of tesetaxel in patients with advanced gastric cancer, breast cancer, bladder cancer, prostate cancer and melanoma. Our ongoing trials are currently open to enrollment at major cancer centers in the U.S., Europe and Asia.

The FDA granted our request for “Fast Track” designation of tesetaxel for treatment of patients with advanced gastric cancer. Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The designation typically enables a company to submit a New Drug Application, or NDA, on a “rolling” basis with ongoing FDA review during the submission process. NDAs with Fast Track designation are also usually granted priority review by the FDA at the time of submission.

The FDA has also granted our request for designation of tesetaxel as an “Orphan Drug” for treatment of patients with advanced gastric cancer. Orphan Drug designation for tesetaxel in gastric cancer was also granted by the EMA. Orphan Drug designation is designed to facilitate the development of new drugs that are intended to treat diseases that affect a small number of patients. We routinely file requests for both Fast Track and Orphan Drug designation, and similar designations in applicable territories, for diseases that fulfill regulatory requirements for such designation.

Our other pipeline project consists of the development of an orally bioavailable gallium-containing compound. We believe the class of gallium compounds may have broad utility to treat diseases associated with accelerated bone loss.  These illnesses include cancer-related hypercalcemia (i.e., life-threatening elevation of blood calcium), bone metastases, Paget’s disease and osteoporosis. In addition, new uses of gallium-containing compounds have been identified for treatment of certain infectious diseases. We have supported research conducted by certain academic institutions by providing clinical supplies of our gallium-containing drugs for patients with cystic fibrosis who have severe infections.

We completed a single-dose Phase 1 clinical study of one such oral gallium compound, known as G4544a. Since then, we have synthesized additional compounds of this class with the goal of identifying a potential lead compound for further clinical testing. Some of these compounds have been tested in animals to evaluate their oral absorption. If we are able to identify a potentially acceptable formulation of an oral gallium-containing compound, we may evaluate whether an expedited regulatory approval may be possible.

In 2011, we reported results from a Phase 3 randomized trial of Genasense® in advanced melanoma. This trial, known as AGENDA, failed to achieve its primary endpoint of improving overall survival. Given these results, we terminated further internal development of Genasense® and redirected our resources to other programs.

 In the U.S. we are currently marketing Ganite®, which is an intravenous formulation of gallium nitrate, for treatment of cancer-related hypercalcemia that is resistant to hydration. Sales of Ganite® have been very low due to our under-investment in its marketing and an inconvenient dosing schedule. Since the relevant patents on Ganite® have expired, we do not plan to substantially increase our investment in the drug. We believe the product may have strategic importance for our franchise of gallium-containing compounds, especially regarding the previously noted oral gallium compounds.

Results of Operations

	Summary Operating Results
	For the years ended December 31,
($ thousands)	2011	2010	2011 vs. 2010
Product sales - net	$194	$257	$(63)
Cost of goods sold	7	47	(40)
Gross margin	187	210	(23)

Operating expenses:
Research and development	12,434	10,015	2,419
Selling, general and administrative	6,347	9,764	(3,417)
Total operating expenses	18,781	19,779	(998)

Interest income and other income, net	18	544	(526)
Interest expense	(4,094)	(3,389)	(705)
Amortization of deferred financing costs and debt discount	(27,546)	(34,931)	7,385
Fair value – conversion feature liability-	-	(55,813)	55,813
Fair value – warrant liability	(20,406)	(54,638)	34,232
Total other income/(expense), net	(52,028)	(148,227)	96,199

Loss before income taxes	(70,622)	(167,796)	97,174
Income tax benefit	1,202	497	705
Net loss	$(69,420)	$(167,299)	$97,879

Product sales - net

Product sales-net, of Ganite®, were $194 thousand for the year ended December 31, 2011, a 25% decrease from the prior year. Unit sales for the year ended December 31, 2011 declined 55%; however, this was offset by a decline in the level of product returns.

Cost of goods sold

Cost of goods sold declined from the prior year due to the decline in unit sales and because sales of Ganite® from April 2011 through December 2011 were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses of $12.4 million for the year ended December 31, 2011 increased from $10.0 million for the year ended December 31, 2010. The increase was primarily due to the recognition in June 2011 of $2.7 million in remaining contractual obligations related to Genasense®, as all further internal development of Genasense® was terminated. Research and development expenses incurred on the tesetaxel project during 2011 were approximately $7.1 million, or 57% of research and development expenses during 2011. Research and development expenses incurred on the Genasense® project during 2011 were approximately $4.2 million, including the June 2011 recognition, representing 34% of research and development expenses during 2011. During 2010, research and development expenses incurred on the tesetaxel project were approximately $5.0 million, representing 50% of research and development expenses during 2010 and research and development expenses incurred on the Genasense® project were approximately $3.9 million, or 39% of research and development expenses during 2010.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.3 million for the year ended December 31, 2011, compared with $9.8 million for the year ended December 31, 2010, primarily due to a reduction in share-based compensation expense, as well as lower payroll costs during 2011. Share-based compensation expense recognized for employees categorized as selling, general and administrative for the year ended December 31, 2011 was $0.2 million, a decrease from the prior year expense of $2.7 million, due to the final recognition of expense in 2010 related to restricted stock units, or RSUs, granted in 2009 and no new RSUs being granted in 2011.

Interest income and other income, net

In November 2010, we were awarded cash grants totaling approximately $489 thousand under the U.S. Government's Qualifying Therapeutic Discovery Project program. The awards were intended for projects designed to treat or prevent diseases by conducting studies for the purpose of securing approval from the FDA.

Interest expense

Interest expense of $4.1 million for the year ended December 31, 2011 increased from $3.4 million for the year ended December 31, 2010, primarily due to the inclusion of interest on the September 2011 Notes.

Amortization of deferred financing costs and debt discount

In September 2011, we issued a series of convertible notes totaling $12.7 million, referred to as September 2011 Notes, along with warrants, referred to as September 2011 Debt Warrants, to purchase $12.7 million of senior secured convertible notes. In December 2011, three holders of September 2011 Debt Warrants totaling $2.9 million, exercised their warrants using a cashless exercise procedure and received September 2011 G Notes in the amount of $2.1 million.

In March 2010, we issued a series of convertible notes totaling $25 million, referred to as March 2010 Notes. In connection with the sale of the notes, we also issued warrants, referred to as March 2010 Debt Warrants, to purchase $10 million of senior unsecured convertible notes. In March and April 2010, four investors who had participated in our April 2009 financing, exercised their rights under that financing to acquire March 2010 Notes in the amount of $1.0 million. In May 2010, two holders of March 2010 Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received March 2010 Notes in the amount of $1.1 million. In October 2010, two holders of March 2010 Debt Warrants totaling $4.0 million exercised their warrants using a cashless exercise procedure and received March 2010 Notes in the amount of $3.6 million. In January 2011, two holders exercised March 2010 Debt Warrants of $2.7 million using a cashless exercise procedure and received March 2010 Notes in the amount of $2.4 million.

In conjunction with the issuance of the September 2011 Notes, the March 2010 Notes and convertible notes issued in September 2009, July 2009, April 2009 and June 2008, we incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase our common stock. These financing costs are being amortized over the term of the notes through their respective maturity dates. As notes have been converted, the amortization of deferred financing costs has been accelerated.

The accounting for the issuance of all of our convertible notes also required that we record a debt discount against each of these notes, as the beneficial conversion feature embedded in the notes was valued in excess of the face value of the notes. The resultant debt discount is amortized over the respective lives of the notes; however, as notes are converted, the amortization of the respective debt discount is accelerated. In addition, with each conversion price reset, we have recorded a debt discount equal to the face value of the notes (at the time of the reset), as the beneficial conversion feature embedded in the notes has been valued in excess of face value of notes at the time of each conversion price reset. Conversion price resets went into effect during 2011 on January 1, March 12, September 2 and December 17.

Amortization of deferred financing costs and debt discount declined to $27.5 million for the year ended December 31, 2011 compared with $34.9 million for the year ended December 31, 2010. Amortization during 2010 was higher due to a significantly increased level of voluntary conversions of notes during 2010.

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

In March 2010, based upon a Black-Scholes valuation model, we calculated a fair value of the conversion feature of the March 2010 Notes of $263.5 million and expensed $238.5 million, the amount that exceeded the proceeds of the $25.0 million from the closing. In March and April 2010, in connection with the issuance of $1.0 million in March 2010 Notes, the conversion features of the notes were recorded as a derivative liability of $5.4 million, resulting in an expense of $4.4 million. In May 2010, in connection with the $1.1 million issuance of March 2010 Notes, the conversion features of the notes were recorded as a derivative liability of $7.5 million, resulting in an expense of $6.4 million.

The fair value of the conversion feature liability of the March 2010 Notes was re-measured at $81.8 million on July 9, 2010, the date that we could accommodate the potential number of shares underlying the March 2010 Notes, and credited to permanent equity, resulting in expense of $55.8 million for the year ended December 31, 2010.

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

Similarly, with the sale of the March 2010 Notes, we also extended the maturity date of our outstanding June 2008 Notes, in exchange for three-year warrants, referred to as March 2010 Warrants, to purchase the same number of shares of our common stock issuable upon conversion of such June 2008 Notes. In December 2010, we extended the maturity date of our outstanding June 2008 Notes in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of June 2008 Notes and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection and are marked-to-market over their lives.

Based upon a Black-Scholes valuation model, a liability of $72.3 million was recorded for the value, in total, of the September 2011 Warrants and the September 2011 Debt Warrants on the date of their issuance. At December 31, 2011, the September 2011 Warrants and the September 2011 Debt Warrants were valued, in total, at $36.5 million based upon a Black-Scholes valuation model, resulting in a net expense of $35.4 million on the Consolidated Statement of Operations for the year ended December 31, 2011. Based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010 for the value, in total, of the March 2010 Warrants and December 2010 Warrants. At December 31, 2011, the March 2010 Warrants and December 2010 Warrants were valued, in total, at $3.8 million based upon a Black-Scholes valuation model, resulting in income of $15.0 million on the Consolidated Statements of Operations for the year ended December 31, 2011.

In the prior year, the fair value of the warrant liabilities related to the March 2010 transactions was measured at $35.9 million on July 9, 2010 and credited to permanent equity, resulting in expense of $35.9 million on the Consolidated Statements of Operations for the year ended December 31, 2010. The March 2010 Warrants and December 2010 Warrants were re-measured at December 31, 2010 based upon a Black-Scholes valuation model, resulting in expense of $18.7 million being recorded for 2010.

Income tax benefit

New Jersey has legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. We sold portions of our New Jersey net operating losses for $1.2 million in 2011 and for $0.5 million in 2010 which are recognized as income tax benefit.

If still available under New Jersey law, we will attempt to sell additional tax losses in 2012. We cannot be assured that the New Jersey program will continue next year, nor can we estimate what percentage of our saleable tax benefits New Jersey will permit us to sell, how much money will be received in connection with the sale, if we will be able to find a buyer for our tax benefits or if such funds will be available in a timely manner.

Net loss

Genta recorded a net loss of $(69.4) million, or net loss per basic and diluted share of $(0.20), for the year ended December 31, 2011 and a net loss of $(167.3) million, or net loss per basic and diluted share of $(246.04), for the year ended December 31, 2010. The lower net loss was primarily due to the recognition in the prior year of significant expense from marking-to-market the conversion feature liability and warrant liabilities.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•
Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2011 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

•	Estimate of fair value of convertible notes and warrants. We use a Black-Scholes valuation model to estimate the fair value of our convertible notes and warrants.

•
Valuation of RSUs. RSUs are recognized in the Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The compensation cost of the RSUs is being recognized over the vesting period of the RSUs. Under the terms of virtually all of the Company’s outstanding RSUs, the holders of the RSUs are entitled to anti-dilution protection in the form of additional shares of stock to be issued on the vesting dates of the underlying RSUs. The Company re-measures these RSUs to fair value, including the obligation to issue incremental shares under anti-dilution provisions, at each reporting period until the shares are issued. See Note 12 to the consolidated financial statements for a further discussion on share-based compensation.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents and restricted cash totaling $10.6 million, compared with $12.8 million at December 31, 2010, reflecting funds used in operating our company, partially offset by our September 2011 financing. The restricted cash represents funds received from the September 2011 financing that were placed in a blocked account as collateral security for a specific series of notes, the September 2011 H Notes. The restricted cash will be released if over any consecutive ten day trading period, the trading volume and price of our common stock meet certain levels. The security interest will also be released dollar for dollar upon conversion of any part of the September 2011 H Notes or upon the approval of each holder of the then outstanding September 2011 H Notes with respect to such holder’s September 2011 H Notes only.

Net cash used in operating activities for the year ended December 31, 2011 was $14.4 million, virtually unchanged from the year ended December 31, 2010. However, the prior year included the receipt of funds of $2.9 million from the sale in 2009 of portions of New Jersey net operating losses and research and development credits.

In September 2011, we issued $12.7 million of units, consisting of $4.2 million of senior secured convertible notes and $8.5 million of senior secured cash collateralized convertible notes. In connection with the sale of the units, we also issued two types of debt warrants in an amount equal to 100% of the purchase price for each unit. We had direct access to $4.2 million of the proceeds, and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the $8.5 million senior secured cash collateralized convertible notes. Presently, with no further financing, we project that the Company will run out of funds in April 2012. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell some or all of our assets, cease operations or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

In August 2011, we submitted a request to the Financial Industry Regulatory Authority, or FINRA, to process documentation related to a reverse stock split pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, as amended. After continual correspondence between us and FINRA, on January 23, 2012, we received notice of FINRA’s final denial of our request to process the documentation related to the reverse split. Failure to implement a reverse split comprises an event of default under the terms of our September 2011 G Notes, unless specifically waived by two-thirds of the holders of those notes. An amendment agreement between us and certain of our noteholders has extended the deadline for the implementation of the reverse split until April 16, 2012.

Contractual Obligations

Future contractual obligations at December 31, 2011 are as follows ($ thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Uncertain tax positions*	$1,014	$1,014	$-	$-	$-
Operating lease obligations	2,540	698	1,842	-	-
Office settlement lease obligation	1,864	86	1,778	-	-
Maturity of convertible notes	44,345	-	29,567	-	14,778
Total	$49,763	$1,798	$33,187	$-	$14,778

* see Note 10 to the consolidated financial statements

Virtually all of the operating lease obligations result from our lease of approximately 25,000 square feet of office space in Berkeley Heights, New Jersey. Our lease on this space terminates in August 2015. In addition, as part of an amendment of our lease for office space with our landlord, we are due to pay an office settlement lease obligation of $1.9 million over the remaining term of the lease, including a final payment of $1.6 million in August 2015.

Our March 2010 Notes mature on March 9, 2013, our June 2008 Notes, April 2009 Notes, and our September 2009 Notes and July 2009 Notes issued in September 2009 mature on September 9, 2013 and our September 2011 Notes mature on September 9, 2021, (see Note 9 to the consolidated financial statements). Holders of the notes have the right, but not the obligation, to convert their notes, or a portion of their notes, into shares of Genta common stock at a conversion rate of $0.001. The amount in the table above, $44.3 million, is the face value of convertible notes outstanding at December 31, 2011. This amount would be due on their respective maturity dates assuming no voluntary conversions by noteholders prior to the maturity date. As of March 28, 2012, our total outstanding face value of all of the notes listed above is $46.1 million.

Not included in the above table are potential milestone payments to be made to Daiichi Sankyo Company, Limited and other suppliers of services, since such payments are contingent on the occurrence of certain events.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of December 31, 2011. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Genta Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genta Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Genta Incorporated and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2011.   The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genta Incorporated and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations and current maturities of convertible notes payable raise substantial doubt about its ability to continue as a going concern. Management’s plans considering these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Edison, New Jersey
March 28, 2012

GENTA INCORPORATED
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)
	December 31,	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$2,116	$12,835
Receivable on sale of New Jersey tax losses (Note 10)	1,202	-
Inventory (Note 3)	24	31
Prepaid expenses and other current assets	859	890

Total current assets	4,201	13,756

Property and equipment, net (Note 4)	288	334
Deferred financing costs (Note 9)	1,538	1,459
Restricted cash account (Note 5)	8,470	-

Total assets	$14,497	$15,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses (Note 6)	$10,246	$5,813
Notes payable for financing insurance policies (Note 8)	384	421
Convertible notes due July 7, 2011, $36 outstanding, net of debt discount of ($36) at December 31, 2010 (Note 9)		-
Convertible notes due September 4, 2011, $4,386 outstanding, net of debt discount of ($4,386) at December 31, 2010 (Note 9)		-
Convertible notes due April 2, 2012, $229 outstanding, net of debt discount of ($229) at December 31, 2010 (Note 9)		-
Convertible notes due March 9, 2013, $25,385 outstanding, net of debt discount of ($24,466) at December 31, 2011 and $25,130 outstanding, net of debt discount of ($25,130) at December 31, 2010 (Note 9)	919	-
Convertible notes due September 9, 2013, $2,153 outstanding, net of debt discount of ($2,099) at December 31, 2011 (Note 9)	54
Convertible notes due September 9, 2021, $14,778 outstanding, net of debt discount of ($14,718) at December 31, 2011 (Note 9)	60

Total current liabilities	11,663	6,234

Long-term liabilities:
Office lease settlement obligation (Note 7)	1,795	1,872
Convertible June 2008 notes due September 9, 2013, $2,030 outstanding, net of debt discount of ($1,980) at December 31, 2011 (Note 9)	50
Warrant liability (Note 9)	40,235	18,738

Total long-term liabilities	42,080	20,610

Commitments and contingencies (Note 14)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at December 31, 2011 and December 31, 2010, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively (Note 11)	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 1,344,292 and 3,306 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively (Note 11)	1,344	3
Additional paid-in capital	1,226,556	1,186,428
Accumulated deficit	(1,267,146)	(1,197,726)

Total stockholders' deficit	(39,246)	(11,295)

Total liabilities and stockholders' deficit	$14,497	$15,549

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2011	2010

Product sales - net	$194	$257
Cost of goods sold	7	47
Gross margin	187	210

Operating expenses:
Research and development	12,434	10,015
Selling, general and administrative	6,347	9,764
Total operating expenses	18,781	19,779

Other income/(expense), net:
Interest income and other income, net	18	544
Interest expense	(4,094)	(3,389)
Amortization of deferred financing costs and debt discount (Note 9)	(27,546)	(34,931)
Fair value - conversion feature liability (Note 9)	-	(55,813)
Fair value - warrant liability (Note 9)	(20,406)	(54,638)
Total other income/(expense), net	(52,028)	(148,227)

Loss before income tax benefit	(70,622)	(167,796)
Income tax benefit (Note 10)	1,202	497
Net loss	$(69,420)	$(167,299)

Net loss per basic and diluted share	$(0.20)	$(246.04)

Shares used in computing net loss per basic and diluted share	344,015	680

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2011 and 2010

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2010	8	$-	39	$-	$1,027,565	$(1,030,427)	$(2,862)

Net loss	-	-	-	-	-	(167,299)	(167,299)

Issuance of common stock on voluntary conversion of convertible notes	-	-	3,261	3	17,408	-	17,411

Issuance of common stock on settlement of class action lawsuit	-	-	-	-	700	-	700

Adjustment of conversion prices on outstanding Notes	-	-	-	-	18,712	-	18,712

Transfer of warrant liability to paid-in-capital	-	-	-	-	35,900	-	35,900

Transfer beneficial conversion feature to paid-in-capital	-	-	-	-	81,793	-	81,793

Vesting of restricted stock	-	-	6	-	-	-	-

Stock-based compensation expense	-	-	-	-	4,350	-	4,350
Balance at December 31, 2010	8	-	3,306	3	1,186,428	(1,197,726)	(11,295)

Net loss	-	-	-	-	-	(69,420)	(69,420)

Issuance of common stock on voluntary conversion of convertible notes	-	-	1,338,842	1,339	4,769	-	6,108

Issuance of common stock on exercise of March 2010 Warrants	-	-	2,144	2	(2)	-	-

Adjustment of conversion prices on outstanding Notes	-	-	-	-	22,445	-	22,445

September 2011 financing	-	-	-	-	12,700	-	12,700

Stock-based compensation expense	-	-	-	-	216	-	216
Balance at December 31, 2011	8	$-	1,344,292	$1,344	$1,226,556	$(1,267,146)	$(39,246)

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2011	2010

Operating activities:
Net loss	$(69,420)	$(167,299)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	186	147
Amortization of deferred financing costs and debt discount (Note 9)	27,546	34,931
Share-based compensation (Note 12)	405	4,350
Sale of New Jersey tax losses - proceeds not received until 2012 (Note 10)	(1,202)	-
Change in fair value - conversion feature liability (Note 9)	-	55,813
Change in fair value - warrant liability (Note 9)	20,406	54,638
Changes in operating assets and liabilities:
Receivable on sale of New Jersey tax losses (Note 10)	-	2,873
Inventory	7	50
Prepaid expenses and other current assets	31	83
Accounts payable and accrued expenses (Note 6)	7,630	104

Net cash and cash equivalents used in operating activities	(14,411)	(14,310)
Investing activities:
Release of restricted cash deposits (Note 5)	-	5,008
Interest earned on restricted cash deposits	(3)	(8)
Purchase of property and equipment	(140)	(276)

Net cash and cash equivalents (used in) provided by investing activities	(143)	4,724
Financing activities:
Sale of units, net of financing costs (Note 9)	12,339	25,784
Deposits in restricted cash account (Note 5)	(8,467)	(5,000)
Issuance of note payable for financing insurance policies (Note 8)	544	531
Repayments of note payable for financing insurance policies (Note 8)	(581)	(110)

Net cash and cash equivalents provided by financing activities	3,835	21,205

(Decrease)/increase in cash and cash equivalents	(10,719)	11,619
Cash and cash equivalents at beginning of year	12,835	1,216

Cash and cash equivalents at end of year	$2,116	$12,835

See accompanying notes to consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

1.	Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs that are chiefly intended for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. For the year ended December 31, 2011, the Company had a net loss of $69.4 million and a net cash outflow from operations of $14.4 million. As of December 31, 2011, the Company had an accumulated deficit of $1,267.1 million and held cash and cash equivalents of $2.1 million. In recent years, the Company has financed its operations from the sale of convertible notes, shares of common stock and warrants.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 2011, the Company issued $12.7 million of units, consisting of $4.2 million of senior secured convertible notes and $8.5 million of senior secured cash collateralized convertible notes. In connection with the sale of the units, the Company also issued two types of debt warrants in an amount equal to 100% of the purchase price for each unit. The Company had direct access to $4.2 million of the proceeds, and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the $8.5 million senior secured cash collateralized convertible notes. Presently, with no further financing, the Company projects that it will run out of funds in April 2012. The Company currently does not have any additional financing in place. If it is unable to raise additional funds, the Company could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, sell some or all of its assets, cease operations or even declare bankruptcy. There can be no assurance that the Company can obtain financing, if at all, or raise such additional funds, on terms acceptable to it.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

2.	Summary of Significant Accounting Policies

Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820), "Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 amends the wording used to describe many of the requirements for measuring fair value to achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB's intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for calendar years beginning after December 15, 2011. Early adoption is prohibited. The Company is currently evaluating the potential impact of ASU 2011-04 on the consolidated financial statements and related disclosures but does not anticipate a material impact to the Company on the consolidated financial statements.

Other Accounting Standards Updates not effective until after December 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial statements.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income and other matters in making this assessment. The Company reviewed its deferred tax assets and at both December 31, 2011 and December 31, 2010, recorded a valuation allowance to reduce these assets to zero to reflect that, more likely than not, they will not be realized. Utilization of the Company’s net operating loss (“NOL”) and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company's policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in interest expense in the Company’s Consolidated Statements of Operations.

Restricted Stock Units

Restricted stock units (“RSUs”) are recognized in the Consolidated Statements of Operations based on their fair values. The amount of compensation cost is measured based on the grant-date fair value of the equity instrument issued. The compensation cost of the RSUs is being recognized over the vesting period of the RSUs. Under the terms of virtually all of the Company’s outstanding RSUs, the holders of the RSUs are entitled to anti-dilution protection in the form of additional shares of stock to be issued on the vesting dates of the underlying RSUs. The Company re-measures these RSUs to fair value, including the obligation to issue incremental shares under anti-dilution provisions, at each reporting period until the shares are issued. See Note 12 to the consolidated financial statements for a further discussion on share-based compensation.

Deferred Financing Costs

In conjunction with the issuance of the June 2008 Notes, the April 2009 Notes, the September 2009 Notes, the March 2010 Notes and the September 2011 Notes (as described in Note 9 to the consolidated financial statements), the Company incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through their respective maturity dates. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated. The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes valuation model.

Net Loss Per Common Share

Net loss per common share for the years ended December 31, 2011 and December 31, 2010 are based on the weighted average number of shares of common stock outstanding during the periods. Basic and diluted loss per share are identical for both periods presented as potentially dilutive securities have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be antidilutive. At December 31, 2011, the potentially dilutive securities included 60,223 million shares reserved for the conversion of convertible notes and convertible preferred stock, the vesting of RSUs and the exercise of outstanding warrants and debt warrants. At December 31, 2010, the potentially dilutive securities included 311 million shares reserved for the conversion of convertible notes and convertible preferred stock, the vesting of RSUs and the exercise of outstanding warrants.

3.	Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ thousands):

	December 31,
	2011	2010
Raw materials	$24	$24
Finished goods	-	7
	$24	$31

4.	Property and Equipment, Net

Property and equipment is comprised of the following ($ thousands):

	Estimated	December 31,
	Useful Lives	2011	2010
Computer equipment	3	$1,927	$1,980
Software	3	3,062	2,940
Furniture and fixtures	5	896	896
Leasehold improvements	Life of lease	433	433
Equipment	5	51	51
		6,369	6,300
Less accumulated depreciation and amortization		(6,081)	(5,966)
		$288	$334

Depreciation and amortization expense was $186 thousand for the year ended December 31, 2011 and $147 thousand for the year ended December 31, 2010.

5.	Restricted Cash

Restricted cash at December 31, 2011 represents funds received from the September 2011 financing that were placed in a blocked account as collateral security for the H Notes (as defined in Note 9 to the consolidated financial statements).

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following ($ thousands):

	December 31,
	2011	2010
Accounts payable	$3,635	$2,092
Accrued compensation	632	283
Accrued interest	1,630	1,081
Accrued expenses – Genasense®	1,881	-
State of New Jersey (AMA) tax liability	1,014	953
Other accrued expenses	1,454	1,404
	$10,246	$5,813

The carrying amount of accounts payable approximates fair value due to the short-term nature of these instruments.

7.	Office Lease Obligation and Operating Leases

In March 2010, the Company entered into an amendment of its lease for office space with its landlord, whereby the lease for its office space in Berkeley Heights, New Jersey was extended until August 2015. In addition, as part of the amendment, the Company is due to pay an office settlement lease obligation over the life of the lease with $1.6 million due in August 2015.

Future minimum obligations under operating leases at December 31, 2011, are as follows ($ thousands):

2012	$784
2013	783
2014	781
2015	2,056
$4,404

Annual rent expense incurred by the Company during both 2011 and 2010 was $0.7 million for each year.

8.	Notes Payable for Financing Insurance Policies

In June 2011 and in October 2011, the Company issued notes payable totaling $0.5 million to finance premiums for its corporate insurance policies. In October 2010, the Company issued a note payable of $0.5 million to finance premiums for its corporate insurance policies. Payments on each of the notes payable were scheduled for nine equal monthly installments. The carrying amounts of the notes payable approximate fair value due to the short-term nature of these instruments.

9.	Convertible Notes and Warrants

On September 9, 2011, the Company issued $12.7 million of units (the “2011 Units”), pursuant to a securities purchase agreement dated September 2, 2011 (the “September 2011 Purchase Agreement”), each 2011 Unit consisting of (i) 12% senior secured convertible promissory notes due September 9, 2021, convertible into shares of common stock, at an initial conversion rate of 671,040 shares of common stock for every $1,000 of principal and accrued interest due under the notes (the “G Notes”), (ii) 12% senior secured cash collateralized convertible promissory notes due September 9, 2021, convertible into shares of common stock, at a rate of 671,040 shares of common stock for every $1,000 of principal and accrued interest due under the notes (the “H Notes”, together with the G Notes, the “September 2011 Notes”), (iii) senior secured convertible promissory note warrants to purchase an amount of G Notes equal to the G Notes purchased at the closing, with a maturity of five years (the “G Warrants”), which purchase price may be paid through a cashless net exercise feature, and (iv) senior secured cash collateralized convertible promissory note warrants to purchase an amount of G Notes equal to the H Notes purchased at closing, with a maturity of five years (the “H Warrants,” together with the G Warrants, the “September 2011 Debt Warrants”), which purchase price may also be paid through a cashless net exercise feature. The issuance of the September 2011 Notes and September 2011 Debt Warrants in exchange for $12.7 million is referred to herein as the “September 2011 Financing.”

The September 2011 Notes are secured by all of the assets of the Company. The Company had direct access to $4.2 million of the proceeds and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the $8.5 million in principal amount of H Notes. The security interest in the cash collateral in the blocked account maintained for the benefit of the holders of the H Notes will be released if over any consecutive ten day trading period, the trading volume and price of the Company’s common stock meet certain levels. The security interest will also be released dollar for dollar upon conversion of any part of the H Notes or upon the approval of each holder of the then outstanding H Notes with respect to such holder’s H Notes only. At any time after the first anniversary of the issuance date, the holder of a G Note can require the Company to redeem the note upon 10 days prior written notice and at any time after the six-month anniversary of the issuance date, the holder of a H Note can require the Company to redeem the note upon 10 days prior written notice. The September 2011 Notes are classified as a short-term liability due to this right of redemption.

Pursuant to the terms of the G Notes, as amended, there are certain provisions providing for the adjustment of the conversion price of the G Notes. If on the last trading day prior to the Saturday that is one week after the Reverse Split Effective Date (as defined in the September 2011 Purchase Agreement), the volume weighted closing price of the Company’s common stock for the three consecutive day period prior to that date is less than the conversion price for the G Notes then in effect, the conversion price for the G Notes shall be reduced to a price equal to 10% of that three-day calculation. Also, if on the last trading day prior to the Saturday following the date that is six months after September 9, 2011 the volume weighted closing price of the Company’s common stock for the three consecutive trading day period prior to that date is less than the conversion price for the G Notes then in effect, the conversion price for the G Notes shall be reduced to a price equal to 10% of that three-day calculation. In accordance with the terms of all of the Company’s other convertible notes, debt warrants, March 2010 Warrants, December 2010 Warrants, and September 2011 Warrants, all described below, the conversion prices of all of the Company’s other notes, debt warrants, March 2010 Warrants, December 2010 Warrants and September 2011 Warrants will be adjusted to be the same conversion price of the G Notes.

In connection with the September 2011 Financing, pursuant to an agreement between the Company and certain investors, the maturity dates of the June 2008 Notes, April 2009 Notes and September 2009 Notes, all described below, were extended to September 9, 2013, and the holders of such existing indebtedness acknowledged that the June 2008 Notes, April 2009 Notes and September 2009 Notes are subordinate and subject in right of payment to the prior payment in full of the September 2011 Notes. Additionally, holders of the March 2010 Notes also acknowledged that the March 2010 Notes are subordinate and subject in right of payment to the prior payment in full of the September 2011 Notes.

Also, pursuant to an agreement between the Company and certain investors, effective September 2, 2011, the conversion rate of the April 2009 Notes, defined below, was changed to 671,040 shares of common stock for every $1,000 of principal or interest that is being converted. In accordance with the terms of all of the Company’s other convertible notes, debt warrants, March 2010 Warrants and December 2010 Warrants,  the conversion prices of all of the Company’s other notes, debt warrants, March 2010 Warrants and December 2010 Warrants were also adjusted to equal $0.00149, effective September 2, 2011. The Company valued this change in the conversion rate on September 2, 2011; the aggregate intrinsic value of the difference in conversion rates was in excess of the face value of each of its convertible notes. Thus, a full debt discount was recorded in an amount equal to the face value of each of the Company’s convertible notes on September 2, 2011 and the Company began amortizing the resultant debt discount over the remaining term of the convertible notes.

As consideration for the amendments above, the Company issued to each of the holders of the then outstanding June 2008 Notes, April 2009 Notes and September 2009 Notes, a three-year warrant, (the “September 2011 Warrants”), to purchase shares of common stock at an exercise price equal to the conversion price of the Company’s convertible notes. Each September 2011 Warrant is exercisable for a number of shares of common stock equal to one hundred percent (100%) of the number of shares of common stock that would be issuable if such holder converted all of the outstanding principal and interest underlying all of such holder’s June 2008 Notes, April 2009 Notes or September 2009 Notes, on September 2, 2011, or approximately $29.4 million.

According to another agreement entered between the Company and certain investors, the conversion price of the Company’s convertible notes, and the exercise price of the March 2010 Warrants, the December 2010 Warrants and the September 2011 Warrants were reset to $0.001 effective December 17, 2011. The conversion price reset on all of the Company’s convertible notes resulted in a full debt discount being recorded in an amount equal to the face value of the Company’s convertible notes on December 17, 2011. The Company is amortizing the resultant debt discounts over the terms of the notes through their maturity dates.

On December 19, 2011, three holders of September 2011 Debt Warrants totaling $2.9 million, exercised their warrants using a cashless exercise procedure and received September 2011 G Notes for $2.1 million. The aggregate intrinsic value of the difference between the market price of a share of the Company’s stock on December 19, 2011 and the conversion price of the notes was in excess of the face value of the G Notes of $2.1 million, and a full debt discount was recorded in an amount equal to the face value of the notes. The Company will amortize the resultant debt discount over the term of the notes through their maturity date.

The September 2011 Warrants and the September 2011 Debt Warrants both have anti-dilution protection and can be exercised using a cashless exercise procedure; warrants with these characteristics are accounted for as liabilities and marked-to-market over their lives. Based upon a Black-Scholes valuation model, a liability of $72.3 million was recorded for the value, in total, of the September 2011 Warrants and the September 2011 Debt Warrants on the date of their issuance. At December 31, 2011, the September 2011 Warrants and the September 2011 Debt Warrants were valued, in total, at $36.5 million based upon a Black-Scholes valuation model, resulting in a net expense of $35.3 million on the Consolidated Statement of Operations for the year ended December 31, 2011.

The September 2011 Warrants were valued at December 31, 2011 and September 9, 2011 using the Black-Scholes valuation model with the following assumptions:

	December 31, 2011	September 9, 2011
Price per share of Genta common stock	$0.0026	$0.0064
Volatility	248%	304%
Risk-free interest rate	0.32%	0.31%
Remaining contractual lives	2.69	3.0

The September 2011 Debt Warrants were valued at December 31, 2011 and September 9, 2011 using the Black-Scholes valuation model with the following assumptions:

	December 31, 2011	September 9, 2011
Price per share of Genta common stock	$0.0026	$0.0064
Volatility	265%	251%
Risk-free interest rate	0.78%	0.81%
Remaining contractual lives	4.7	5.0

In connection with the September 2011 Financing, the Company issued warrants to its private placement agents (the “September 2011 Placement Warrants”) and incurred financing fees of $0.4 million. The September 2011 Placement Warrants, after adjustment, are to purchase 254 million shares of common stock at an exercise price of $0.001 per share, subject to antidilution adjustments. The financing fees and the initial value of the September 2011 Placement Warrants of $1.1 million are being amortized over the term of the September 2011 Notes.

On October 7, 12, 19, 24, and 31, 2011 and on November 7, 16, 21, and 28, 2011 and on December 4 and 16, 2011, the Company entered into amendment agreements with certain investors in the September 2011 Financing to amend the terms of the G Notes to reflect the adjustments described above and to extend the deadline set forth in the September 2011 Purchase Agreement for the Company to effect a reverse stock split.

On March 9, 2010, the Company issued $10 million of senior unsecured convertible notes (the “B Notes”), $10 million of senior unsecured convertible notes (the “C Notes”) and $5 million of senior unsecured convertible notes (the “D Notes”). In connection with the sale of the notes, the Company also issued warrants (the “March 2010 Debt Warrants”) to purchase $10 million of senior unsecured convertible notes (the “E Notes”). In March and April 2010, four investors who had participated in the Company’s April 2009 financing, described below, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire $1.0 million of senior unsecured convertible notes (the “F Notes”). In May 2010, two holders of March 2010 Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, $1.1 million of E Notes. In October 2010, two investors exercised March 2010 Debt Warrants totaling $4.0 million using a cashless exercise procedure and received $3.6 million of E Notes. In January 2011, two investors exercised March 2010 Debt Warrants totaling $2.7 million using a cashless exercise procedure and received $2.4 million of E Notes. The notes in all of the above transactions, (“the March 2010 Notes”), bear interest at an annual rate of 12% payable semiannually in other convertible notes. At any time after the second anniversary of the issuance date, the holder can require the Company to redeem the note upon 10 days prior written notice. The March 2010 Notes are classified as a short-term liability due to this right of redemption. As of December 31, 2011, the March 2010 Notes were convertible into shares of Genta common stock at a conversion rate of $0.001.

Concurrent with the sale of the March 2010 Notes, the Company also extended the maturity date of the outstanding June 2008 Notes from June 9, 2010 to June 9, 2011 in exchange for three-year warrants (“March 2010 Warrants”) to purchase the same number of shares of the Company’s common stock issuable upon conversion of such June 2008 Notes. Subsequently, the maturity of the outstanding June 2008 Notes has been extended several times and is currently September 9, 2013.

Prior to the approval of a reverse stock split in July 2010, there were not enough shares of common stock authorized under the Company’s certificate of incorporation to cover the shares underlying all of the March 2010 Notes. The Company accounted for the conversion options embedded in the March 2010 Notes in accordance with “Accounting for Derivative Instruments and Hedging Activities”, FASB ASC 815-10, and “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FASB ASC 815-40. FASB ASC 815-10 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with FASB ASC 815-40. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, then the notes should be classified as a liability measured at fair value on the balance sheet. In this case, the holder of each March 2010 Note has the right to require the Company to repay 100% of the outstanding principal and accrued interest on each note in cash on the second anniversary of the closing date of the March 2010 financing.

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

In July 2010, the Company’s Board of Directors approved the implementation of a reverse stock split at a ratio of 1-for-100 shares, resulting in the Company having enough shares to accommodate the potential number of shares underlying the March 2010 Notes and the March 2010 Debt Warrants. The fair value of the conversion feature liability of the March 2010 Notes was re-measured at July 9, 2010 at $81.8 million and credited to permanent equity, resulting in expense of $55.8 million for the year ended December 31, 2010.

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

From January 1, 2011 through December 31, 2011, holders of the B Notes voluntarily converted $2.1 million, resulting in an issuance of 386 million shares of common stock, holders of C Notes voluntarily converted $1.1 million, resulting in an issuance of 220 million shares of common stock, holders of D Notes voluntarily converted $0.2 million, resulting in an issuance of 11 million shares of common stock, holders of E Notes voluntarily converted $1.6 million, resulting in an issuance of 616 million shares of common stock and holders of F Notes voluntarily converted $0.2 million, resulting in an issuance of 17 million shares of common stock. At December 31, 2011, the face value outstanding of the B Notes were $5.8 million, the C Notes were $7.5 million, the D Notes were $5.8 million and the E Notes were $6.3 million.

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

In December 2010, the Company extended the maturity date of its outstanding June 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of June 2008 Notes in December 2010 and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection. Based upon a Black-Scholes valuation model, a liability of $18.7 million was recorded at December 31, 2010 for the value of the March 2010 Warrants and December 2010 Warrants. At December 31, 2011, the March 2010 Warrants and December 2010 Warrants were valued at $3.8 million based upon a Black-Scholes valuation model, resulting in income of $14.9 million on the Consolidated Statements of Operations for the twelve months ended December 31, 2011.

The liability for the March 2010 Warrants and December 2010 Warrants was valued at December 31, 2011 and December 31, 2010 using a Black-Scholes valuation model with the following assumptions:

	December 31,	December 31,
	2011	2010
Price per share of Genta common stock	$0.0026	$1.475
Volatility	264%	316%
Risk-free interest rate	0.15%	0.70%
Remaining contractual lives	1.2	2.2

In September 2009, the Company issued $7 million of July 2009 Notes, common stock, July 2009 Warrants, $3 million of September 2009 Notes, common stock and September 2009 Warrants to certain accredited institutional investors. The July 2009 Notes and the September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior unsecured convertible promissory notes to the holder, and with the conversion price reset on December 17, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.001.

From January 1, 2011 through December 31, 2011, holders of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 voluntarily converted $0.7 million, resulting in an issuance of 49 million shares of common stock. At December 31, 2011, $1.9 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

On July 7, 2009, the Company issued $3 million of July 2009 Notes, common stock and July 2009 Warrants. At December 31, 2011, due to voluntary conversions by noteholders, there were no July 2009 Notes outstanding.

On April 2, 2009, the Company issued $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior unsecured convertible promissory notes to the holder. At any time after the second anniversary of the issuance date, the holder can require the Company to redeem the note upon 10 days prior written notice. The April 2009 Notes are classified as a short-term liability due to this right of redemption. With the conversion price reset on December 17, 2011 noted above, the April 2009 Notes are convertible into shares of common stock at a conversion rate of $0.001. At December 31, 2011, $0.2 million of the April 2009 Notes were outstanding.

On June 9, 2008, the Company issued $20 million of June 2008 Notes. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior unsecured convertible promissory notes to the holder, and with the conversion price reset on December 17, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.001.

From January 1, 2011 through December 31, 2011, holders of the June 2008 Notes voluntarily converted $0.1 million, resulting in an issuance of 20 million shares of common stock. At December 31, 2011, $2.0 million of the June 2008 Notes were outstanding.

The Company is in compliance with all debt-related covenants at December 31, 2011. Upon the occurrence of an event of default, holders of the Company’s notes have the right to require the Company to prepay all or a portion of their notes.

All of the Company’s convertible notes contain various provisions regarding the adjustment of their applicable conversion prices. During 2011, conversion price resets went into effect on January 1, March 12, September 2 and December 17. There are two other scheduled adjustments to the conversion prices of the Company’s convertible notes.

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

At December 31, 2011, the maturities of the Company’s convertible notes are as follows:

($000 face value)	2012	2013	2021
June 2008 Notes, April 2009 Notes and September 2009 Notes and July 2009 Notes issued in September 2009	$-	$4,182	$-
March 2010 Notes	-	25,385	-
September 2011 Notes	-	-	14,778
Total	$-	$29,567	$14,778

10.	Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 and related valuation reserves are presented below ($ thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	139,192	136,671
Research and development credit and Orphan Drug credit carryforwards	54,433	50,720
Depreciation and amortization	224	213
Share-based compensation expense	8,229	8,051
Write-off of prepaid royalties	558	558
New Jersey Alternative Minimum Assessment (AMA) Tax	730	730
New Jersey research and development credits	2,907	3,782
Provision for excess inventory	506	520
License agreement	860	933
Accrued liabilities	1,250	1,269
Other, net	197	245
Total deferred tax assets	209,086	203,692
Valuation allowance for deferred tax assets	(189,585)	(190,362)
Net deferred tax assets	$19,501	$13,330

Deferred tax liabilities:
Deferred financing costs	$(1)	$(226)
Debt discount	(19,500)	(13,104)
Total deferred tax liabilities	$(19,501)	$(13,330)

Net deferred tax assets (liabilities)	$-	$-

A full valuation allowance has been provided at December 31, 2011 and December 31, 2010, to reserve for deferred tax assets, as it appears more likely than not that net deferred tax assets will not be realized.

At December 31, 2011, the Company had unrecognized tax benefits of $2.1 million, and recorded liabilities for $1.0 million, which are included in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets. At December 31, 2010, the unrecognized tax benefits were $2.0 million and recorded liabilities of $1.0 million. The amount of unrecognized tax benefits that would have an impact on the effective tax rate, if recognized, is $0.5 million.

A reconciliation of the total amount of unrecognized tax benefits are as follows:

($ in thousands)	2011	2010
Unrecognized tax benefits at January 1	$1,960	$1,922
Gross increases: Tax positions taken in prior periods
Gross decreases: Tax positions taken in prior periods	(27)	(60)
Gross Increases- Current period tax positions	152	98
Lapse of Statute of Limitations
Unrecognized tax benefits: December 31	$2,085	$1,960

The Company files corporate tax returns at the federal level and in the State of New Jersey.  The open tax years that are subject to examination for these jurisdictions are 2007 through 2011 for federal returns and 2010 through 2011 for tax returns for the State of New Jersey.

New Jersey has enacted legislation permitting certain corporations located in the state to sell state tax loss carryforwards and state research and development credits. In 2011, the Company sold portions of its New Jersey net operating losses and received $1.2 million in January 2012; the $1.2 million was included in the Company’s Consolidated Balance Sheets at December 31, 2011. In 2010, the Company sold portions of its New Jersey net operating loss carryforwards for $0.5 million. These sales were accounted for as income tax benefits in the Company’s Consolidated Statement of Operations.

If still available under New Jersey law, the Company will attempt to sell its tax loss carryforwards in 2012. The Company cannot be assured that the New Jersey program will continue in 2012, nor can they estimate what percentage of Genta’s saleable tax benefits New Jersey will permit it to sell, how much money will be received in connection with the sale, or if the Company will be able to find a buyer for its tax benefits.

The Company’s federal tax returns have never been audited. In January 2006, the State of New Jersey concluded its fieldwork with respect to a tax audit for the years 2000 through 2004. The State of New Jersey took the position that amounts reimbursed to Genta by Aventis Pharmaceutical Inc. for co-development expenditures during the audit period were subject to Alternative Minimum Assessment (“AMA”), resulting in a liability at that time of approximately $0.5 million. Although the Company and its outside tax advisors believe the State’s position on the AMA liability is unjustified, there is little case law on the matter and it is probable that the Company will be required to ultimately pay the liability. As of December 31, 2011, the Company had accrued a tax liability of $0.5 million and penalties and interest of $0.5 million related to this assessment. The Company appealed this decision to the New Jersey Division of Taxation, and in February 2008, the Division of Taxation notified the Company that its appeal had not been granted. On April 25, 2008, the Company filed a complaint with the Tax Court of the State of New Jersey to appeal the assessment. A bench trial took place on September 18, 2009. After considering the evidence and reviewing the parties’ legal briefs, the judge is expected to render a decision in the case.

At December 31, 2011, the Company has federal net operating loss carryforwards of approximately $345.5 million and state net operating loss carryforwards of approximately $195.5 million. The federal tax loss carryforward balance at December 31, 2011 begins to expire in 2012 and completely expires in 2031. The Company also has Research and Development credit and Orphan Drug credit carryforwards totaling $56.4 million; the balance at December 31, 2011 begins to expire in 2012 and completely expires in 2031.

11.	Stockholders’ Deficit

Common Stock

At a Special Meeting of Stockholders of the Company held on October 21, 2011, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2012, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-500. Even if the Company decides to implement a reverse stock split, it may be unable to obtain the requisite approval from the Financial Industry Regulatory Authority (“FINRA”) in order to effect such reverse split.

At a Special Meeting of Stockholders of the Company held on December 29, 2010, the Company’s stockholders authorized its Board of Directors to effect up to two reverse stock splits of all outstanding shares of common stock before December 31, 2011, with each reverse stock split having an exchange ratio from 1-for-2 up to 1-for-100. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of 1-for-50 shares and the reverse stock split became effective on February 18, 2011. In August 2011, the Company submitted a request to FINRA to process documentation related to a reverse stock split pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, as amended. After continual correspondence between the Company and FINRA, on January 23, 2012, the Company received notice of FINRA’s final denial of the Company’s request to process the documentation related to the reverse split. In addition, at the meeting, stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of capital stock available for issuance from 6,005,000,000, consisting of 6,000,000,000 shares of common stock and 5,000,000 shares of preferred stock, to 100,005,000,000, consisting of 100,000,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

Series A Preferred Stock

Each share of Series A Preferred Stock is immediately convertible into shares of the Company’s common stock, at a rate determined by dividing the aggregate liquidation preference of the Series A Preferred Stock by the conversion price. The conversion price is subject to adjustment for antidilution. As of December 31, 2011, each share of Series A Preferred Stock was convertible into 1.0886 shares of common stock, and on December 31, 2010 each share of Series A Preferred Stock was convertible into 0.0821 shares of common stock. At December 31, 2011 and December 31, 2010, the Company had 7,700 shares of Series A Convertible Preferred Stock issued and outstanding.

In the event of a liquidation of the Company, the holders of the Series A Preferred Stock are entitled to a liquidation preference equal to $50 per share, or $0.4 million at December 31, 2011.

Series G Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, of which 2.0 million shares have been designated Series G Participating Cumulative Preferred.

Warrants

Warrant transactions consisted of the following during the years ended December 31, 2011 and December 31, 2010.

	Adjusted Number of Shares (in thousands) at December 31, 2011	Weighted Average Exercise Price at December 31, 2011
Outstanding at January 1, 2010	9	$4,166.67
March 2010 Warrants issued in March 2010	1,377,300	$0.001
December 2010 Warrants issued in December 2010	192,218	$0.001
Warrants outstanding at December 31, 2010	1,569,527
September 2011 Placement Warrants issued in September 2011	253,915	$0.001
September 2011 Warrants issued in September 2011	4,131,036	$0.001
Warrants outstanding at December 31, 2011	5,954,478	$0.007

The March 2010 Warrants, December 2010 Warrants, September 2011 Placement Warrants and September 2011 Warrants all have antidilution protection and as of December 31, 2011, were exercisable at a price of $0.001 per share. The exercise rate of these warrants was reduced as the Company issued convertible notes for consideration that was less than the then applicable conversion price and when the conversion price of the convertible notes was adjusted to a price less than the then applicable conversion price.

Warrants outstanding at December 31, 2011 expire as follows:

Year		Adjusted Number of Shares (in thousands)	Adjusted Exercise Price at December 31, 2011
2012	April 2009 Warrants	3	$2,500.00
	July 2009 Warrants	1	$5,000.00
	September 2009 Warrants and July 2009 Warrants issued in September 2009	5	$5,000.00
2013	March 2010 Warrants	1,377,300	$0.001
	December 2010 Warrants	192,218	$0.001
2014	September 2011 Warrants issued in September 2011	4,131,036	$0.001
2016	September 2011 Placement Warrants issued in September 2011	253,915	$0.001
	Warrants outstanding at December 31, 2011	5,954,478

Common Stock Reserved

At December 31, 2011, the Company had 1,344.3 million shares of common stock outstanding, 123.1 million shares reserved for the conversion of convertible preferred stock and the 2009 Stock Incentive Plan, 15,754.5 million shares reserved for the conversion of outstanding warrants and debt warrants and 44,345.8 million shares reserved for the conversion of convertible notes.

12.	Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”). At a Special Meeting of Stockholders of Genta Incorporated held on October 21, 2011, the Company’s stockholders approved an amendment and restatement of the 2009 Plan, adjusting the number of shares of common stock reserved for issuance under the 2009 Plan to be fifteen percent (15%) of the outstanding shares of the Company’s common stock on each of November 1, 2011, April 1, 2012, August 1, 2012, November 1, 2012, April 1, 2013, August 1, 2013, November 1, 2013, April 1, 2014 August 1, 2014 and September 1, 2014.

To date, the Company has issued restricted stock units, (“RSUs”) under the 2009 Plan. The following table summarizes the RSU activity under the 2009 Plan during 2010 and 2011:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2010	9	$1,975.00
Granted	191	$2.80
Vested	(7)	$511.60
Forfeited or expired	(1)	$1,975.00
Outstanding nonvested RSUs at December 31, 2010	192	$67.21
Granted	104,367	$0.0057
Vested	-	$-
Forfeited or expired	-	$-
Outstanding nonvested RSUs at December 31, 2011	104,559	$0.1356

Based on the closing price of Genta common stock of $0.0026 per share on December 31, 2011, the intrinsic value of the nonvested RSUs at December 31, 2011 was $0.3 million. As of December 31, 2011, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over a weighted-average period of 1.0 years. Under the terms of virtually all of the Company’s outstanding RSUs, the holders of the RSUs are entitled to anti-dilution protection in the form of additional shares of stock to be issued on the vesting dates of the underlying RSUs. During 2011, there were no grants of RSUs to employees; the number of shares in the above table, 104,367, represents the number of shares reserved for antidilution protection during 2011. The Company re-measures these RSUs to fair value, including the obligation to issue incremental shares under anti-dilution provisions, at each reporting period until the shares are issued.

Share-based compensation expense recognized for the years ended December 31, 2011 and December 31, 2010 follows:

($ thousands, except per share data)	2011	2010

Research and development expenses	$167	$1,680
Selling, general and administrative	238	2,670
Total share-based compensation expense	$405	$4,350
Share-based compensation expense per common share	$0.00	$6.40

13.	Employee Savings Plan

In 2001, the Company initiated sponsorship of the Genta Incorporated Savings and Retirement Plan, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company’s matching contribution to the Plan was $0.1 million for both 2011 and 2010.

14.	Commitments and Contingencies

Litigation and Potential Claims

In September 2008, several stockholders, on behalf of themselves and all others similarly situated, filed a class action complaint against the Company, the Board of Directors, and certain of its executive officers in Superior Court of New Jersey, captioned Collins v. Warrell, Docket No. L-3046-08. The complaint alleged that in issuing convertible notes in June 2008, our Board of Directors and certain officers breached their fiduciary duties, and the Company aided and abetted the breach of fiduciary duty. On March 20, 2009, the Superior Court of New Jersey granted the Company’s motion to dismiss the class action complaint and dismissed the complaint with prejudice. On April 30, 2009, the plaintiffs filed a notice of appeal with the Appellate Division. On May 13, 2009, the plaintiffs filed a motion for relief from judgment based on a claim of new evidence, which was denied on June 12, 2009. The plaintiffs also asked the Appellate Division for a temporary remand to permit the Superior Court judge to resolve the issues of the new evidence plaintiffs sought to raise and the Appellate Division granted the motion for temporary remand. Following the briefing and a hearing, the Superior Court denied the motion for relief from judgment on August 28, 2009. Thus, this matter proceeded in the Appellate Division. Plaintiffs' brief before the Appellate Division was filed on October 28, 2009, and the Company’s responsive brief was filed on January 27, 2010. The plaintiffs’ reply brief was filed on March 15, 2010. On August 3, 2011, the Appellate Division affirmed the decision of the Superior Court in part and reversed the decision of the Superior Court in part. The Appellate Division held that the Superior Court properly dismissed the complaint, but should have permitted the plaintiffs to file an amended complaint. The Appellate Division remanded the case to the Superior Court. On August 15, 2011, the defendants moved for reconsideration by the Appellate Division, but their motion was denied on August 26, 2011. The plaintiffs then filed an Amended Complaint on October 12, 2011 which the defendants answered on November 15, 2011. The Company, Board of Directors and Officers deny these allegations and intend to vigorously defend this lawsuit.

15.	Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the years ended December 31, 2011 and December 31, 2010.

During 2011, the Company issued $282 thousand of June 2008 Notes in lieu of interest due its June 2008 Notes, $18 thousand of April 2009 Notes in lieu of interest due its April 2009 Notes, $176 thousand of September 2009 Notes in lieu of interest due its September 2009 Notes, $750 thousand of March B Notes in lieu of interest due its March B Notes, $881 thousand  of March C Notes in lieu of interest due its March C Notes, $646 thousand of March D Notes in lieu of interest due its March D Notes, $700 thousand of March E Notes in lieu of interest due its March E Notes and $9 thousand of March F Notes in lieu of interest due its March F Notes.

During 2010, the Company issued $270 thousand of June 2008 Notes in lieu of interest due its June 2008 Notes, $174 thousand of April 2009 Notes in lieu of interest due its April 2009 Notes, $55 thousand of July 2009 Notes in lieu of interest due its July 2009 Notes, $385 thousand of September 2009 Notes in lieu of interest due its September 2009 Notes, $600 thousand of March B Notes in lieu of interest due its March B Notes, $600 thousand  of March C Notes in lieu of interest due its March C Notes, $300 thousand of March D Notes in lieu of interest due its March D Notes, $66 thousand of March E Notes in lieu of interest due its March E Notes and $57 thousand of March F Notes in lieu of interest due its March F Notes.

From January 1, 2011 through December 31, 2011, holders of the Company’s convertible notes voluntarily converted approximately $6.1 million, resulting in an issuance of 1,339 million shares of common stock.

From January 1, 2010 through December 31, 2010, holders of the Company’s convertible notes voluntarily converted approximately $17.4 million, resulting in an issuance of 3.3 million shares of common stock.

In December 2011, three holders of September 2011 Debt Warrants totaling $2.9 million, exercised their warrants using a cashless exercise procedure and received September 2011 G Notes for $2.1 million.

In January 2011, two investors exercised March 2010 Debt Warrants of $2.7 million using a cashless exercise procedure and received March E Notes of $2.4 million.

In May 2010, two investors exercised Debt Warrants of $1.3 million using a cashless exercise procedure and received March E Notes of $1.1 million. In October 2010, two investors exercised Debt Warrants of $4.0 million using a cashless exercise procedure and received March E Notes of $3.6 million.

During 2011, the Company retired approximately $0.1 million of computer equipment and during 2010, the Company retired $0.8 million of computer equipment, computer software, leasehold improvements and furniture and fixtures.

16.	Related Party Transactions

On June 9, 2008, Dr. Raymond Warrell, Jr., Chief Executive Officer and Chairman of the Board of Directors of the Company, participated in the initial closing of the Company’s sale of June 2008 Notes by purchasing $2.0 million of such notes. Dr. Loretta Itri, President, Pharmaceutical Development and Chief Medical Officer purchased $0.3 million of such notes. The remaining members of the Board of Directors independently discussed Dr. Warrell and Dr. Itri’s participation in the transaction and resolved that such participation would not interfere with Dr. Warrell or Dr. Itri’s exercise of independent judgment in carrying out their responsibilities in their respective positions. In connection with the 2008 Note financing and in accordance with the Audit Committee Charter, the Audit Committee reviewed and approved the 2008 Note financing with Dr. Warrell and Dr. Itri.

As described in Note 9 to the consolidated financial statements, the Company issued September 2011 Warrants, December 2010 Warrants and March 2010 Warrants to extend the maturity of various notes, including the June 2008 Notes. Dr. Warrell and Dr. Itri, as holders of outstanding June 2008 Notes, received September 2011 Warrants, December 2010 Warrants and March 2010 Warrants.

17.	Subsequent Events

From January 1, 2012 through March 28, 2012, holders of convertible notes have voluntarily converted approximately $0.7 million of their notes, resulting in an issuance of 746.1 million shares of common stock.

On January 18, 2012 and February 15, 2012, the Company entered into amendment agreements with certain investors in the September 2011 Financing to amend the terms of the G Notes and to extend the deadline set forth in the September 2011 Purchase Agreement for the Company to effect a reverse stock split. Failure to implement a reverse split comprises an event of default under the terms of our G Notes, unless specifically waived by two-thirds of the holders of those notes. The latest amendment agreement between us and certain of our noteholders has extended the deadline for the implementation of the reverse split until April 16, 2012.

In August 2011, the Company submitted a request to the Financial Industry Regulatory Authority (“FINRA”) to process documentation related to a reverse stock split pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, as amended (the “Reverse Split”). After continual correspondence between the Company and FINRA, on January 23, 2012, the Company received notice of FINRA’s final denial of the Company’s request to process the documentation related to the Reverse Split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b), Genta’s Chief Executive Officer and Principal Accounting and Finance Officer conducted an evaluation as of the end of the period covered by this report of the effectiveness of Genta’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Principal Accounting and Finance Officer concluded that as of December 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our Chief Executive Officer and Principal Accounting and Finance Officer by others within this entity, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information  required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and executive officers, their age and positions are as follows:

Name	Age	Position With The Company
Raymond P. Warrell, Jr., M.D.	62	Chairman and Chief Executive Officer
Gary Siegel	54	Vice President, Finance
Loretta M. Itri, M.D., F.A.C.P.	62	President Pharmaceutical Development and Chief Medical Officer
Marvin E. Jaffe, M.D (1)	75	Director
Christopher P. Parios	71	Director
Ana I. Stancic (1) (2)	54	Director
Daniel D. Von Hoff, M.D., F.A.C.P.	64	Director
____________

(1)	Dr. Jaffe and Ms. Stancic joined the Board of Directors, or the Board, on January 20, 2011.
(2)	Ms. Stancic resigned from the Board on March 23, 2012.

All directors hold office until the next annual meeting following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board. Information with respect to the business experience and affiliation of our directors and executive officers is set forth below:

Raymond P. Warrell, Jr., M.D., 62, has been our Chief Executive Officer and a member of our Board since December 1999 and our Chairman since January 2001. From December 1999 to May 2003, he was also our President. From 1978 to 1999, Dr. Warrell was associated with the Memorial Sloan-Kettering Cancer Center in New York, where he held tenured positions as Member, Attending Physician, and Associate Physician-in-Chief, and with the Joan and Sanford Weill Medical College of Cornell University, where he was Professor of Medicine. Dr. Warrell also has more than 30 years of development and consulting experience in pharmaceuticals and biotechnology products. He discovered and patented the activity of gallium nitrate, and directed the clinical development program that was pivotal for FDA approval of Ganite® (gallium nitrate injection), launched by Fujisawa, Inc. (now Astellas, Inc.) and acquired by Genta.  He directed the U.S. clinical development program that was pivotal for the FDA approval of all-trans retinoic acid (Vesanoid®; Hoffmann LaRoche, Inc.) in acute promyelocytic leukemia (APL). He developed and patented the formulation for arsenic trioxide, was a co-founder and chairman of the scientific advisory board of PolaRx Biopharmaceuticals, Inc., and directed the U.S. development program that was pivotal for the FDA approval of Trisenox®, (Teva, Inc.) another drug for the treatment of APL. Dr. Warrell holds or has filed numerous other patents and patent applications for biomedical therapeutic or diagnostic agents. He has published more than 100 peer-reviewed papers and more than 240 book chapters and abstracts, most of which are focused upon drug development in oncology, metabolism and skeletal diseases. Dr. Warrell is a member of the American Society of Clinical Investigation, the American Society of Hematology, the American Association for Cancer Research and the American Society of Clinical Oncology. Among many awards, he has received the U.S. Public Health Service Award for Exceptional Achievement in Orphan Drug Development from the FDA. He obtained a B.S. in Chemistry from Emory University, a M.D. from the Medical College of Georgia, and a M.B.A. from Columbia University Graduate School of Business. Dr. Warrell is married to Dr. Loretta M. Itri, President, Pharmaceutical Development and Chief Medical Officer of Genta.

The Board believes that Dr. Warrell's leadership of Genta since December 1999, extensive knowledge in the field of oncology and biotechnology products, as well as his educational and business background, position him to make valuable contributions to Genta as the Chairman of its Board of Directors.

Gary Siegel, 54, joined Genta in May 2003 as Director, Financial Services, was appointed Senior Director, Financial Services in April 2004 and was appointed Vice President, Finance in September 2007. During his tenure at Genta, Mr. Siegel has been accountable for our day-to-day accounting and financial operations including public and management reporting, treasury operations, planning, financial controls and compliance. Mr. Siegel became an executive officer of Genta and assumed the role of interim Principal Accounting Officer, interim Principal Financial Officer and interim Corporate Secretary, effective February 29, 2008. On May 7, 2010, Mr. Siegel was named Principal Accounting Officer, Principal Financial Officer and Corporate Secretary. Prior to joining Genta, he worked for two years at Geller & Company, a private consulting firm, where he led the management reporting for a multi-billion dollar client. His 27 years of experience in the pharmaceutical industry include leadership roles at Warner-Lambert Company and Pfizer Inc., where he held positions of progressively increasing levels of responsibility including Director, Corporate Finance and Director, Financial Planning & Reporting.

Loretta M. Itri, M.D., F.A.C.P., 62, has been our President, Pharmaceutical Development and Chief Medical Officer since May 2003, prior to which she was Executive Vice President, Pharmaceutical Research and Development and Chief Medical Officer since joining Genta in March 2001. Previously, Dr. Itri was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company. As the senior clinical leader at Ortho Biotech and previously at J&J’s R.W. Johnson Pharmaceutical Research Institute (PRI), she led the clinical teams responsible for NDA approvals for Procrit® (epoetin alpha), that company’s largest single product. She had similar leadership responsibilities for the approvals of Leustatin®, Renova®, Topamax®, Levaquin®, and Ultram®. Prior to joining J&J, Dr. Itri was associated with Hoffmann-La Roche, most recently as Assistant Vice President and Senior Director of Clinical Investigations, where she was responsible for all phases of clinical development programs in immunology, infectious diseases, antivirals, AIDS, hematology and oncology. Under her leadership in the areas of recombinant proteins, cytotoxic drugs and differentiation agents, the first successful Product License Application (PLA) for any interferon product (Roferon-A®; interferon alfa) was compiled. Dr. Itri is married to Dr. Warrell, our Chief Executive Officer and Chairman.

Marvin E. Jaffe, M.D., 75, has been a member of our Board since January 20, 2011. He has spent his career in the pharmaceutical industry and has been responsible for the pre-clinical and clinical development of new drugs and biologics in nearly every therapeutic area.  He worked for 18 years at Merck & Co., eventually rising to the position of Senior Vice-President of Medical Affairs. After leaving Merck, Dr. Jaffe became the founding President of the R.W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson Company. PRI was established for the purpose of providing globally integrated research and development support to several companies within the J&J pharmaceutical sector.  Dr. Jaffe retired from Johnson & Johnson in 1994 and currently serves as a consultant and board member to the biopharmaceutical and biotechnology industries. He has served on the Board of Immunomedics, Inc., and on the Board of NeoGenomics. He has served on the Boards of Genetic Therapy, Inc., Vernalis Group, plc., Celltech Group, plc. and Matrix Pharmaceuticals --  all of which were acquired by other companies. He is on the Scientific Advisory Boards of the Seaver Foundation and the Jefferson Medical College Hospital for Neuroscience. He is a partner of Naimark Associates, which consults to the biopharmaceutical industry.

The Board believes that Dr. Jaffe’s extensive experience at Johnson & Johnson and Merck, as well as his experience as a director on several other biopharmaceutical companies position him to make valuable contributions to Genta as a member of its Board of Directors.

Christopher P. Parios, 71, has been a member of our Board since September 2005. Mr. Parios has more than 37 years of pharmaceutical industry experience, including product development, marketing and promotion, strategy and tactic development, and managing pharmaco-economic and reimbursement issues. He has worked with many of the major companies in the pharmaceutical industry including Hoffmann-LaRoche, Ortho-McNeil, Pfizer, Novartis, Schering Plough, Janssen, Ortho Biotech, and Bristol-Myers Squibb. For the period 1997 to May of 2008, Mr. Parios was Executive Director of The Dominion Group, an independent healthcare consulting firm that specializes in market research, strategic planning, and competitive intelligence monitoring. In this role, he was responsible for the full range of market research, consulting, and business planning activities to facilitate informed business decisions for clients regarding product development, acquisitions, product positioning, and promotion. Mr. Parios continues to consult with The Dominion Group on a part-time basis. Previously, Mr. Parios was President and Chief Operating Officer of the Ferguson Communication Group, as well as Vice Chairman of the parent company, CommonHealth USA, a leading full-service communications resource for the healthcare industry. Mr. Parios was a partner in Pracon, Inc., a health-care marketing consulting firm from 1982 to 1991, and helped engineer the sale of that firm to Reed-Elsevier in 1989. Over a 20-year period, Mr. Parios held progressively senior positions at Hoffmann-LaRoche, Inc., most recently as Director of New Product Planning and Regulatory Affairs Management. This group established the project management system for drug development at Roche and coordinated developmental activities for such products as Versed®, Rocephin®, Roferon®, Accutane®, Rimadyl®, and Tegison®. Mr. Parios was also a member of the corporate team responsible for domestic and international product and technology licensing activities.

The Board believes that Mr. Parios’s 37 years of pharmaceutical industry experience, including experience with product development, marketing and promotion, strategy and tactic development, and managing pharmaco-economic and reimbursement issues, position him to make valuable contributions to Genta as a member of its Board.

Ana I. Stancic, 54, was a member of our Board from January 20, 2011 through March 23, 2012. She is currently senior vice president and chief financial officer at Enzon, Inc. Previously, she was Chief Financial Officer of M2Gen, a wholly owned, for-profit subsidiary of the Moffitt Cancer Center, and at Aureon Bioscience, Inc., an oncology diagnostic company.  From 2007 to 2008, she was Executive Vice President and Chief Financial Officer at OMRIX Biopharmaceuticals, Inc., which was acquired by Johnson and Johnson.  From 2004 to 2007, Ms. Stancic was at Imclone Systems, Inc., which was acquired by Eli Lilly, Inc.  At Imclone, she served in various financial roles, including Senior Vice President, Finance.  Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. Ms. Stancic began her career at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries.  Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia University Graduate School of Business.  She currently serves as a member of the Board of Directors of Champions Biotechnology, Inc. and KV Pharmaceutical Co.

Daniel D. Von Hoff, M.D., F.A.C.P., 64, has been a member of our Board since January 2000. Dr. Von Hoff’s major interest is in the development of new anticancer agents, both in the clinic and in the laboratory. He and his colleagues were involved in the beginning of the development of many of the agents now used routinely, including: mitoxantrone, fludarabine, paclitaxel, docetaxel, gemcitabine, CPT-11, and others. At present, he and his colleagues are concentrating on the development of molecularly targeted therapies. He and his laboratory are especially focusing on discovery and development of new target agents for the treatment of pancreatic cancer. Dr. Von Hoff has published more than 530 papers, 129 book chapters, and more than 900 abstracts. Dr. Von Hoff served on the President’s National Cancer Advisory Board from 2004 to 2010. Dr. Von Hoff is the past President of the American Association for Cancer Research, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He was a founder of ILEX Oncology, Inc. (acquired by Genzyme-Sanofi Aventis). He was also founder and Editor Emeritus of Investigational New Drugs - The Journal of New Anticancer Agents, and Editor-in-Chief of Molecular Cancer Therapeutics. Among other appointments, Dr. Von Hoff is:  Professor of Medicine at the University of Arizona College of Medicine; Clinical Professor of Medicine at the Mayo Clinic; Founder Physician-in-Chief and Distinguished Professor at the Translational Genomics Research Institute (TGen) in Phoenix, AZ; and Chief Scientific Officer at Scottsdale Healthcare, Inc. and U.S. Oncology, Inc.

The Board believes that Dr. Von Hoff’s background in the development of anti-cancer compounds, along with his extensive medical background, position him to make valuable contributions to Genta as a member of its Board.

MATTERS RELATING TO OUR GOVERNANCE

The Board and its Committees

The Board currently consists of four Directors. They are Raymond P. Warrell, Jr., M.D., Marvin Jaffe, M.D., Christopher P. Parios and Daniel D. Von Hoff, M.D., F.A.C.P. The Board has determined that, except for Dr. Warrell, all of the members of the Board are “independent Directors”. Dr. Warrell is not considered independent, as he is an executive officer of the Company.

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board held eleven meetings during the year ended December 31, 2011. The Audit Committee held five meetings and the Compensation Committee held one meeting. No formal meetings were held by the Nominating and Corporate Governance Committee, as the independent Directors of the Board acted as a whole on nominating and corporate governance matters. Independent Directors of the Board held four executive sessions at which only independent Directors were present. Each member of the Board attended no fewer than 94% of the total number of meetings of the Board and the committees of which he or she was a member.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Our leadership structure combines the Chairman of the Board and Chief Executive Officer roles into one position.  Currently, Dr. Warrell serves as Chairman of the Board and Chief Executive Officer of our company. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company, the current stage of development and commercialization of our products and product candidates and other relevant factors. After considering these factors, our Board has determined that the combined role of Chairman of the Board and Chief Executive Officer is an appropriate board leadership structure for our company at this time. We currently do not have a lead independent director. Our former lead independent director, Douglas G. Watson, resigned from the Board of Directors on January 20, 2011. While we are without a lead independent director, non-management directors meet in regularly scheduled executive sessions at the end of every regularly scheduled board meeting. The non-management directors may schedule additional executive sessions as appropriate. Members of management do not attend these executive sessions.

The Board is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s board leadership structure supports this approach. Through our Chairman of the Board and Chief Executive Officer, and other members of management, the Board receives periodic reports regarding the risks facing the Company. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.  Furthermore, the Compensation Committee and Audit Committee work together to review any potential short-term or long-term risks as a result of the current decisions of the Company's management.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  During ficsal 2011 and until March 23, 2012, the Audit Committee consisted of Christopher P. Parios, Daniel D. Von Hoff, M.D., F.A.C.P. and Ana I. Stancic. Ms. Stancic served as Chair of this Committee, and Mr. Parios currently serves as Chair of this Committee. Each member of the Audit Committee is independent. The Board determined that Ms. Stancic fulfilled the SEC criteria as an audit committee financial expert. Pursuant to the Audit Committee’s charter adopted by the Board, the purposes of the Audit Committee include reviewing the procedures and results of our external auditing functions, providing a direct communication link to the Board from our external auditing staff and our Chief Financial Officer or his equivalent and helping assure the quality of our financial reporting and control systems. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm that examines our financial statements. A copy of this committee’s charter is available on our website at www.genta.com.

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

To our knowledge based solely on a review of the copies of such reports furnished to us and the reporting persons’ representations to us that no other reports were required during the year ended December 31, 2011, our Directors and officers complied with their respective filing requirements under Section 16(a) on a timely basis with the following exceptions: Dr. Warrell filed Form 4 on September 23, 2011 to report the conversion of a convertible note on September 8, 2011, Dr. Warrell filed Form 4 on March 25, 2011 to report the conversion of a convertible note on March 22, 2011, Dr. Warrell filed Form 4 on February 3, 2011 to report the conversion of a convertible note on January 31, 2011 and Dr. Warrell filed Form 4 on January 13, 2011 to report the conversion of a convertible note on January 10, 2011.

Code of Ethics

The Board has adopted a Code of Ethics that applies to all our Directors and employees, including our principal executive officer and principal financial/accounting officer. A copy of the Code is currently available on our website at www.genta.com.

Item 11. Executive Compensation

Compensation of Directors

During 2011, non-employee Directors earned annual compensation of $25,000; however, non-employee Directors in their first year of joining the Board earned annual compensation of $50,000 per year. For 2012, each of our non-employee Directors will earn $25,000 per year for their services. Any new Director who joins the Board in 2012 would earn annual compensation of $50,000 per year for their first year on the Board. Each non-employee Director earned an additional $1,500 for each Board meeting and $1,000 for each committee meeting attended in person and $750 for each Board or committee meeting attended telephonically. The Lead Director and each non-employee Chairperson of each committee of the Board earned additional annual cash compensation of $5,000. Each non-employee Director receives $2,500 per day for Board or committee activities outside of normal activities.

Currently, under our 2009 Stock Incentive Plan, as amended, on the date of each annual stockholders meeting, each individual who is at that time serving as, and is to continue to serve as, a non-employee Board member will automatically be granted an award in the form of fully vested shares of common stock and/or options with a value not to exceed $25,000, or at the option of our Board, cash of $25,000. Our Compensation Committee will have the sole discretion to determine the amount and type of award for each year. The applicable annual amount will be determined by the Compensation Committee on or before the date of the grant, but in no event will such amount exceed $25,000. There were no equity grants during 2011.

The following table sets forth certain information regarding compensation earned by or paid to the following non-employee Directors of the Company during the year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marvin E. Jaffe, M.D	$57,500	-	-	-	-	-	$57,500
Christopher P. Parios	$40,500	-	-	-	-	-	$40,500
Ana I. Stancic	$65,500	-	-	-	-	-	$65,500
Daniel D. Von Hoff, M.D., F.A.C.P.	$32,500	-	-	-	-	-	$32,500

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

The individuals who serve as our Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), as well as the other individual included in the Summary Compensation Table below, are referred to as the ‘‘named executive officers’’.

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

Role of Executive Officers in the Compensation Decisions

The Committee makes all compensation decisions regarding the compensation of our named executive officers. The CEO reviews the performance of our executive officers (other than himself) and except for the President, Pharmaceutical Development and Chief Medical Officer (who is the spouse of the CEO), the CEO makes recommendations to the Committee based on these reviews, including salary adjustments, variable cash awards and equity awards. The Committee exercises its discretion in modifying any recommended adjustments or awards to executives. With respect to the CEO and President, Pharmaceutical Development and Chief Medical Officer, the Committee in its sole discretion determines the amount of any adjustments or awards.

Establishing Executive Compensation

One of the tools that the CEO and the Committee use in establishing compensation is comparisons with other companies in the biotechnology and pharmaceutical industries, including companies with which we compete for personnel. To determine external competitiveness practices relevant to the executive officers, we review data from two industry surveys of executive compensation: Radford Biotechnology Compensation Survey and Organization Resources Counselors, collectively referred to as External Market Data. Due to macroeconomic factors in the global economy and our financial challenges during 2009, 2010 and 2011, the Committee did not feel that changes in executive compensation required repurchase of these data to establish an updated database for decision-making.

In 2008, the Committee retained Aon Radford Consulting (a nationally recognized compensation consulting firm with specific expertise in dealing with the equity issues of biopharmaceutical companies) to conduct a review of market trends related to equity compensation in consideration of the fact that our 1998 Stock Incentive Plan would be expiring in May 2008. The peer group companies used for that analysis were: Access Pharmaceuticals, Inc., AMDL, Inc., Celsion Corp., Idera Pharmaceuticals, Inc., Infinity Pharmaceuticals, Inc., Opexa Therapeutics, Inc., Oscient Pharmaceuticals Corp., Poniard Pharmaceuticals, Inc., SEQUENOM, Inc. and Targeted Genetics Corp. These companies were selected because, like Genta, they were oncology-focused, public pharmaceutical companies with products in mid to late-stage development. Due to limited resources, the Committee did not retain a compensation consultant to advise the Committee on its compensation decisions during 2009, 2010 or 2011 and rather, relied on External Market Data and analyses provided by Aon Radford Consulting for past years in determining to keep executive compensation levels unchanged for 2009, 2010 and 2011.

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

Other Factors Influencing 2011 Compensation for Executive Officers

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

Among the significant business objectives achieved during 2011 were the following: continued development of tesetaxel, including initiation, continuation or completion of clinical trials in melanoma, gastric cancer, breast cancer, bladder cancer and prostate cancer; the finalization of the AGENDA trial in patients with advanced melanoma; and the sale of convertible notes and debt warrants resulting in aggregate gross proceeds of $12.7 million. The failure of the AGENDA trial, which precluded our ability to file regulatory applications for potential commercial approval, was accorded the most significant weight in evaluating our business performance and in making executive compensation decisions. Other factors included the ability to raise additional funds to continue operations, as well as the ongoing maintenance of the promising programs with tesetaxel and oral  gallium to offset the failure of the Genasense® program. These factors were considered carefully in evaluating executive performance and making determinations regarding executive compensation.

In December 2011, due to our failure to close a licensing deal and our limited financial resources, Dr. Warrell recommended to the Committee, and the Committee determined that - for the fourth consecutive year - there should not be any annual salary increases, nor should any incentive bonuses be paid to any employee, including any named executive officers.

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

Annual Salary

We pay an annual salary to our employees and the executive officers as consideration for fulfillment of certain roles and responsibilities. Changes in annual salaries for executive officers, if any, are generally effective at the beginning of each year. Increases to annual salary reflect a reward and recognition for successfully fulfilling the position’s role and responsibilities, the incremental value of the experience, knowledge, expertise and skills the individual acquires and develops during employment with us and adjustments as appropriate based on external competitiveness and internal equity. In consideration of our cost-reduction and cash conservation measures, there were no annual salary increases for 2009, 2010 or 2011, other than an increase in the annual salary of Mr. Siegel due to increased responsibilities during 2010. During 2011, in order to further conserve our cash resources, we deferred payment of salaries due to Drs. Warrell and Itri for the period from June 19, 2011 through December 17, 2011 for a total unpaid amount of $414,090.

Cash Incentive Bonus Program

As part of their compensation package, our named executive officers have the opportunity to earn annual cash incentive awards. Cash incentive awards are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. If warranted in special circumstances, individual one-time discretionary bonuses may also be awarded to our named executive officers during the course of the year. Typically, we award cash incentive bonuses to employees, including the executive officers, as a reward and recognition for contributing to our achievement of specific annual business objectives established by the Committee at the beginning of the year. All employees are eligible for a form of cash incentive bonus, although payment of a cash incentive bonus is made at an individual level each year contingent upon our overall performance.

Each year, we establish target bonuses for each executive officer payable based on achievement of specified Company and individual performance goals. The target bonus program amounts for the CEO (40 percent of annual salary) and the President, Pharmaceutical Development and Chief Medical Officer (30 percent of annual salary) are based on the terms of their employment agreements. The target amount for the position of Vice President, Finance was increased to 30 percent of annual salary beginning in 2011 to reflect the change in his position. The maximum bonus program award amounts for the CEO is set at 60 percent of his annual salary, while the maximum bonus program award amounts for the President Pharmaceutical Development and Chief Medical Officer and Vice President, Finance are set at 50 percent of annual salary. In considering annual bonuses, the Committee evaluates the annual performance of the individual executives, focusing on the executive’s performance in his or her area or areas of functional responsibility relative to the achievement of our annual corporate goals and other significant corporate accomplishments. Our strategic plan and individual performance targets include successful partnering transactions, and other strategic plan metrics, operational and financial metrics, regulatory compliance metrics, and timely delivery of specific programs, plans, and budgetary objectives identified by the Committee.

The table below details 2011 annual bonus targets and actual payouts for each of the named executive officers. However, as described above, our business performance was insufficient in 2011, 2010 and 2009 to warrant the payment of cash incentive bonuses to our employees, including named executive officers.

Name	Title	2011 Target Bonus ($)	2011 Target Bonus (% Salary)	2011 Actual Bonus ($)	2011 Actual Bonus (% Salary)
Raymond P. Warrell, Jr., M.D.	Chief Executive Officer and Chairman of the Board	$163,200	40%	$0	0%
Gary Siegel	Vice President, Finance	$75,000	30%	$0	0%
Loretta M. Itri, M.D.	President, Pharmaceutical Development and Chief Medical Officer	$140,250	30%	$0	0%

Equity-Based Compensation

We grant equity-based compensation to employees, including executive officers, to attract, motivate, engage and retain highly qualified and highly sought-after employees. We grant equity awards on a broad basis to encourage all employees to work with a long-term view. The awards are in the form of restricted stock units, or RSUs, because we believe RSUs are an appropriate vehicle to align the employee’s interests with those of our stockholders.

Equity Awards in 2011

There were no equity awards during 2011.

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

Perquisites

Our CEO and President, Pharmaceutical Development and Chief Medical Officer have employment agreements that provide for the perquisites discussed under the heading “Employment Agreements”. Our other named executive officer does not receive perquisites in excess of $10,000 in annual value.

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

The dollar amounts of the 2012 annual bonus targets for the named executive officer are as shown below:

Name	Title	2012 Target Bonus ($)	2012 Target Bonus (% Salary)
Raymond P. Warrell, Jr., M.D.	Chief Executive Officer and Chairman of the Board	$163,200	40.0%
Gary Siegel	Vice President, Finance	$75,000	30.0%
Loretta M. Itri, M.D.	President, Pharmaceutical Development, and Chief Medical Officer	$140,250	30.0%

Summary Compensation Table

The following table sets forth certain information regarding compensation earned by or paid to our Chief Executive Officer, our Chief Financial Officer and our one other executive officer, collectively referred to as the named executive officers, during the years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation earnings ($)	All Other Compensation ($)		Total ($)
Raymond P. Warrell, Jr. M.D.	2011	408,000	(2)	-		-		-	-	-	35,491	(3)	443,491
Chairman and	2010	393,877		-		118,209		-	-	-	37,212	(3)	549,298
Chief Executive Officer	2009	422,123	(4)	-		10,457,498	(5)	-	-	-	29,093	(3)	10,908,714

Gary Siegel	2011	250,000		-		-		-	-	-	12,955	(6)	262,955
Vice President, Finance	2010	228,115		62,500	(7)	19,702		-	-	-	19,340	(6)	329,657
	2009	217,269		-		1,161,944	(8)	-	-	-	4,652	(6)	1,383,865

Loretta M. Itri, M.D.	2011	467,500	(9)	-		-		-	-	-	18,108	(10)	485,608
President, Pharmaceutical	2010	451,317		-		42,015		-	-	-	29,461	(10)	522,793
Development and Chief	2009	483,683	(11)	-		3,583,436	(12)	-	-	-	9,667	(10)	4,076,786
Medical Officer

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

(2)	In order to conserve our cash resources, we deferred the payment of Dr. Warrell’s salary from June 19, 2011 through December 17, 2011, totaling $192,170.
(3)
All other compensation for 2011 includes $6,000 for auto allowance, $9,291 for long-term disability, $9,408 for life insurance and $10,792 Genta match to the 401(k) Plan. All other compensation for 2010 includes $6,000 for auto allowance, $8,778 for long-term disability, $12,250 Genta match to the 401(k) Plan for 2010 contributions and $10,184 Genta match to the 401(k) Plan for 2009 contributions. All other compensation for 2009 includes $6,000 for auto allowance, $12,872 for long-term disability, $9,336 for life insurance and $885 Genta match to the 401(k) Plan.

(4)	In order to conserve our cash resources, we deferred the payment of Dr. Warrell’s salary from January 5, 2009 through July 3, 2009, totaling $200,750.
(5)	The fair market value of the shares subject to this award at December 31, 2011 was $13.76.
(6)
All other compensation for 2011 includes $705 for life insurance and $12,250 Genta match to the 401(k) Plan. All other compensation for 2010 includes $705 for life insurance, $11,406 Genta match to the 401(k) Plan for 2010 contributions and $7,229 Genta match to the 401(k) Plan for 2009 contributions. All other compensation for 2009 includes $1,017 for life insurance and $3,635 Genta match to the 401(k) Plan.

(7)	Mr. Siegel received a retention award of $62,500 in May 2010, payable in January 2011, if he remained with Genta through the end of 2010.
(8)	The fair market value of the shares subject to this award at December 31, 2011 was $1.53.
(9)	In order to conserve our cash resources, we deferred the payment of Dr. Itri’s salary from June 19, 2011 through December 17, 2011, totaling $221,920.
(10)
All other compensation for 2011 includes $4,607 for long-term disability, $1,251 for life insurance and $12,250 Genta match to the 401(k) Plan. All other compensation for 2010 includes $4,607 for long-term disability, $1,253 for life insurance, $12,250 Genta match to the 401(k) Plan for 2010 contributions and $11,351 Genta match to the 401(k) Plan for 2009 contributions. All other compensation for 2009 includes $6,753 for long-term disability, $2,015 for life insurance and $899 Genta match to the 401(k) Plan.

(11)	In order to conserve our cash resources, we deferred Dr. Itri’s salary from January 5, 2009 through July 3, 2009, totaling $233,750.
(12)	The fair market value of the shares subject to this award at December 31, 2011 was $4.72.

Grants of Plan-Based Awards

The following table provides summary information concerning each grant of a cash bonus target made to each named executive officer for 2011. There were no grants of equity awards during 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (# Shares)	Target (# Shares)	Maximum (# Shares)	Units (#)	Options (#)	Awards ($)
Dr. Warrell	12/14/2010	0	163,200	244,800	-	-	-	-	-	-

Mr. Siegel	12/14/2010	0	75,000	125,000	-	-	-	-	-

Dr. Itri	12/14/2010	0	140,250	233,750	-	-	-	-	-	-

(1)	Reflects the range of payouts targeted for 2011 performance established by our Committee. As discussed above, due to limited financial resources, no bonuses were paid for 2011 performance.

Outstanding Equity Awards

The following table lists all outstanding equity awards held by each of our named executive officers at December 31, 2011.

	Option Awards			Stock Awards
Name	Number Of Securities Underlying Unexercised Options Exercisable (#)	Number Of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#) (3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($) (2)
Dr. Warrell	-	-	-	6,965	(4)	$18.11	4,643	(4)	$12.07

Mr. Siegel	-	-	-	1,160	(5)	$3.02	675	(5)	$1.76

Dr. Itri	-	-	-	2,386	(6)	$6.20	1,592	(6)	$4.12

(1)
Reflects number of common shares underlying unvested RSUs with service-based criteria for vesting awarded in October 2010. On the date of issuance, additional shares will be issued determined by multiplying the vested shares by a fraction, the denominator being the number of shares of our common stock outstanding on October 6, 2010 and the numerator being the number of shares of our common stock outstanding on the date of issuance.  Each RSU will vest in full on an accelerated basis upon certain changes in control as described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” herein.

(2)	Based on the $0.0026 closing price of our common stock on December 31, 2011.

(3)
Reflects number of common shares underlying unvested RSUs with performance-based criteria for vesting awarded in October 2010. On the date of issuance, additional shares will be issued determined by multiplying the vested shares by a fraction, the denominator being the number of shares of our common stock outstanding on October 6, 2010 and the numerator being the number of shares of our common stock outstanding on the date of issuance.  Each RSU will vest in full on an accelerated basis upon certain changes in control as described in more detail under the heading “Potential Payments Upon Termination or Change-in-Control” herein.

(4)
Dr. Warrell was awarded RSUs for 11,608 shares, adjusted for the 1-for-50 reverse stock split effected in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 6,965 shares  shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; fifteen percent (15%) of the initial grant amount, or 1,741 shares will vest when our market capitalization first exceeds ten (10) times our market capitalization value as of the initial grant date; ten percent (10%) of the initial grant amount, or 1,161 shares, will vest upon the conclusion of a business development transaction that yields net cash to us of more than $35 million during the period concluding December 6, 2012; ten percent (10%) of the initial grant amount, or 1,161 shares, will vest upon the Committee’s determination that our financing has been adequate through December 6, 2012; and five percent (5%) of the initial grant amount, or 580 shares, will vest upon us starting a new Phase 3 registration trial of one of our products.

(5)
Mr. Siegel was awarded RSUs for 1,934 shares adjusted for the 1-for-50 reverse stock split effected in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 1,160 shares, shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; ten percent (10%) of the initial grant amount, or 193 shares will vest if there are no material review adjustments proposed by our external auditors for the year ended December 31, 2010; ten percent (10%) of the initial grant amount, or 193 shares will vest if there are no material review adjustments proposed by our external auditors for the year ended December 31, 2011;  ten percent (10%) of the initial grant amount, or 193 shares, will vest upon the successful upgrade of our financial reporting system, to be completed no later than December 6, 2012; five percent (5%) of the initial grant amount, or 98 shares, will vest upon the receipt of $1 million or more from the sale of our New Jersey tax losses or New Jersey research credits for the year ended December 31, 2010; and five percent (5%) of the initial grant amount, or 97 shares, will vest upon the receipt of $1 million or more from the sale of our New Jersey tax losses or New Jersey research credits for the year ended December 31, 2011.

(6)
Dr. Itri was awarded RSUs for 3,978 shares adjusted for the 1-for-50 reverse stock split effected in February 2011. These RSUs vest as follows: sixty percent (60%) of the initial grant amount, or 2,386 shares, shall vest in three equal installments on December 6, 2010, December 6, 2011 and December 6, 2012; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion and presentation of data from more than four Phase 2 trials of tesetaxel in breast cancer, bladder cancer, gastric cancer and melanoma; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the initiation of a front-line gastric cancer Phase 1-2 study of tesetaxel in Asia; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the initiation and completion of accrual into two Phase 1-2 tesetaxel studies in Japan; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion of the food-effect study of tesetaxel; five percent (5%) of the initial grant amount, or 199 shares, will vest upon the securing of a Special Protocol Agreement from the FDA for a Phase 3 study of tesetaxel; ten percent (10%) of the initial grant amount, or 398 shares, will vest upon the initiation and completion of greater than fifty percent (50%) accrual in a multinational Phase 3 study of tesetaxel; and five percent (5%) of the initial grant amount, or 199 shares, will vest upon the completion of the final survival analysis of the AGENDA clinical trial.

Option Exercises and Stock Vesting During 2011

This table shows the number of shares acquired by each of our executive officers upon vesting of RSUs during 2011. The dollar values shown in this table are not the grant-date fair value disclosed elsewhere in this report.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(#)(1)	Value Realized on Vesting ($) (2)
Dr. Warrell	-	-	192	$26.88

Mr. Siegel	-	-	-	-

Dr. Itri	-	-	20	$2.80

(1) Equals the number of restricted stock units that vested, adjusted for the 1-for-50 reverse stock split implemented in February 2011.

(2) Equals the closing price of our common stock on the vesting dates multiplied by the number of restricted stock units that vested.

Nonqualified Deferred Compensation

We do not maintain a deferred compensation plan. However, in 2011, we deferred payment of salaries to Dr. Warrell and Dr. Itri in order to conserve our cash resources. The following table shows the amount of such deferred salaries to each named executive officer during the 2011 fiscal year.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Dr. Warrell	192,170	-	-	-	-
Dr. Itri	221,920	-	-	-	-

Employment Agreements

Pursuant to an employment agreement dated as of January 1, 2006, by and between Genta and Dr. Warrell, that was subsequently amended and restated as of November 30, 2007, and later amended as of December 31, 2008 and January 20, 2011, hereinafter referred to as the “Warrell employment agreement”, Dr. Warrell continues to serve as our Chairman and Chief Executive Officer. The Warrell employment agreement has an initial term ending on December 31, 2012 and provides for automatic extensions for additional one-year periods. Under the Warrell employment agreement, Dr. Warrell’s $480,000 annual base salary was reduced by 15% effective January 1, 2008; he now receives a base salary of $408,000 per annum with annual percentage increases equal to at least the Consumer Price Index for the calendar year preceding the year of the increase. At the end of each calendar year, Dr. Warrell is eligible for a cash incentive bonus ranging from 0% to 60% of his annual base salary, subject to the achievement of agreed-upon goals and objectives.

We may also, from time to time, grant Dr. Warrell additional cash, stock options, equity and/or other long-term incentive awards in the sole discretion of our Board. Dr. Warrell continues to be entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. He is also entitled to receive supplemental life insurance and supplemental disability insurance, as well as premium payments for medical malpractice insurance up to a maximum of $25,000 annually. The aggregate amount of the benefits Dr. Warrell may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code. In addition, during 2012, the Committee will be reviewing its compensation practices and the existing employment agreements as a result of the Dodd-Frank Wall Street Reform Act in preparation of the new rules to be adopted by the SEC under the Dodd-Frank Act.

Employment Agreement with Loretta M. Itri, M.D

Pursuant to an employment agreement dated as of March 28, 2006, by and between Genta and Dr. Itri, signed on July 27, 2006, and amended as of December 31, 2008, Dr. Itri continues to serve as our President, Pharmaceutical Development and Chief Medical Officer. The employment agreement had an initial term of three years, beginning March 28, 2006 and continuing through March 27, 2009 and provides for automatic extensions for additional one-year periods. The agreement provides for a base annual salary in 2006 of $445,200, which may be reviewed annually for discretionary increases in a manner similar to our other senior executives and an annual cash incentive bonus ranging from 0% to 50% of her annual base salary to be paid if mutually agreed-upon goals and objectives are achieved for the year. As of 2010, Dr. Itri’s annual salary is $467,500. We may, from time to time, grant Dr. Itri RSUs or stock options consistent with the guidelines applicable to our other senior executives. Dr. Itri is entitled to any and all medical insurance, dental insurance, life insurance, disability insurance and other benefit plans, which are generally available to our senior executives. She is also entitled to receive supplemental life insurance and supplemental disability insurance. The aggregate amount of the benefits Dr. Itri may receive are subject to parachute payment limitations under Section 280G of the Internal Revenue Code. In addition, during 2012, the Committee will be reviewing its compensation practices and the existing employment agreements as a result of the Dodd-Frank Wall Street Reform Act in preparation of the new rules to be adopted by the SEC under the Dodd-Frank Act.

Potential Payments Upon Termination or Change-in-Control

The following tables set forth the estimated payments and benefits which would have been provided to each named executive officer, assuming certain hypothetical events had occurred with respect to the named executive officer on December 31, 2011. For amounts connected with a change-in-control event, it is assumed that the change in control occurred on December 31, 2011 and that the price per share of our common stock paid to our stockholders in the change-in-control transaction was $0.0026, the closing selling price per share of our common stock on December 31, 2011.

Name	Termination Scenario	Accrued Vacation	Salary and/or Bonus	Value of RSUs (1)	Total
Dr. Warrell	Death, Total disability, Termination by Genta for cause, Termination by employee without good reason	$75,933	$163,200	$104,848	$343,981

	Termination due to non-extension of the agreement by Genta	$75,933	$163,200	$157,271	$396,404

	Termination by Genta without cause, Termination by employee for good reason	$75,933	$734,400	$104,848	$915,181

	Change in control	$75,933	$734,400	$157,271	$967,604

Mr. Siegel	Death, Total disability, Termination by Genta for cause	$30,556	$0	$21,384	$51,940

	Termination by Genta without cause	$30,556	$115,385	$21,384	$167,325

	Change in control	$30,556	$115,385	$30,118	$176,059

Dr. Itri	Death, Total disability, Terminated by Genta for cause, Terminated by employee without good reason, Termination due to non-extension of the agreement by Genta	$53,243	$140,250	$46,650	$240,143

	Termination by Genta without cause, Terminated by employee with good reason, Change in control	$53,243	$607,750	$64,611	$725,604

(1) These amounts represent the value of RSUs that would be accelerated to each named executive officer, calculated as the number of common shares underlying the accelerated RSUs valued at the December 31, 2011 closing price of $0.0026 per share.

Compensation Committee Interlocks and Insider Participation

None of the members of our Committee, Dr. Jaffe, Mr. Parios or Dr. Von Hoff, had any “interlock” relationship to report during our year ended December 31, 2011. None of our executive officers have served as a Director or member of the Board or the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a Director of or member of our Board or our Committee.

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

This report of the Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this report by reference, and shall not otherwise be deemed filed under such Acts.

Members of the Compensation Committee

Marvin E. Jaffe, M.D.
Christopher P. Parios
Daniel D. Von Hoff M.D., F.A.C.P.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of outstanding restricted stock units, or RSUs, granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding RSUs (000)		Weighted-average exercise price of outstanding RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(000)
Equity compensation plans approved by security holders (1)	104,559	(2)	$0	18,559
Equity compensation plans not approved by security holders	0			0
Total	104,559		$0	18,559

(1) Comprised of the 2009 Stock Incentive Plan, or 2009 Plan.

(2) Reflects the shares to be issued upon vesting of 104,559 RSUs outstanding as of December 31, 2011, with vesting of those RSUs taking place through 2012. The shares will be issued without any cash consideration payable for the shares.

Security Ownership of Management

The following table sets forth, as of March 23, 2012, certain information with respect to the beneficial ownership of our common stock (the only voting class outstanding), (i) by each Director, (ii) by each of the named executive officers and (iii) by all officers and Directors as a group.

	Amount and Nature of Beneficial Ownership
Name and Address (1)	Number of Shares (2)		Percent of Class
Raymond P. Warrell, Jr., M.D.	225,123,017	(3)	9.999%
Loretta M. Itri, M.D.	225,123,017	(3)	9.999%
Gary Siegel	-		*
Marvin E. Jaffe	-		*
Christopher P. Parios	666	(4)	*
Ana I. Stancic	-		*
Daniel D. Von Hoff, M.D., F.A.C.P.	779	(4)	*
All Directors and Executive Officers as a group	225,124,462	(5)	9.999%

*	Less than one percent (1%).

(1)	The address of each named holder is in care of Genta Incorporated, 200 Connell Drive, Berkeley Heights, NJ 07922.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to RSUs that will vest and be issued within 60 days of March 23, 2012 or issuable on conversion of Senior Secured Convertible Promissory Notes due September 4, 2011 or issuable on exercise of March 2010 Warrants are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage of ownership is calculated on 2,026,219,725 shares outstanding at March 23, 2012.

(3)
Represents 225,123,017 shares of common stock issuable upon the exercise of March 2010 Warrants, which contain a provision preventing the holder from exercising such warrants to the extent such exercise would result in the holder beneficially owning more than 9.999% of the common stock outstanding.  Does not include any shares underlying the June 2008 Notes held by the Reporting Persons, which contain a provision preventing the holder from converting any June 2008 Note to the extent such conversion would result in the holder beneficially owning more than 4.999% of the common stock outstanding, and does not include any shares underlying the December 2010 Warrants or September 2011 Warrants, both of which contain a provision preventing the holder from exercising such warrants to the extent such exercise would result in the holder beneficially owning more than 9.999% of the common stock outstanding.

(4)	Consists of shares of common stock.

(5)	Consists of 1,658 shares of common stock and 225,123,017 shares of common stock issuable upon the exercise of March 2010 Warrants.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 26, 2012, certain information with respect to the beneficial ownership of our common stock by persons known by us to be beneficial owners of more than 5% of our common stock.  The information in this table is based solely on statements in filings with the SEC or other reliable information.

	Amount and Nature of Beneficial Ownership
Name and Address	Number of Shares		Percent of Class
Tang Capital Partners, LP 4401 Eastgate Mall San Diego, CA 92121	183,388,873	(1)	9.4%

Felix J. Baker and Julian C. Baker Baker Brothers Advisors 667 Madison Avenue New York, NY 10021	215,000,000	(2)	9.9%

Boxer Capital LLC 445 Marine View Ave, Suite 100 Del Mar, CA 92014	212,667,887	(3)	9.9%

Hal Mintz Sabby Management LLC 10 Mountainview Road, Suite 205 Upper Saddle River, NJ 07458	193,352,020	(4)	9.9%

Peter Kolchinsky RA Capital Management LLC 20 Park Plaza Suite 905 Boston, MA 02116	210,536,030	(5)	9.9%

Tim Rock One Holdings LLC 54 Stone Street – 3rd Floor New York, NY 10004	47,705,306	(6)	9.9%

James Walsh White Flame Ventures LLC 1 Trails End Rye, NY 10580	47,705,306	(7)	9.9%

(1)
Such information is based upon our review of a Schedule 13G/A filed by such holder on February 14, 2012. The convertible notes held by the holder are subject to a maximum conversion limitation of up to 9.999% of our outstanding common stock and also include additional conversion limitations which limit the aggregate principal amount of convertible notes that can be converted by such holder during specified periods.

(2)
Such information is based upon our review of a Schedule 13G/A filed by such holder on February 14, 2012. The convertible notes held by the holder are subject to a maximum conversion limitation of up to 9.999% of our outstanding common stock and also include additional conversion limitations which limit the aggregate principal amount of convertible notes that can be converted by such holder during specified periods.

(3)
Such information is based upon our review of a Schedule 13G/A filed by such holder on February 14, 2012. The convertible notes held by the holder are subject to a maximum conversion limitation of up to 9.999% of our outstanding common stock and also include additional conversion limitations which limit the aggregate principal amount of convertible notes that can be converted by such holder during specified periods.

(4)
Based upon our review of a Schedule 13G filed by such holder on March 6, 2012. The convertible notes held by the holder are subject to a maximum conversion limitation of up to 9.999% of our outstanding common stock and also include additional conversion limitations which limit the aggregate principal amount of convertible notes that can be converted by such holder during specified periods.

(5)
Based upon our review of a Schedule 13G/A filed by such holder on February 14, 2011. The convertible notes held by the holder are subject to a maximum conversion limitation of up to 9.999% of our outstanding common stock and also include additional conversion limitations which limit the aggregate principal amount of convertible notes that can be converted by such holder during specified periods.

(6)
Based upon our review of a Schedule 13G filed by such holder on October 25, 2011. The convertible notes held by the holder are subject to a maximum conversion limitation of up to 9.999% of our outstanding common stock and also include additional conversion limitations which limit the aggregate principal amount of convertible notes that can be converted by such holder during specified periods.

(7)
Based upon our review of a Schedule 13G filed by such holder on October 25, 2011. The convertible notes held by the holder are subject to a maximum conversion limitation of up to 9.999% of our outstanding common stock and also include additional conversion limitations which limit the aggregate principal amount of convertible notes that can be converted by such holder during specified periods.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board has determined that, except for Dr. Warrell, all of the members of the Board are “independent Directors”. Dr. Warrell is not considered independent, as he is an executive officer of the Company.

On June 9, 2008, Dr. Raymond Warrell, Jr., Chief Executive Officer and Chairman of the Board of Directors, participated in the initial closing of our sale of June 2008 Notes by purchasing $2.0 million of such notes. Dr. Loretta Itri, President, Pharmaceutical Development and Chief Medical Officer, purchased $0.3 million of such notes. The remaining members of the Board independently discussed Dr. Warrell and Dr. Itri’s participation in the transaction and resolved that such participation would not interfere with Dr. Warrell or Dr. Itri’s exercise of independent judgment in carrying out their responsibilities in their respective positions. In connection with the June 2008 Note financing and in accordance with the Audit Committee Charter, the Audit Committee reviewed and approved the June 2008 Note financing with Dr. Warrell and Dr. Itri.

As part of the March 2010 financing, the Company issued March 2010 warrants to holders of its outstanding June 2008 Notes to extend the maturity of those notes from June 9, 2010 to June 9, 2011. The March 2010 Warrants allow the holder to purchase the same number of shares of common stock issuable upon conversion of the June 2008 Notes. In December 2010, the Company extended the maturity date of its outstanding June 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of the June 2008 Notes and have the same expiration date as the March 2010 Warrants. As part of the September 2011 financing, the Company issued September 2011 Warrants to holders of its outstanding June 2008 Notes to extend the maturity of those notes from September 4, 2011 to September 9, 2013. The September 2011 Warrants, the December 2010 Warrants and the March 2010 Warrants have anti-dilution protection. Dr. Warrell and Dr. Itri, as holders of outstanding June 2008 Notes, received September 2011 Warrants, December 2010 Warrants and March 2010 Warrants.

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

Item 14. Principal Accounting Fees and Services

Fees for independent registered public accounting firm for 2011 and 2010

Set forth below are the aggregate fees billed for the years ended December 31, 2011 and December 31, 2010 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP, or Amper:

	2011	2010
Audit fees	$183,000	$183,000
Audit-related fees	-	2,000
Total Audit & Audit-related fees	$183,000	$185,000
Tax fees	-	-
All other fees	-	-
Total fees	$183,000	$185,000

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

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During 2011, we incurred audit fees with EisnerAmper LLP of $183,000. During 2010, we incurred audit fees with Amper of $86,000 and we incurred audit fees with EisnerAmper LLP of $97,000.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. During 2010, Amper provided assistance in our filings on Forms S-1.  No such fees were billed by EisnerAmper LLP in 2011 and 2010.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.  No such fees were billed in 2011 or 2010.

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
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.c
Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1.c to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.d
Certificate of Designation of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1.d to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.e
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
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.r to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.s
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
Certificate of Amendment of Restated Certificate of Incorporation of the Company filed on December 29, 2010 (incorporated by reference to Exhibit 3.1.u to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.v
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

4.3	Form of Senior Unsecured Convertible Note (“B Note”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.4	Form of Senior Unsecured Convertible Note (“C Note”) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.5	Form of Senior Secured Convertible Note (“D Note”) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.6	Form of Senior Unsecured Convertible Note (“E Note”) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.7	Form of Senior Unsecured Convertible Note (“F Note”) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.9
Form of Senior Unsecured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed on December 15, 2010, Commission File No. 0-19635)
4.11	Form of Senior Secured Convertible Note (“G Note”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
4.12
Form of Senior Cash Collateralized Secured Convertible Note (“H Note”) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

Exhibit Number	Description of Document
4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
4.14
Form of Senior Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

4.15
Form of Senior Cash Collateralized Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

10.1
Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)

10.2
Agreement of Lease dated June 28, 2000 by and between The Connell Company and the Company (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)

10.2A
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
10.10
Amended and Restated Employment Agreement, dated as of January 19, 2011, between the Company and Raymond P. Warrell, Jr. M.D. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

10.11*
License Agreement, dated March 7, 2008, between the Company and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 0-19635)

10.12
Securities Purchase Agreement, dated June 5, 2008, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.13
General Security Agreement, dated June 9, 2008, by and among the Company, certain additional grantors as set forth therein and Tang Capital Partners, L.P. as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.14	Genta Incorporated 2009 Stock Incentive Plan, as amended and restated on September 8, 2011 (filed herewith)
10.15	Form of Restricted Stock Unit Issuance Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2009, Commission File No. 0-19635)
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

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.27	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.28	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.29	Form of Amendment and Acknowledgment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2010, Commission File No. 0-19635)

Exhibit Number	Description of Document
10.30	Form of Amendment and Consent Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
10.31	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
10.32	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.33	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.34	Form of General Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.35	Form of Cash Collateral Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.36
Placement Agency Agreement, dated as of July 25, 2011 between Genta Incorporated and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

10.37
Form of Amendment Agreement dated October 7, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.38
Form of Second Amendment Agreement dated October 12, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.39
Form of Third Amendment Agreement dated October 19, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.40
Form of Fourth Amendment Agreement dated October 24, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.41
Form of Fifth Amendment Agreement dated October 31, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.42
Form of Sixth Amendment Agreement dated November 7, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.43
Form of Seventh Amendment Agreement dated November 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)

10.44
Form of Eighth Amendment Agreement dated November 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)

10.45	Form of Ninth Amendment Agreement dated November 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)
10.46	Form of Tenth Amendment Agreement dated December 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)
10.47
Form of Eleventh Amendment Agreement dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2011, Commission File No. 0-19635)

10.48
Form of Twelfth Amendment Agreement dated January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2012, Commission File No. 0-19635)

16.1
Letter from Amper, Politziner & Mattia, LLP dated August 19, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 19, 2010, Commission File No. 0-19635)

Exhibit Number	Description of Document
21	Subsidiaries of the Registrant
23.1	Consent of EisnerAmper LLP
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* The Company has been granted confidential treatment of certain portions of this exhibit.
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2012.

Genta Incorporated

By:	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RAYMOND P. WARRELL, JR., M.D.	Chairman and Chief Executive Officer and Director (principal executive officer)	March 28, 2012
Raymond P. Warrell, Jr., M.D.

/s/ GARY SIEGEL	Vice President, Finance (principal financial and accounting officer)	March 28, 2012
Gary Siegel

/s/ MARVIN E. JAFFE, M.D.	Director	March 28, 2012
Marvin E. Jaffe, M.D.

/s/ CHRISTOPHER P. PARIOS	Director	March 28, 2012
Christopher P. Parios

/s/ DANIEL D. VON HOFF, M.D., F.A.C.P.	Director	March 28, 2012
Daniel D. Von Hoff, M.D., F.A.C.P.

Exhibit Number	Description of Document	Sequentially Numbered Pages
3.1.a
Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-19635)

3.1.b
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.c
Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1.c to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.d
Certificate of Designation of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1.d to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.e
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
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.r to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.s
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
Certificate of Amendment of Restated Certificate of Incorporation of the Company filed on December 29, 2010 (incorporated by reference to Exhibit 3.1.u to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

3.1.v
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

4.3	Form of Senior Unsecured Convertible Note (“B Note”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.4	Form of Senior Unsecured Convertible Note (“C Note”) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.5	Form of Senior Secured Convertible Note (“D Note”) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.6	Form of Senior Unsecured Convertible Note (“E Note”) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages
4.7	Form of Senior Unsecured Convertible Note (“F Note”) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)
4.9
Form of Senior Unsecured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed on December 15, 2010, Commission File No. 0-19635)
4.11	Form of Senior Secured Convertible Note (“G Note”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
4.12
Form of Senior Cash Collateralized Secured Convertible Note (“H Note”) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
4.14
Form of Senior Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

4.15
Form of Senior Cash Collateralized Secured Convertible Promissory Note Purchase Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

10.1
Form of Indemnification Agreement entered into between the Company and its directors and officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, Commission File No. 0-19635)

10.2
Agreement of Lease dated June 28, 2000 by and between The Connell Company and the Company (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-19635)

10.2A
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

Exhibit Number	Description of Document	Sequentially Numbered Pages
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
Second Amendment to License Agreement, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)

10.5
Settlement Agreement and Release, dated October 22, 2003, between Genta Incorporated and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 28, 2003, Commission File No. 0-19635)

10.6*
Development and License Agreement, dated March 22, 2006 by and between the Company and Emisphere Technologies, Inc. (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19635)

10.7
Employment Agreement, dated as of March 28, 2006, between the Company and Loretta M. Itri, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Commission File No. 0-19635)

10.8*
Supply and Distribution Agreement between the Company and IDIS Limited, dated March 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2007, Commission File No. 0-19635)

10.9*
Project Contract with ICON Clinical Research, L.P., dated November 19, 2007 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 0-19635)

10.10
Amended and Restated Employment Agreement, dated as of January 19, 2011, between the Company and Raymond P. Warrell, Jr. M.D. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19635)

10.11*
License Agreement, dated March 7, 2008, between the Company and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 0-19635)

10.12
Securities Purchase Agreement, dated June 5, 2008, by and among the Company and certain accredited investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.13
General Security Agreement, dated June 9, 2008, by and among the Company, certain additional grantors as set forth therein and Tang Capital Partners, L.P. as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 10, 2008, Commission File No. 0-19635)

10.14	Genta Incorporated 2009 Stock Incentive Plan, as amended and restated on September 8, 2011 (filed herewith)

Exhibit Number	Description of Document	Sequentially Numbered Pages
10.15	Form of Restricted Stock Unit Issuance Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on November 16, 2009, Commission File No. 0-19635)
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

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.27	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.28	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K filed on March 9, 2010, Commission File No. 0-19635).
10.29	Form of Amendment and Acknowledgment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2010, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages
10.30	Form of Amendment and Consent Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
10.31	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December, 2010, Commission File No. 0-19635)
10.32	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.33	Form of Note Conversion and Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.34	Form of General Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.35	Form of Cash Collateral Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)
10.36
Placement Agency Agreement, dated as of July 25, 2011 between Genta Incorporated and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 6, 2011, Commission File No. 0-19635)

10.37
Form of Amendment Agreement dated October 7, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.38
Form of Second Amendment Agreement dated October 12, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.39
Form of Third Amendment Agreement dated October 19, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.40
Form of Fourth Amendment Agreement dated October 24, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.41
Form of Fifth Amendment Agreement dated October 31, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.42
Form of Sixth Amendment Agreement dated November 7, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19635)

10.43
Form of Seventh Amendment Agreement dated November 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)

10.44
Form of Eighth Amendment Agreement dated November 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)

Exhibit Number	Description of Document	Sequentially Numbered Pages
10.45	Form of Ninth Amendment Agreement dated November 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)
10.46	Form of Tenth Amendment Agreement dated December 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011, Commission File No. 0-19635)
10.47
Form of Eleventh Amendment Agreement dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2011, Commission File No. 0-19635)

10.48
Form of Twelfth Amendment Agreement dated January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2012, Commission File No. 0-19635)

16.1
Letter from Amper, Politziner & Mattia, LLP dated August 19, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 19, 2010, Commission File No. 0-19635)

21	Subsidiaries of the Registrant
23.1	Consent of EisnerAmper LLP
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* The Company has been granted confidential treatment of certain portions of this exhibit.
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.