Form 10-Q
period 2012-03-31
GENTA INC DE/
filed 2012-05-14
CIK 880643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

As of May 11, 2012, the registrant had 2,453,148,185 shares of common stock outstanding.

Genta Incorporated
INDEX TO FORM 10-Q

GENTA INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)	March 31,
	2012	December 31,
ASSETS	(unaudited)	2011
Current assets:
Cash and cash equivalents	$2,552	$2,116
Receivable on sale of New Jersey tax losses	-	1,202
Inventory (Note 3)	24	24
Prepaid expenses and other current assets	644	859

Total current assets	3,220	4,201

Property and equipment, net	238	288
Deferred financing costs (Note 6)	1,102	1,538
Restricted cash account (Note 4)	9	8,470
Total assets	$4,569	$14,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$9,800	$10,246
Notes payable for financing insurance policies	209	384
Convertible notes due March 9, 2013, $26,228 outstanding, net of debt discount of ($18,637) at March 31, 2012 and $25,385 outstanding, net of debt discount of ($24,466) at December 31, 2011 (Note 6)	7,591	919
Convertible notes due September 9, 2013, $2,239 outstanding, net of debt discount of ($1,788) at March 31, 2012 and $2,153 outstanding, net of debt discount of ($2,099) at December 31, 2011 (Note 6)	451	54
Convertible notes due September 9, 2021, $7,037 outstanding, net of debt discount of ($6,854) at March 31, 2012 and $14,778 outstanding, net of debt discount of ($14,718) at December 31, 2011 (Note 6)	183	60
Convertible notes due March 30, 2022, $2,250 outstanding, net of debt discount of ($2,248) at March 31, 2012 (Note 6)	2

Total current liabilities	18,236	11,663

Long-term liabilities:
Office lease settlement obligation (Note 5)	1,773	1,795
Convertible June 2008 notes due September 9, 2013, $112 outstanding, net of debt discount of ($108) at March 31, 2012 and $2,030 outstanding, net of debt discount of ($1,980) at December 31, 2011 (Note 6)	4	50
Warrant liability (Note 6)	14,727	40,235
Total long-term liabilities	16,504	42,080

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, 5,000 shares authorized:
Series A convertible preferred stock, $.001 par value; 8 shares issued and outstanding, liquidation value of $385 at March 31, 2012 and December 31, 2011, respectively	-	-
Series G participating cumulative preferred stock, $.001 par value; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 2,090,397 and 1,344,292 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,090	1,344
Additional paid-in capital	1,229,651	1,226,556
Accumulated deficit	(1,261,912)	(1,267,146)
Total stockholders' deficit	(30,171)	(39,246)
Total liabilities and stockholders' deficit	$4,569	$14,497

See accompanying notes to condensed consolidated financial statements.

GENTA INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011

Product sales - net	$4	$53
Cost of goods sold	-	6
Gross margin	4	47

Operating expenses:
Research and development	1,963	2,348
Selling, general and administrative	1,535	1,629
Total operating expenses	3,498	3,977

Other income/(expense):
Interest and other income, net	1	5
Interest expense	(1,163)	(862)
Amortization of deferred financing costs and debt discount (Note 6)	(7,564)	(7,381)
Fair value - warrant liability (Note 6)	25,508	12,681
Loss on redemption of debt (Note 6)	(8,214)	-
Gain on exchange of debt (Note 6)	160	-
Total other income/(expense), net	8,728	4,443
Net income	$5,234	$513

Net income per basic share (Note 1), (Note 8)	$0.00	$0.03
Net income per diluted share (Note 1), (Note 8)	$0.00	$0.00

Shares used in computing net income per basic share (Note 1), (Note 8)	1,842,016	16,401
Shares used in computing net income per diluted share (Note 1), (Note 8)	48,739,691	3,292,227

See accompanying notes to condensed consolidated financial statements.

GENTA INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011

Operating activities:
Net income	$5,234	$513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	50	46
Amortization of deferred financing costs and debt discount (Note 6)	7,564	7,382
Share-based compensation (Note 7)	41	197
Proceeds from sale of New Jersey tax losses received in 2012	1,202	-
Loss on redemption of debt (Note 6)	8,214	-
Gain on exchange of debt (Note 6)	(160)	-
Change in fair value - warrant liability (Note 6)	(25,508)	(12,681)
Changes in operating assets and liabilities:
Inventory	-	6
Prepaid expenses and other current assets	266	271
Accounts payable and accrued expenses	1,763	536
Net cash and cash equivalents used in operating activities	(1,334)	(3,730)
Investing activities:
Purchase of property and equipment	-	(32)
Release of restricted cash deposits (Note 4)	8,465	-
Interest on restricted cash	(4)	-
Net cash and cash equivalents provided by (used by) investing activities	8,461	(32)
Financing activities:
Repayments of note payable for financing insurance policies	(176)	(180)
Sale of March 2012 I Notes (Note 6)	1,950	-
Redemption of certain September 2011 H Notes (Note 6)	(8,465)	-
Net cash and cash equivalents used by financing activities	(6,691)	(180)
Increase/(decrease) in cash and cash equivalents	436	(3,942)
Cash and cash equivalents at beginning of period	2,116	12,835
Cash and cash equivalents at end of period	$2,552	$8,893

See accompanying notes to condensed consolidated financial statements.

GENTA INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.  Organization and Liquidity

Genta is a biopharmaceutical company engaged in pharmaceutical (drug) research and development, its sole reportable segment. The Company is dedicated to the identification, development and commercialization of novel drugs that are chiefly intended for the treatment of cancer and related diseases.

The Company has had recurring annual operating losses and negative cash flows from operations since its inception. The Company expects that such losses will continue at least until one or more of its product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications. For the three-month period ended March 31, 2012, the Company had net income of $5.2 million and a net cash outflow from operations of $1.3 million. As of March 31, 2012, the Company had an accumulated deficit of $1,261.9 million. Cash and cash equivalents as of March 31, 2012 were $2.6 million. In recent years, the Company has financed its operations from the sale of convertible notes, shares of common stock and warrants.

The Company has prepared its financial statements under the assumption that it is a going concern. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2012, the Company entered into an agreement with certain investors whereby the Company would issue up to $13.5 million of senior secured convertible notes and initially closed on a first transaction of $2.25 million of such notes.

In September 2011, the Company issued $12.7 million of units, consisting of $4.2 million of senior secured convertible notes and $8.5 million of senior secured cash collateralized convertible notes. In connection with the sale of the units, the Company also issued two types of debt warrants in an amount equal to the purchase price for each unit. The Company had direct access to $4.2 million of the proceeds, and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the $8.5 million senior secured cash collateralized convertible notes. As part of the March 2012 transaction, the amount in the blocked account was released and the amounts received as part of the September 2011 financing were used by the Company to redeem an equal amount of senior secured cash collateralized convertible notes.

Presently, with no further financing, the Company projects that it will run out of funds during June 2012. Investors in the March 2012 transaction have the right, at each investor’s discretion, to purchase up to an additional $11.25 million of senior secured convertible notes having the same terms as the notes issued in the first transaction. The Company currently does not have any financing in place. If it is unable to raise additional funds, the Company could be required to reduce its spending plans, reduce its workforce, license one or more of its products or technologies that it would otherwise seek to commercialize itself, sell some or all of its assets, cease operations or even declare bankruptcy. There can be no assurance that the Company can obtain financing, if at all, or raise such additional funds, on terms acceptable to it.

The Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

2.  Summary of Significant Accounting Policies

Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, “Fair ValueMeasurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs”. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. Some of the requirements clarify the FASB's intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company adopted this update January 1, 2012 and determined that the update did not have a material impact on its condensed consolidated financial statements.

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In the Company’s opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2012, the results of operations for the three-month periods ended March 31, 2012 and 2011 and the cash flows for the three-month periods ended March 31, 2012 and 2011 have been made in conformity with United States generally accepted accounting principles. The results of operations for the three-month period ended March 31, 2012 may not be indicative of expected results of operations for the year ended December 31, 2012, or any other period. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Management records valuation allowances against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Utilization of the Company’s net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

Deferred Financing Costs

In conjunction with the issuance of convertible notes issued in June 2008, April 2009, September 2009, March 2010, September 2011 and March 2012 (as described in Note 6 to the Condensed Consolidated Financial Statements), the Company incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase the Company’s common stock. This additional consideration is being amortized over the term of the notes through their respective maturity dates. If the maturity of the notes is accelerated because of conversions or defaults, then the amortization is accelerated. The fair value of the warrants issued as placement fees in connection with these financings are calculated utilizing the Black-Scholes option-pricing model.

Net Income Per Common Share

Net income per common share for the three–month periods ended March 31, 2012 and March 31, 2011 are based on the weighted average number of shares of common stock outstanding during the periods.

3.  Inventory

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Inventories consisted of the following ($ in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$24	$24
Finished goods	-	-
	$24	$24

4.  Restricted Cash

Restricted cash at December 31, 2011 represents funds received from the September 2011 Financing, (as defined in Note 6 to the condensed consolidated financial statements) that were placed in a blocked account as collateral security for the September 2011 H Notes (also defined in Note 6). As part of the March 2012 Financing, (also defined in Note 6), the funds in the blocked account were released and amounts received as part of the September 2011 Financing were used to redeem an equivalent amount of September 2011 H Notes. The balance at March 31, 2012, $9 thousand, which represents interest earned on the funds in the blocked account, was moved to the Company’s cash account in April 2012.

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

6.  Convertible Notes and Warrants

On March 28, 2012, the Company entered into a securities purchase agreement with certain investors, pursuant to which it agreed to issue up to $13.5 million of 6.0% senior secured convertible promissory notes due March 30, 2022, (the “March 2012 I Notes”), convertible into shares of common stock, at an initial conversion rate of 100,000 shares of common stock for every $100 of principal and accrued interest due under the notes. The issuance of the March 2012 I Notes is referred to herein as the “March 2012 Financing.”

The Company closed on $2.0 million of March 2012 I Notes on March 30, 2012. In addition, the Company and certain holders of the June 2008 Notes (described below) agreed to exchange approximately $2.0 million of June 2008 Notes for $250 thousand of March 2012 I Notes. The receipt of the remaining $11.25 million of gross proceeds is subject to the purchasers exercising their option, at each purchaser’s discretion, to purchase up to each purchaser’s pro rata portion of an additional $11.25 million principal amount of March 2012 I Notes, which such option is exercisable for a period of five years from the closing.

The March 2012 I Notes bear interest at a rate of 6% per annum, payable semi-annually in additional March 2012 I Notes, and may not be prepaid by the Company. The March 2012 I Notes have a ten-year term; however, the holder of each March 2012 I Note has the right to require the Company to repay 100% of the outstanding principal and accrued interest on each note on or after March 30, 2013. The March 2012 I Notes are classified as a short-term liability due to this right of redemption. The March 2012 I Notes are convertible into shares of the Company’s common stock at a conversion rate of 100,000 shares of common stock for every $100.00 of principal and interest being converted. The March 2012 I Notes are secured with a first priority lien on substantially all of the assets of the Company, which lien is pari passu with the security interest underlying the September 2011 G Notes and September 2011 H Notes, which are defined below.

In connection with the March 2012 Financing, the Company and certain holders of its existing convertible notes entered into an agreement, which, among other things, provided for the following: (A) predetermined conversion price adjustment provisions that had been established with the September 2011 Financing, (defined below), were deleted, (B) the requirement for the Company to effect a reverse stock split, that had been part of the September 2011 Financing, was deleted, (C) the holders of existing convertible notes agreed to amend the put rights of such existing convertible notes, currently effective starting on March 31, 2012, to require the approval of certain requisite holders (as defined therein) and (D) the Company agreed to distribute the proceeds held in the blocked account resulting from the September 2011 Financing to holders of the September 2011 H Notes and to redeem an equal amount of September 2011 H Notes at face value. The redemption of the September 2011 H Notes resulted in a loss of $8.2 million for the three-month period ended March 31, 2012, which represents the difference between the face amount of the notes redeemed and their carrying amount on the date of redemption.

When the March 2012 I Notes were issued, the aggregate intrinsic value of the difference between the market price of the Company’s share of stock on March 30, 2012 and the conversion price of the March 2012 I Notes was in excess of the face value of the $2.25 million March 2012 I Notes, and thus, a full debt discount was recorded in an amount equal to the face value of the debt. The Company is amortizing the resultant debt discount over the term of the March 2012 I Notes through their maturity date.

In September 2011, the Company issued $12.7 million of units, consisting of $4.2 million of senior secured convertible notes, (the “September 2011 G Notes”) and $8.5 million of senior secured cash collateralized convertible notes, (the “September 2011 H Notes,” and together with the September 2011 G Notes, the “September 2011 Notes”). The September 2011 Notes bear interest at a rate of 12% per annum, payable semiannually in additional convertible notes. The September 2011 Notes are due September 9, 2021; however, at any time after the first anniversary of the issuance date, the holder of a September 2011 G Note can require the Company to redeem the note upon 10 days prior written notice and at any time, the holder of a September 2011 H Note can require the Company to redeem the note upon 10 days prior written notice. The September 2011 Notes are classified as a short-term liability due to this right of redemption. The September 2011 Notes are secured with a first priority lien on substantially all of the assets of the Company, which lien is pari passu with the security interest underlying the March 2012 I Notes. As of March 31, 2012, the September 2011 G Notes and September 2011 H Notes were convertible into shares of Genta common stock at a conversion rate of $0.001. From January 1, 2012 through March 31, 2012, holders of the September 2011 Notes voluntarily converted $0.1 million, resulting in an issuance of 104 million shares of common stock.

In September 2011, in connection with the sale of the units, the Company also issued two types of debt warrants in an amount equal to 100% of the purchase price for each unit, (the “September 2011 Debt Warrants”). The issuance of the September 2011 Notes and September 2011 Debt Warrants in exchange for $12.7 million is referred to herein as the “September 2011 Financing.” The Company had direct access to $4.2 million of the proceeds, and the remaining $8.5 million of the proceeds were placed in a blocked account as collateral security for the September 2011 H Notes. As part of the March 2012 Financing, the amount in the blocked account was released and the amounts received as part of the September 2011 Financing were used by the Company to redeem an equal amount of September 2011 H Notes. At March 31, 2012, the face values outstanding of the September 2011 G Notes were $6.5 million and the September 2011 H Notes were $0.5 million.

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

As consideration for the amendments above, the Company issued to each of the holders of the then outstanding June 2008 Notes, April 2009 Notes and September 2009 Notes, a three-year warrant, (the “September 2011 Warrants”), to purchase shares of common stock at an exercise price equal to the conversion price of the Company’s convertible notes. Each September 2011 Warrant is exercisable for a number of shares of common stock equal to one hundred percent (100%) of the number of shares of common stock that would be issuable if such holder converted all of the outstanding principal and interest underlying all of such holder’s June 2008 Notes, April 2009 Notes or September 2009 Notes on the date of the issuance of the warrant, approximately $29.4 million.

According to another agreement entered among the Company and certain investors, the conversion price of the Company’s convertible notes, and the exercise price of the September 2011 Warrants, the December 2010 Warrants, defined below, and the March 2010 Warrants, defined below, were reset to $0.001 effective December 17, 2011. The conversion price reset on all of the Company’s convertible notes resulted in a full debt discount being recorded in an amount equal to the face value of the Company’s convertible notes on December 17, 2011. The Company is amortizing the resultant debt discounts over the terms of the notes through their maturity dates.

On December 19, 2011, three holders of September 2011 Debt Warrants totaling $2.9 million, exercised their warrants using a cashless exercise procedure and received September 2011 G Notes for $2.1 million. The aggregate intrinsic value of the difference between the market price of a share of the Company’s stock on December 19, 2011 and the conversion price of the notes was in excess of the face value of the September 2011 G Notes of $2.1 million, and a full debt discount was recorded in an amount equal to the face value of the notes. The Company is amortizing the resultant debt discount over the term of the notes through their maturity date.

The September 2011 Warrants and the September 2011 Debt Warrants both have anti-dilution protection and can be exercised using a cashless exercise procedure; warrants with these characteristics are accounted for as liabilities and marked-to-market over their lives. At March 31, 2012, the September 2011 Warrants and the September 2011 Debt Warrants were re-measured, in total, at $11.6 million based upon a Black-Scholes valuation model, resulting in income of $24.2 million on the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2012.

The September 2011 Warrants were valued at March 31, 2012 and December 31, 2011 using a Black-Scholes valuation model with the following assumptions:

	March 31,	December 31,
	2012	2011
Price per share of Genta common stock	$0.002	$0.0026
Volatility	254%	248%
Risk-free interest rate	0.41%	0.32%
Remaining contractual lives	2.44	2.69

The September 2011 Debt Warrants were valued at March 31, 2012 and December 31, 2011 using a Black-Scholes valuation model with the following assumptions:

	March 31,	December 31,
	2012	2011
Price per share of Genta common stock	$0.002	$0.0026
Volatility	271%	265%
Risk-free interest rate	0.93%	0.78%
Remaining contractual lives	4.45	4.7

In connection with the September 2011 Financing, the Company issued warrants to its private placement agents (the “September 2011 Placement Warrants”) and incurred financing fees of $0.4 million. The September 2011 Placement Warrants, after adjustment, are to purchase 254 million shares of common stock at an exercise price of $0.001 per share. The financing fees and the initial value of the September 2011 Placement Warrants of $1.1 million are being amortized over the term of the September 2011 Notes.

In March 2010, the Company issued $10 million of senior unsecured convertible notes (the “March 2010 B Notes”), $10 million of senior unsecured convertible notes (the “March 2010 C Notes”) and $5 million of senior unsecured convertible notes (the “March 2010 D Notes”). In connection with the sale of the notes, the Company also issued warrants (the “March 2010 Debt Warrants”) to purchase $10 million of senior unsecured convertible notes (the “March 2010 E Notes”). In March and April 2010, four investors who had participated in the Company’s April 2009 financing, described below, exercised their rights under the April 2009 securities purchase agreement and the April 2009 consent agreement to acquire $1.0 million of senior unsecured convertible notes (the “March 2010 F Notes”). In May 2010, two holders of March 2010 Debt Warrants totaling $1.3 million exercised their warrants using a cashless exercise procedure and received, in total, $1.1 million of March 2010 E Notes. In October 2010, two investors exercised March 2010 Debt Warrants totaling $4.0 million using a cashless exercise procedure and received $3.6 million of March 2010 E Notes. In January 2011, two investors exercised March 2010 Debt Warrants totaling $2.7 million using a cashless exercise procedure and received $2.4 million of March 2010 E Notes. The notes in all of the above transactions, (“the March 2010 Notes”), bear interest at an annual rate of 12% payable semiannually in other convertible notes. At any time, the holder can require the Company to redeem the note upon 10 days prior written notice. The March 2010 Notes are classified as a short-term liability due to this right of redemption. As of March 31, 2012, the March 2010 Notes were convertible into shares of Genta common stock at a conversion rate of $0.001.

 From January 1, 2012 through March 31, 2012, holders of the March 2010 B Notes voluntarily converted $0.3 million, resulting in an issuance of 311 million shares of common stock, holders of March 2010 C Notes voluntarily converted $0.2 million, resulting in an issuance of 164 million shares of common stock and holders of March 2010 E Notes voluntarily converted $0.2 million, resulting in an issuance of 165 million shares of common stock. At March 31, 2012, the face values outstanding of the March 2010 B Notes were $5.8 million, the March 2010 C Notes were $7.8 million, the March 2010 D Notes were $6.1 million and the March 2010 E Notes were $6.5 million.

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

In December 2010, the Company extended the maturity date of its outstanding June 2008 Notes from June 9, 2011 to September 4, 2011 in exchange for December 2010 Warrants. The December 2010 Warrants allow the holder to purchase 10% of the number of shares of common stock issuable upon conversion of June 2008 Notes in December 2010 and have the same expiration date as the March 2010 Warrants. Both the March 2010 Warrants and the December 2010 Warrants have anti-dilution protection. At March 31, 2012, the March 2010 Warrants and December 2010 Warrants were re-measured, in total, at $2.7 million based upon a Black-Scholes valuation model, resulting in income of $1.1 million on the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2012.

The liability for the March 2010 Warrants and December 2010 Warrants was valued at March 31, 2012 and December 31, 2011 using a Black-Scholes valuation model with the following assumptions:

	March 31,	December 31,
	2012	2011
Price per share of Genta common stock	$0.002	$0.0026
Volatility	269%	264%
Risk-free interest rate	0.18%	0.15%
Remaining contractual lives	0.97	1.22

In September 2009, the Company issued $7 million of July 2009 Notes and common stock and $3 million of September 2009 Notes and common stock to certain accredited institutional investors. The July 2009 Notes and the September 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior unsecured convertible promissory notes to the holder. At any time the holder can require the Company to redeem the note upon 10 days prior written notice. The September 2009 Notes and July 2009 Notes issued in September 2009 are classified as a short-term liability due to this right of redemption. With the conversion price reset on December 17, 2011 noted above, the September 2009 Notes and the July 2009 Notes issued in September 2009 are convertible into shares of common stock at a conversion rate of $0.001. At March 31, 2012, $2.0 million of the September 2009 Notes and July 2009 Notes issued on September 4, 2009 were outstanding.

On July 7, 2009, the Company issued $3 million of July 2009 Notes and common stock. At March 31, 2012, due to voluntary conversions by noteholders, there were no July 2009 Notes outstanding.

On April 2, 2009, the Company issued $6 million of April 2009 Notes and corresponding warrants to purchase common stock. The April 2009 Notes bear interest at an annual rate of 8% payable semi-annually in other senior unsecured convertible promissory notes to the holder. At any time the holder can require the Company to redeem the note upon 10 days prior written notice. The April 2009 Notes are classified as a short-term liability due to this right of redemption. With the conversion price reset on December 17, 2011 noted above, the April 2009 Notes are convertible into shares of common stock at a conversion rate of $0.001. At March 31, 2012, $0.2 million of the April 2009 Notes were outstanding.

On June 9, 2008, the Company issued $20 million of June 2008 Notes. The notes bear interest at an annual rate of 15% payable at quarterly intervals in other senior unsecured convertible promissory notes to the holder, and with the conversion price reset on December 17, 2011 noted above, are convertible into shares of common stock at a conversion rate of $0.001. The June 2008 Notes mature on September 9, 2013.

As part of the March 2012 Financing, the Company and certain holders of the June 2008 Notes agreed to exchange approximately $2.0 million of June 2008 Notes for $250 thousand of March 2012 I Notes. The holders that participated in this exchange have the option, at each such holder’s discretion, to purchase up to each holder’s pro rata portion of an additional $1.25 million principal amount of March 2012 I Notes, which such option is exercisable for a period of five years from the closing. At March 31, 2012, $0.1 million of the June 2008 Notes remain outstanding.

All of the Company’s convertible notes contained various provisions regarding the adjustment of their applicable conversion prices. During 2011, conversion price resets went into effect on January 1, March 12, September 2 and December 17. There are no other scheduled adjustments to the conversion prices of the Company’s convertible notes. In addition, the conversion rate of all of the Company’s convertible notes will be reduced if the Company issues additional shares of common stock or common stock equivalents for consideration that is less than the then applicable conversion price or if the conversion or exercise price of any common stock equivalent (including the convertible notes) is adjusted or modified to a price less than the then applicable conversion price.

The Company is in compliance with all debt-related covenants at March 31, 2012. Upon the occurrence of an event of default, holders of the Company’s notes have the right to require the Company to prepay all or a portion of their notes.

At March 31, 2012, the maturities of the Company’s convertible notes are as follows:

($ in thousands, face value amounts)	2012	2013	2021	2022

June 2008 Notes, April 2009 Notes, September 2009 Notes and July 2009 Notes issued in September 2009	$-	$2,351	$-	$-
March 2010 Notes	-	26,228	-	-
September 2011 Notes	-	-	7,037	-
March 2012 Notes	-	-	-	2,250
Total	$-	$28,579	$7,037	$2,250

As noted above, the April 2009 Notes, the September 2009 Notes, the July 2009 Notes issued in September 2009, the March 2010 Notes, the September 2011 Notes and the March 2012 Notes are classified as short-term liabilities due to the rights of holders of those notes to require the Company to redeem their notes at any time within the next twelve months.

7.  Stock Incentive Plans and Share-Based Compensation

During 2009, the Company established the 2009 Stock Incentive Plan (“2009 Plan”). At a Special Meeting of Stockholders of Genta Incorporated held on October 21, 2011, the Company’s stockholders approved an amendment and restatement of the 2009 Plan, adjusting the number of shares of common stock reserved for issuance under the 2009 Plan to be fifteen percent (15%) of the outstanding shares of the Company’s common stock on each of November 1, 2011, April 1, 2012, August 1, 2012, November 1, 2012, April 1, 2013, August 1, 2013, November 1, 2013, April 1, 2014, August 1, 2014 and September 1, 2014.

To date, the Company has issued restricted stock units, (“RSUs”) under the 2009 Plan. The following table summarizes the RSU activity under the 2009 Plan for the three–month period ended March 31, 2012:

Restricted Stock Units	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Outstanding nonvested RSUs at January 1, 2012	104,559	$0.1356
Granted	42,460	$0.002
Vested	-	-
Forfeited or expired	-	-
Outstanding nonvested RSUs at March 31, 2012	147,019	$0.097

Based on the closing price of Genta common stock of $0.002 per share on March 31, 2012, the intrinsic value of the nonvested RSUs at March 31, 2012 was $0.3 million. As of March 31, 2012, there was approximately $33 thousand of total scheduled unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan, which is expected to be recognized over the remainder of 2012. Under the terms of virtually all of the Company’s outstanding RSUs, the holders of the RSUs are entitled to anti-dilution protection in the form of additional shares of stock to be issued on the vesting dates of the underlying RSUs. During the three-month period ended March 31, 2012, there were no grants of RSUs to employees; the number of shares in the above table, 42,460, represents the number of shares reserved for anti-dilution protection during that time period. The Company re-measures these RSUs to fair value, including the obligation to issue incremental shares under anti-dilution provisions, at each reporting period until the shares are issued.

Share-based compensation expense recognized for the three-month periods ended March 31, 2012 and March 31, 2011, was comprised as follows:

	Three Months ended March 31,
($ in thousands, except per share data)	2012	2011

Research and development expenses	$14	$84
Selling, general and administrative	27	113
Total share-based compensation expense	$41	$197
Share-based compensation expense, per basic common share	$0.00	$0.01
Share-based compensation expense, per diluted common share	$0.00	$0.00

8.  Net Income per Share

The information required to compute basic and diluted net income per share is as follows:

($ and share numbers in thousands, except per share amounts)	Three Months ended March 31,
	2012	2011
Numerator:
Net income	$5,234	$513
Plus: income impact of assumed conversion interest on convertible debt	1,081	944
Net income plus assumed conversion	$6,315	$1,457

Denominator:
Weighted average shares outstanding:
Basic	1,842,016	16,401
Effect of dilutive convertible notes	37,865,205	2,234,533
Effect of dilutive warrants	8,885,433	1,037,676
Effect of dilutive restricted stock units and convertible preferred stock	147,037	3,617
Diluted	48,739,691	3,292,227

Net income per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.00

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

10.  Supplemental Disclosure of Cash Flows Information and Non-Cash Investing and Financing Activities

No interest or income taxes were paid with cash during the three–month periods ended March 31, 2012 and March 31, 2011. On March 9, 2012, the Company issued $0.8 million of September 2011 Notes in lieu of interest due on its September 2011 Notes. On March 9, 2012, the Company issued $1.5 million of March 2010 Notes in lieu of interest due on its March 2010 Notes. On March 9, 2012, the Company issued June 2008 Notes totaling $76 thousand in lieu of interest due on its June 2008 Notes. On March 2, 2012, the Company issued $9 thousand of April 2009 Notes in lieu of interest due on its April 2009 Notes. On January 4, 2012, the Company issued $78 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes. On March 9, 2011, the Company issued $68 thousand of June 2008 Notes in lieu of interest due on its June 2008 Notes. On March 9, 2011 the Company issued March 2010 Notes totaling $1.5 million in lieu of interest due on the March 2010 Notes. On March 2, 2011, the Company issued $9 thousand in April 2009 Notes in lieu of interest due on its April 2009 Notes. On January 7, 2011, the Company issued $1 thousand in July 2009 Notes in lieu of interest due on its July 2009 Notes. On January 4, 2011, the Company issued $100 thousand of September 2009 Notes in lieu of interest due on its September 2009 Notes.

From January 1, 2012 through March 31, 2012, holders of the Company’s convertible notes voluntarily converted approximately $0.7 million, resulting in an issuance of 746 million shares of common stock. From January 1, 2011 through March 31, 2011, holders of the Company’s convertible notes voluntarily converted approximately $2.1 million, resulting in an issuance of 51.6 million shares of common stock.

From January 1, 2011 through March 31, 2011, holders of the Company’s March 2010 Warrants voluntarily exercised a portion of their warrants, resulting in an issuance of 2.1 million shares.

11.  Subsequent Events

From March 31, 2012 through May 11, 2012, holders of convertible notes have voluntarily converted approximately $0.4 million of their notes, resulting in an issuance of 362.8 million shares of common stock.

12. Related Party Transactions

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

As described in Note 6 to the condensed consolidated financial statements, the Company issued September 2011 Warrants, December 2010 Warrants and March 2010 Warrants to extend the maturity of various notes, including the June 2008 Notes. Dr. Warrell and Dr. Itri, as holders of outstanding June 2008 Notes, received September 2011 Warrants, December 2010 Warrants and March 2010 Warrants.

As described in Note 6 to the condensed consolidated financial statements, as part of the March 2012 Financing, the Company and Dr. Warrell and Dr. Itri exchanged approximately $2.0 million of June 2008 Notes for $250 thousand of March 2012 I Notes. Dr. Warrell and Dr. Itri have the option, at each such holder’s discretion, to purchase an additional $1.25 million principal amount of March 2012 I Notes, which such option is exercisable for a period of five years from the closing.  The remaining members of the Board of Directors independently discussed Dr. Warrell and Dr. Itri’s participation in the transaction and resolved that such participation would not interfere with Dr. Warrell or Dr. Itri’s exercise of independent judgment in carrying out their responsibilities in their respective positions. In connection with the March 2012 Financing and in accordance with the Audit Committee Charter, the Audit Committee reviewed and approved the March 2012 Financing including the exchange by Dr. Warrell and Dr. Itri of June 2008 Notes for March 2012 I Notes.

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

The Company has had recurring annual operating losses since its inception, and we expect to incur substantial operating losses due to continued requirements for ongoing and planned research and development activities, pre-clinical and clinical testing, manufacturing activities, regulatory activities and establishment of a sales and marketing organization. From our inception to March 31, 2012, we have incurred a cumulative net deficit of $1,261.9 million. We expect that such losses will continue at least until one or more of our product candidates are approved by one or more regulatory authorities for commercial sale in one or more indications.

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

In May 2012, we initiated a randomized, double-blind, placebo-controlled study in patients with advanced gastric cancer. The trial, known as TESEGAST, will be conducted at cancer centers in the U.S., Western Europe, and Asia. The trial will enroll patients with advanced gastric cancer who have measurable disease that has progressed after initial chemotherapy with a platinum-containing drug and a fluoropyrimidine. Testing for HER2 expression is required, and HER2-positive patients must have received and progressed on trastuzumab. In this “all-oral” chemotherapy program, eligible patients will receive capecitabine and will be randomly assigned to receive capsules of tesetaxel or placebo. The primary endpoint of the trial is overall survival. Secondary endpoints include overall response, progression-free survival, and safety.

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

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

($ in thousands)	2012	2011

Product sales – net	$4	$53
Cost of goods sold	-	6
Gross margin	4	47

Operating expenses:
Research and development	1,963	2,348
Selling, general and administrative	1,535	1,629
Total operating expenses	3,498	3,977

Other (expense)/income:
Interest and other income	1	5
Interest expense	(1,163)	(862)
Amortization of deferred financing costs and debt discount	(7,564)	(7,381)
Fair value – warrant liability	25,508	12,681
Loss on redemption of debt	(8,214)	-
Gain on exchange of debt	160	-
Total other income/(expense), net	8,728	4,443

Net income	$5,234	$513

Product sales-net

Product sales-net, of Ganite®, were $4 thousand for the three–month period ended March 31, 2012, compared with $53 thousand for the three-month period ended March 31, 2011. Unit sales were identical in both periods; however, an increase in product returns led to the decline in net sales.

Cost of goods sold

During the three–month period ended March 31, 2012, all sales of Ganite® were from product that had been previously accounted for as excess inventory.

Research and development expenses

Research and development expenses of $2.0 million for the three–month period ended March 31, 2012 represented a decline of 16% from the prior-year period. The decline is primarily attributable to the absence of spending in 2012 on Genasense®, a project that was terminated in June 2011. Research and development expenses incurred on the tesetaxel project during the first quarter of 2012 were approximately $1.7 million, or 91% of research and development expenses during the first quarter of 2012. In the prior-year quarter, research and development expenses incurred on the tesetaxel project were approximately $1.3 million, representing 56% of research and development expenses and research and development expenses incurred on the Genasense® project were approximately $0.7 million, or 31% of research and development expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.5 million for the three–month period ended March 31, 2012, a decline from $1.6 million for the three–month period ended March 31, 2011, primarily due to lower share-based compensation expense.

Interest and other income
Interest expense

The total of interest and other income and interest expense resulted in expense, net of $(1.2) million for the three–month period ended March 31, 2012, significantly higher than the prior-year figure of $(0.9) million, due to the higher level of outstanding convertible notes.

Amortization of deferred financing costs and debt discount

In March 2012, we entered into an agreement with certain investors whereby we would issue up to $13.5 million of senior secured convertible notes and initially closed on a first transaction of $2.25 million of such notes on March 30, 2012.

The aggregate intrinsic value of the difference between the market price of our Company’s share of stock on March 30, 2012 and the conversion price of the notes was in excess of the face value of the notes, and thus, a full debt discount was recorded in an amount equal to the face value of the notes. We are amortizing the resultant debt discount over the term of the notes through their maturity date.

The accounting for the issuance of convertible notes in September 2011, March 2010, September 2009, April 2009 and June 2008 also required that we record a debt discount against each of these notes, to be amortized over the respective lives of the notes. We have had a number of conversion price resets on these notes, the last one being December 17, 2011, and with each conversion price reset, we have recorded a debt discount equal to the face value of the notes (at the time of the reset), and have amortized the new figure over the respective remaining lives of the notes. As notes are converted, the amortization of the respective debt discount is accelerated.

In conjunction with the issuance of convertible notes in March 2012, September 2011, March 2010, September 2009, April 2009 and June 2008, we incurred certain financing costs, including, for several of the financings, the issuance of warrants to purchase our common stock. These financing costs are being amortized over the term of the notes through their respective maturity dates. As notes are converted, the amortization of the respective deferred financing costs is accelerated.

Amortization of deferred financing costs and debt discount increased to $7.6 million for the three-month period ended March 31, 2012 compared with $7.4 million for the prior-year quarter, primarily due to the inclusion of amortization related to the September 2011 transaction.

Fair value – warrant liability

In September 2011 we issued a series of warrants to purchase shares of our common stock in exchange for extending the maturity of certain convertible notes and issued debt warrants to purchase additional convertible notes as part of a financing transaction. Similarly, in December 2010 and March 2010, we issued a series of warrants to purchase shares of our common stock in exchange for extending the maturity of certain convertible notes. All of these warrants and the debt warrants have anti-dilution protection and can be exercised using a cashless exercise procedure; warrants with these characteristics are accounted for as liabilities and marked-to-market over their lives.

At March 31, 2012, based upon a Black-Scholes valuation model, we valued these warrants and debt warrants, in total, at $14.7 million, a decline from our valuation at December 31, 2011 of $40.2 million, resulting in income of $25.5 million on the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2012.

In the prior-year period, based upon a Black-Scholes valuation model, the decline in valuation of the warrants issued in December 2010 and March 2010 resulted in income on the Condensed Consolidated Statement of Operations for the three–month period ended March 31, 2011 of $12.7 million.

Loss on redemption of debt

As part of the March 2012 financing transaction, we agreed to distribute the proceeds held in the blocked account resulting from the September 2011 Financing to holders of the September 2011 H Notes and to redeem an equal amount of September 2011 H Notes at face value. The redemption of the September 2011 H Notes resulted in a loss of $8.2 million on the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2012, which represents the difference between the face amount of the notes redeemed and their carrying amount on the date of redemption.

Gain on exchange of debt

As part of the March 2012 financing transaction, certain holders of notes issued in June 2008 exchanged approximately $2.0 million of those notes for $250 thousand of new notes issued in March 2012. This exchange resulted in a gain of $0.2 million on the Condensed Consolidated Statement of Operations for the three–month period ended March 31, 2012, which represents the difference between the face amount of the notes redeemed and their carrying amount on the date of redemption.

Net income

Genta recorded net income of $5.2 million, or $0.00 net loss per basic and diluted share, for the three-month period ended March 31, 2012, compared with net income of $0.5 million, or $0.03 net income per basic share and $0.00 net income per diluted share, for the three–month period ended March 31, 2011. The increase in net income was primarily due to higher income from marking-to-market the warrant liabilities in this year’s quarter compared with the prior year’s quarter, partially offset by the loss on the redemption of certain September 2011 H Notes.

Liquidity and Capital Resources

On March 31, 2012, we had cash and cash equivalents totaling $2.6 million, compared with $2.1 million at December 31, 2011, reflecting the completion of our financing transaction in March 2012 and the receipt of $1.2 million from the sale of portions of our New Jersey net operating losses, mostly offset by the use of funds to operate our company. Net cash used in operating activities for the three–month period ended March 31, 2012 was $1.3 million, significantly lower than the net outflow of $3.7 million for the three–month period ended March 31, 2011, reflecting the receipt of $1.2 million from the sale of portions of our New Jersey net operating losses as well as our efforts to conserve our cash.

Presently, with no further financing, we project that the Company will run out of funds during June 2012. Investors in the March 2012 financing transaction have the right, at each investor’s discretion, to purchase up to an additional $11.25 million of senior secured convertible notes having the same terms as the notes issued in the first transaction. We currently do not have any financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell some or all of our assets, cease operations or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results of operation and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our carrying values of cash, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies. We have not entered into and do not expect to enter into financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2011. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Presently, with no further financing, we project that we will run out of funds during June 2012. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell all or some of our assets, cease operations or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

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

We have a significant amount of debt. As of March 31, 2012, we had a face amount of debt outstanding of $37.8 million, consisting of the face value of June 2008 Notes of $0.1 million, the face value of April 2009 Notes of $0.2 million, the face value of the September 2009 Notes and July 2009 Notes issued in September 2009 of $2.0 million, the face value of March 2010 Notes of $26.2 million, the face value of September 2011 Notes of $7.0 million and the face value of March 2012 Notes of $2.3 million.

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

 Our convertible notes contain various provisions regarding the adjustment of their applicable conversion prices. Conversion price resets went into effect in 2011 on January 1, March 12, September 2 and December 17. There are no additional scheduled adjustments to the conversion prices of our convertible notes. However, the conversion rate of all of our convertible notes will be reduced if we issue additional shares of common stock or common stock equivalents for consideration that is less than the then applicable conversion price or if the conversion or exercise price of any common stock equivalent (including our convertible notes) is adjusted or modified to a price less than the then applicable conversion price. If the foregoing adjustments occur, our convertible notes will be convertible into a greater number of shares and our current stockholders' ownership holdings will be further diluted upon exercise of such notes.

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

Our convertible notes mature on various dates in 2013, 2021 and 2022, and bear interest payable quarterly or semi-annually at rates of 6.0%, 8.0%, 12.0% or 15.0% per annum. However, a majority of our notes allow the holders, at various dates throughout 2012 to require us to redeem their notes upon 10 days prior written notice by certain requisite holders. Absent additional financing, we will likely not have sufficient funds to pay the principal upon maturity or upon any acceleration thereof. If we fail to pay principal on our convertible notes when due, we will be in default under our debt agreements which could have an adverse effect on our business, financial condition and results of operations.

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

We have never been profitable. We have incurred substantial annual operating losses associated with ongoing research and development activities, preclinical testing, clinical trials, regulatory submissions and manufacturing activities. From the period since our inception to March 31, 2012, we have incurred a cumulative net deficit of $1,261.9 million. Achieving profitability is unlikely unless one or more of our product candidates is approved by the FDA or EMA for commercial sale in one or more indications.

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

The raw materials that we require to manufacture our drugs, particularly taxanes, are available from only a few suppliers. If these suppliers cease to provide us with the necessary raw materials or fail to provide us with an adequate supply of materials at an acceptable price and quality, we could be materially adversely affected.

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

At March 31, 2012, we had 2,090 million shares of common stock outstanding and 64,993 million shares reserved for the conversion of our outstanding convertible preferred stock, convertible notes, warrants, debt warrants, purchase rights and restricted stock units. Future sales of shares of our common stock by existing stockholders, holders of preferred stock who might convert such preferred stock into common stock, holders of convertible notes who might convert such convertible notes into common stock, holders of debt warrants who might convert such debt warrants into convertible notes and then convert those convertible notes into common stock, and purchase right and warrant holders who may exercise their purchase rights and warrants to purchase common stock also could adversely affect the market price of our common stock. Moreover, the perception that sales of substantial amounts of our common stock might occur could adversely affect the market price of our common stock.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Document
4.1	Form of Senior Secured Convertible I Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
10.1	Twelfth Amendment Agreement dated January 18, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 19, 2012).
10.2	Thirteenth Amendment Agreement dated February 15, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2012).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
10.4	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
10.5	Form of General Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
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

Genta Incorporated

Date: May 14, 2012	/s/ RAYMOND P. WARRELL, JR., M.D.
Raymond P. Warrell, Jr., M.D. Chairman and Chief Executive Officer (principal executive officer)

Date: May 14, 2012	/s/ GARY SIEGEL
Gary Siegel Vice President, Finance (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
4.1	Form of Senior Secured Convertible I Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
10.1	Twelfth Amendment Agreement dated January 18, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 19, 2012).
10.2	Thirteenth Amendment Agreement dated February 15, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2012).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
10.4	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
10.5	Form of General Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 29, 2012).
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.